Form 10-Q
period 1996-09-30
COX RADIO INC
filed 1996-11-13
CIK 1018522

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 (MARK ONE)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------

                         COMMISSION FILE NUMBER 1-12187

                                COX RADIO, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              DELAWARE                                     58-1620022
    (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


1400 LAKE HEARN DRIVE, ATLANTA, GEORGIA                       30319
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)



       Registrant's telephone number, including area code: (404) 843-5000

                                ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                                ---------------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    There were 8,736,973 shares of Class A Common Stock outstanding as of
                              October 31, 1996.

    There were 19,577,672 shares of Class B Common Stock outstanding as of
                              October 31, 1996.

                               COX RADIO, INC.
                                  FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                              TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----

                        PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.......................................................................      2

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS........................................................      9

                         PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES......................................................................      12

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................      12

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...........................................................      13

SIGNATURES............................................................................................      14

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   COX RADIO, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                                 1996             1995
                                                                                             -------------     ------------
                                                                                                (THOUSANDS OF  DOLLARS)
ASSETS
Current Assets
 Cash and cash equivalents.........................................................          $       2,813     $      1,691
 Accounts and notes receivable, less allowance for doubtful
  accounts of $952 and $774, respectively..........................................                 29,224           30,667
 Prepaid expenses and other current assets.........................................                  3,012            3,289
                                                                                             -------------     ------------
   Total current assets............................................................                 35,049           35,647

Plant and equipment, net...........................................................                 29,311           28,020
Intangible assets, net.............................................................                136,887          126,798
Other assets.......................................................................                  3,866            1,302
                                                                                             -------------     ------------
   Total assets....................................................................          $     205,113     $    191,767
                                                                                             =============     ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
 Accounts payable and accrued expenses.............................................          $       8,283     $     10,924
 Unit appreciation plan ("UAP") liability .........................................                  2,552              963
 Income taxes payable..............................................................                      -              278
 Other current liabilities.........................................................                    714              873
                                                                                             -------------     ------------
   Total current liabilities.......................................................                 11,549           13,038

Amounts due to Cox Enterprises, Inc................................................                107,119          125,089
Deferred income taxes..............................................................                  7,604            6,470
                                                                                             -------------     ------------
   Total liabilities...............................................................                126,272          144,597
                                                                                             -------------     ------------


Shareholder's equity:
 Preferred stock, $1.00 par value: 5,000,000 shares authorized,
  none outstanding.................................................................                      -                -
 Common stock, $1.00 par value; 6,000 shares authorized
  and 600 shares outstanding at December 31, 1995..................................                      -                1
 Class A Common Stock, $1.00 par value; 70,000,000 shares
  authorized, none outstanding.....................................................                      -                -
 Class B Common Stock, $1.00 par value; 45,000,000 shares
  authorized and 19,577,672 shares outstanding at
  September 30, 1996...............................................................                 19,578                -
 Additional paid-in capital........................................................                108,114           90,947
 Deficit in retained earnings......................................................                (48,851)         (43,778)
                                                                                             -------------     ------------
   Total shareholder's equity......................................................                 78,841           47,170
                                                                                             -------------     ------------
   Total liabilities and shareholder's equity......................................          $     205,113     $    191,767
                                                                                             =============     ============

See notes to consolidated financial statements.

                               COX RADIO, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     ------------------            -----------------
                                                                     1996          1995            1996         1995
                                                                     ----          ----            ----         ----
                                                                                  (THOUSANDS OF DOLLARS)
NET REVENUES:
   Local..................................................           $ 24,294  $ 24,124            $ 74,708 $ 67,326
   National...............................................              7,984     7,045              23,463   22,069
   Other..................................................                739       233               1,154      558
                                                                     --------  --------            -------- --------
     Total net revenues...................................             33,017    31,402              99,325   89,953
COSTS AND EXPENSES:
   Operating..............................................             11,482    12,275              32,046   30,527
   Selling, general and administrative....................             10,944    10,770              37,677   35,527
   Corporate general and administrative...................              1,986     2,979               4,327    4,852
   Depreciation and amortization..........................              2,027     1,768               6,006    5,483
                                                                     --------  --------            -------- --------
OPERATING INCOME..........................................              6,578     3,610              19,269   13,564

OTHER INCOME (EXPENSE):
Interest expense..........................................             (2,553)   (1,535)             (5,409)  (4,477)
Other - net...............................................                (51)      286                (326)      18
                                                                     --------  --------            -------- --------
INCOME BEFORE INCOME TAXES                                              3,974     2,361              13,534    9,105
Income taxes..............................................              1,604     1,006               5,951    3,954
                                                                     --------  --------            -------- --------
NET INCOME ...............................................           $  2,370   $ 1,355            $  7,583 $  5,151
                                                                     ========   =======            ======== ========


See notes to consolidated financial statements.

                               COX RADIO, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                 (UNAUDITED)




                                                                                                               DEFICIT
                                                     COMMON STOCK       CLASS B COMMON STOCK     ADDITIONAL       IN
                                                     -------------      --------------------       PAID-IN     RETAINED
                                                    SHARES   AMOUNT     SHARES        AMOUNT       CAPITAL     EARNINGS      TOTAL
                                                    ------   ------     ------        ------       -------     --------      -----
                                                                           (AMOUNTS IN THOUSANDS)

BALANCE AT DECEMBER 31, 1995.....................        1   $    1                               $ 90,947    $ (43,778)  $ 47,170
 Net income .....................................                                                                 7,583      7,583
 Dividends to CEI ...............................                                                               (12,656)   (12,656)
 Capital contribution by CEI ....................                                                   36,744                  36,744
 Issuance of Class B Common Stock to CEI.........       (1)      (1)    19,578      $ 19,578       (19,577)
                                                    ------   ------     ------      --------      --------    ---------   --------
BALANCE AT SEPTEMBER 30, 1996 ...................        0   $    0     19,578      $ 19,578      $108,114    $ (48,851)  $ 78,841
                                                    ======   ======     ======      ========      ========    =========   ========


See notes to consolidated financial statements.

                               COX RADIO, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                           NINE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                                      ---------------------
                                                                                      1996             1995
                                                                                      ----             ----
                                                                                    (THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ........................................................................   $  7,583     $  5,151
Items not requiring cash:
 Depreciation......................................................................      1,931        1,832
 Amortization......................................................................      4,075        3,651
 Deferred income taxes.............................................................      1,134         (504)
Decrease in accounts receivable....................................................      1,443          824
Decrease in accounts payable and accrued expenses..................................       (226)        (541)
Decrease in taxes payable..........................................................       (278)        (116)
Increase (decrease) in UAP liability...............................................      1,589         (187)
Other, net.........................................................................        565           27
                                                                                      --------     --------
    Net cash provided by operating activities......................................     17,816       10,137
                                                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...............................................................     (1,381)      (2,070)
Acquisitions, net of cash acquired.................................................    (15,811)     (11,697)
Increase in other long-term assets.................................................     (3,205)      (2,788)
                                                                                      --------     --------
    Net cash used in investing activities..........................................    (20,397)     (16,555)
                                                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amounts due to CEI.....................................................     18,774        8,594
Dividends paid.....................................................................    (12,656)           -
Decrease in book overdrafts........................................................     (2,415)      (2,451)
                                                                                      --------     --------
    Net cash provided by financing activities......................................      3,703        6,143
                                                                                      --------     --------
Net increase (decrease) in cash and cash equivalents...............................      1,122         (275)
Cash and cash equivalents at beginning of period...................................      1,691        1,897
                                                                                      --------     --------
Cash and cash equivalents at end of period.........................................   $  2,813     $  1,622
                                                                                      ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest.............................................................   $  5,687     $  4,593
Cash paid for income taxes.........................................................   $  6,546     $  5,773
Noncash activities - Capital contribution by CEI...................................   $ 36,744            -

See notes to consolidated financial statements.

                                COX RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1996

1.  BASIS OF PRESENTATION AND OTHER INFORMATION

Cox Radio, Inc. ("Cox Radio" or the "Company"), a subsidiary of Cox Enterprises, Inc. ("CEI"), is a leading national radio broadcasting company whose business is devoted exclusively to operating, acquiring and developing radio stations located throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995 and notes thereto contained in Cox Radio's registration statement filed with the Securities and Exchange Commission on Form S-1 (Commission File No. 333-08737).

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996 or any interim period.

2.  COX RADIO CONSOLIDATION AND INITIAL PUBLIC OFFERING

On September 30, 1996, pursuant to an Agreement and Plan of Merger of KFI, Inc., WCKG, Inc., WWRM, Inc. and Cox Syracuse, Inc. with and into Cox Radio, Inc. (the "Plan of Merger"), CEI transferred direct or indirect ownership of its U.S. radio broadcast properties to Cox Radio (the "Cox Radio Consolidation"). In connection with the Cox Radio Consolidation, the Company amended its Certificate of Incorporation to change the capital structure of the Company. As a result, the Company's capital stock consists of 70,000,000 authorized shares of Class A Common Stock, 45,000,000 authorized shares of Class B Common Stock and 5,000,000 authorized shares of Preferred Stock, all at $1.00 par value per share. Pursuant to the Plan of Merger, CEI, through its indirect subsidiary, Cox Broadcasting, Inc., received 19,577,672 shares of the Company's Class B Common Stock for its ownership interests. CEI's historical basis in the assets and liabilities of the operations were carried over to Cox Radio.

On October 2, 1996, the Company completed an initial public offering of 7,500,000 shares of the Company's Class A Common Stock at a price of $18.50 per share. In connection with the public offering, the Company granted the underwriters an option to purchase up to 1,125,000 additional shares of the Company's Class A Common Stock at the public offering price of $18.50 per
share.  This option was exercised and closed on October 2, 1996.   Proceeds to
the Company from the public offering and the underwriters' option totaled approximately $149,000,000, net of underwriting discounts and commissions. The Company used approximately $107.1 million of such net proceeds to repay all amounts then outstanding under notes due to CEI (see note 4). The balance of the net proceeds will be available for general corporate purposes and acquisitions, including to partially fund the NewCity Acquisition (see note 3). Also in connection with the public offering, the Company registered 111,973 shares of the Company's restricted Class A Common Stock that were issued to certain members of the Company's management pursuant to the Cox Radio, Inc. Long-Term Incentive Plan.

Historical net income per common share is not presented due to the Cox Radio Consolidation and subsequent initial public offering discussed above.

The following supplemental pro forma net income per share and share amounts assume the Cox Radio Consolidation and initial public offering were completed as of January 1, 1995.

                                          Three Months Ended           Nine Months Ended
                                            September 30,                September 30,
                                         1996         1995           1996             1995
                                         ----         ----           ----             ----
Pro forma net income                     3,902       2,276         10,828            7,837
Pro forma common shares outstanding     25,694      26,697         26,289           26,781
Pro forma net income per share            0.15        0.09           0.41             0.29


3.  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

In January 1996, Cox Radio completed the acquisition of Louisville stations WRKA-FM and WRVI-FM for $8.7 million. The Company also acquired Louisville station WXNU-FM, later renamed WHTE-FM, for $2.6 million in August 1996.

In June 1996, the Company acquired WHEN-AM and WWHT-FM in Syracuse for $4.5
million.   These stations are being operated by NewCity Communications, Inc.
("NewCity") under a local marketing agreement ("LMA").

The acquisitions were accounted for by the purchase method, and accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair market values at the date of the acquisition. A substantial portion of each purchase price was allocated to intangible assets to reflect the FCC broadcasting licenses acquired. The excess of the purchase price over the fair market value of the net assets acquired has been recorded as goodwill and is being amortized over 30 to 40 years using the straight-line basis. No liabilities were assumed by the Company as a result of the acquisitions. Operations of WRKA-FM, WRVI-FM, and WHTE-FM have been included in the consolidated results of the Company since the acquisition date of each such station. These stations' operations are not considered to be significant and thus, pro forma results are not presented.

In April 1996, the Company agreed to sell WIOD-AM in Miami for $13.0 million (the "Miami Disposition"). This transaction was consummated in October 1996 and resulted in a pre-tax gain of approximately $2.1 million which will be recognized in the fourth quarter of 1996.

In June 1996, the Company agreed to exchange WCKG-FM and WYSY-FM in Chicago for WHOO-AM, WHTQ-FM and WMMO-FM in Orlando (the "Orlando Acquisition"). In addition to receiving the three Orlando stations, Cox Radio will also receive cash proceeds of approximately $20 million, subject to certain adjustments.
The Company has filed a Premerger Notification pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR") for the Orlando Acquisition and has received a second request from the Department of Justice ("DOJ"). The Company expects to comply substantially with the second request in the fourth quarter of 1996. The Company expects to consummate the Orlando Acquisition in the first half of 1997. In June
1996, the Company entered into an LMA with the seller to operate the Orlando stations and assigned its rights under the LMA to NewCity.

For tax purposes, the Company will account for the Orlando Acquisition and Miami Disposition as like-kind exchanges. Tax rules will allow the Company to defer a substantial portion of the related tax gains on these transactions upon the reinvestment of the $32.5 million in net proceeds in qualifying future acquisitions. The Company is presently pursuing additional qualifying reinvestment properties.

In July 1996, the Company entered into an agreement to acquire NewCity Communications, Inc. for approximately $253 million, which includes certain working capital adjustments, consisting of approximately $166 million in cash and approximately $87 million in assumption of NewCity debt (the "NewCity Acquisition"). The NewCity Acquisition is expected to be financed with proceeds from a new bank credit facility to be negotiated prior to the consummation of the acquisition. The consummation of the NewCity Acquisition, which is anticipated to occur in the first half of 1997, is subject to certain closing conditions, including receipt of approval by the Federal Communications Commission ("FCC") and the DOJ. The Company has received an HSR second request on the NewCity Acquisition from the DOJ relating to the Orlando market and expects to comply substantially with the second request in the fourth quarter of 1996.

In July 1996, the Company decided to exercise its option to purchase WFNS-AM for an aggregate consideration of $1.5 million (the "Tampa Acquisition"). The Company expects to complete this transaction during the fourth quarter of 1996.

In October 1996, the Company agreed to acquire KRAV-FM and KGTO-AM (the "Tulsa Acquisition"). The Company entered into an LMA with the seller to operate these stations and assigned its rights under the LMA to NewCity. This acquisition is expected to close during the first quarter of 1997.

The Miami Disposition, the Orlando Acquisition, the NewCity Acquisition, the Tampa Acquisition, and the Tulsa Acquisition are collectively referred to as the "Pending Acquisitions".


4.  TRANSACTIONS WITH AFFILIATED COMPANIES

In June and September 1996, CEI contributed to the capital of the Company and its subsidiaries $33.4 million and $3.3 million, respectively. During August 1996, the Company completed the Louisville Acquisition for $2.6 million which was funded by CEI. At September 30, 1996, the Company and its subsidiaries owed to CEI a total of $107.1 million which is evidenced by interest bearing notes accruing interest at Chase Manhattan Bank's prime rate plus 1.5%. In connection with the initial public offering (see note 2), all amounts due to CEI were paid in full.

5.  COMMITMENTS AND CONTINGENCIES

The NewCity Acquisition and the Orlando Acquisition are being reviewed by the DOJ pursuant to the respective HSR filings. In connection with the Orlando Acquisition, the DOJ has issued a second request seeking the production of documents and other information on the Chicago and Orlando radio markets. In connection with the NewCity Acquisition, the DOJ has issued a second request seeking the production of documents and other information on the Orlando radio market. There can be no assurance that the DOJ will not require restructuring of the acquisitions, potentially including the divestiture of certain stations, as part of the HSR review process. In addition, consummation of each of the Pending Acquisitions is subject to receiving FCC approval. Further, the Company must obtain waivers of (a) the FCC radio-television cross-ownership rules in order to complete the NewCity Acquisition as it relates to NewCity's stations in Atlanta and Orlando and the Orlando Acquisition, and (b) FCC radio-newspaper cross-ownership rule as it relates to NewCity's station in Atlanta. There can be no assurance that FCC approval and waivers will be obtained.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS OF COX RADIO


The following discussion should be read in conjunction with the accompanying historical Consolidated Statements of Income for the three and nine month periods ended September 30, 1996 and 1995.


GENERAL

The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow and EBITDA. Broadcast Cash Flow is defined as net revenues less station operating expenses. EBITDA is defined as operating income plus depreciation and amortization. Although Broadcast Cash Flow and EBITDA are not recognized under generally accepted accounting principles ("GAAP"), they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, the Company believes that these measures will be useful to investors. However, investors should not consider Broadcast Cash Flow or EBITDA to be an alternative to operating income as determined in accordance with GAAP, an alternative to cash flows from operating activities (as a measure of liquidity) or an indicator of the Company's performance under GAAP.

The primary source of the Company's revenues is the sale of local, national and network advertising. Most of the Company's revenue is generated from local advertising which is sold by each station's sales staff. Historically, approximately 76% and 24% of the Company's gross revenues were generated from local and national advertising, respectively. The Company's most significant station operating expenses are employees' salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues for the year, and the fourth calendar quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotional expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

ACQUISITIONS AND DISPOSITIONS

During the past several years, the Company has actively managed its portfolio of radio stations through selected acquisitions, dispositions and swaps, as well as the use of local marketing agreements ("LMA's") and joint sales agreements ("JSA's"). Specific transactions entered into by the Company during the past nine months are discussed below.

In January 1996, Cox Radio completed the acquisition of Louisville stations WRKA-FM and WRVI-FM for $8.7 million. The Company also acquired Louisville station WXNU-FM, later renamed WHTE-FM, for $2.6 million in August 1996.

In June 1996, the Company acquired WHEN-AM and WWHT-FM in Syracuse  for $4.5
million.   These stations are being operated by NewCity Communications, Inc.
("NewCity") under an LMA.

In April 1996, the Company agreed to sell WIOD-AM in Miami for $13.0 million (the "Miami Disposition"). This transaction was consummated in October 1996 and resulted in a pre-tax gain of approximately $2.1 million which will be recognized in the fourth quarter of 1996.

In June 1996, the Company agreed to exchange WCKG-FM and WYSY-FM in Chicago for WHOO-AM, WHTQ-FM and WMMO-FM in Orlando (the "Orlando Acquisition") and $20 million. The Company has received an HSR second request from the DOJ. The Company expects to comply substantially with the second request in the fourth quarter of 1996. The Company expects to consummate the Orlando Acquisition in the first half of 1997. In June 1996, the Company entered into an LMA with the seller to operate the Orlando stations and assigned its rights under the LMA to NewCity.

For tax purposes, the Company will account for the Orlando Acquisition and Miami Disposition as like-kind exchanges. Tax rules will allow the Company to defer a substantial portion of the related tax gains on these transactions upon the reinvestment of the net proceeds in qualifying future acquisitions. The Company is presently pursuing additional qualifying reinvestment properties.

In July 1996, the Company agreed to acquire NewCity Communications, Inc. for approximately $253 million, which includes certain working capital adjustments, consisting of approximately $166 million in cash and approximately $87 million
in assumption of debt (the "NewCity Acquisition").   The Company has received
an HSR second request from the DOJ relating to the Orlando market. The Company expects to comply substantially with the second request in the fourth quarter of 1996. The consummation of the NewCity Acquisition is anticipated to occur during the first half of 1997.

In July 1996, the Company decided to exercise its option to purchase WFNS-AM (Tampa) for an aggregate consideration of $1.5 million. The Company expects to complete this transaction during the fourth quarter of 1996.

In October 1996, the Company agreed to acquire KRAV-FM and KGTO-AM (Tulsa). This acquisition is expected to close during the first quarter of 1997. The Company entered into an LMA with the seller to operate these stations and assigned its rights under the LMA to NewCity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Net Revenues. Net revenues for the third quarter of 1996 increased $1.6 million to $33.0 million, a 5.1% increase over the third quarter of 1995. This increase was primarily attributable to increased sports programming revenues at the Atlanta stations and the successful repositioning of the Los Angeles stations resulting from the Company's decision to sell advertising on the Los Angeles stations separately. These increases were partially offset by a decrease resulting from a July 1996 LMA with the prospective purchaser of WCKG-FM and WYSY-FM in Chicago.

Station Operating Expenses. Station operating expenses decreased $0.6 million to $22.4 million, a decrease of 2.7% from the third quarter of 1995. The decrease was attributable to the July 1996 LMA of WCKG-FM and WYSY-FM and was partially offset by an increase due to the acquisition of WRVI-FM and WRKA-FM in January 1996.

Broadcast Cash Flow. Broadcast cash flow increased $2.2 million to $10.6 million, a 26.7% increase over the third quarter of 1995 for the reasons discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses decreased $1.0 million to $2.0 million primarily due to a non-recurring corporate charge during 1995.

Operating Income. Operating income for the third quarter of 1996 increased $3.0 million to $6.6 million, an increase of 82.2% over the third quarter of 1995 for the reasons discussed above.

Interest expense. Interest expense increased $1.0 million to $2.5 million, a 66.3% increase from the prior third quarter, primarily as a result of an increase in interest-bearing notes payable to CEI.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Net Revenues. Net revenues for the nine months ended September 30, 1996 increased $9.4 million to $99.3 million, a 10.4% increase over the comparable
period of 1995.   This increase was primarily attributable to increased sports programming revenues at the Atlanta stations, the successful repositioning of the Los Angeles stations as described above and the acquisition of WRVI-FM and WRKA-FM in Louisville in January 1996.

Station Operating Expenses. Station operating expenses for the nine months ended September 30, 1996 increased $3.7 million to $69.7 million, a 5.6% increase over the comparable period of 1995. Significant components of the increase related to higher sports programming costs in Atlanta, higher selling compensation costs at the Los Angeles stations and the acquisition of WRVI-FM and WRKA-FM in Louisville in January 1996. These increases were offset by a decrease related to the Chicago stations, WCKG-FM and WYSY-FM.

Broadcast Cash Flow.   Broadcast cash flow for the nine months ended September
30, 1996 increased $5.7 million to $29.6 million, a 23.9% increase over the comparable period of 1995 for the reasons discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses for the nine months ended September 30, 1996 decreased $.5 million to $4.3 million primarily as a result of a non-recurring corporate charge during 1995.

Operating Income. Operating income for the nine months ended September 30, 1996 increased by $5.7 million to $19.3, a 42.1% increase over the comparable period of 1995 for the reasons discussed above.

Interest expense. Interest expense for the nine months ended September 30, 1996 increased $0.9 million to $5.4 million, a 20.8% increase over the comparable period of 1995, primarily resulting from an increase in interest-bearing notes payable to CEI.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash provided by operations. For the nine months ended September 30, 1996, cash from operations increased $7.7 million to $17.8 million, a 76% increase primarily attributable to an increase in net income, the UAP liability, and the deferred tax liability. Cash requirements have been funded by Cox Radio's operating activities and historically, as needed, through intercompany advances from CEI. Prior to the Cox Radio Consolidation, certain of the indirect subsidiaries of CEI entered into various notes with CEI, (the "CEI Notes") which bear interest at the prime rate (as reported by the Chase Manhattan Bank N.A.) plus 1.5%. Upon the consummation of the initial public offering, Cox Radio used approximately $107.1 million of the net proceeds of the offering to completely discharge all amounts owed under the CEI Notes. In addition, Cox Radio has entered into a revolving credit facility with CEI (the "New CEI Credit Facility"). All interest accrued and principal owed under the New CEI Credit Facility prior to the consummation of the Company's initial public offering was contributed by CEI to Cox Radio. Subsequent to the consummation of the initial public offering, all existing and future borrowings under the New CEI Credit Facility will accrue interest at CEI's commercial paper rate plus .75%. CEI continues to perform day-to-day cash management services for Cox Radio.

During the nine months ended September 30, 1996, Cox Radio declared and paid dividends totaling $12.7 million representing cash generated by certain of the Company's radio stations.

                          PART II - OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES

      In connection with the transactions contemplated by the Cox Radio Consolidation, on September 30, 1996, the Company amended its Certificate of Incorporation to change the capital structure of the Company, with the result that the Common Stock of the Company was exchanged for shares of Class B Common Stock of the Company. There has been no change made by the Company that would alter the description of the Class A Common Stock and the Class B Common Stock of the Company found on pages 86-89 of the Company's Registration Statement on Form S-1 (Commission File No. 333-08737).


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      By Written Consent of the Sole Shareholder dated July 22, 1996, the following directors were elected: Nicholas D. Trigony, Robert F. Neil, James C. Kennedy, David E. Easterly.

      By Written Consent of the Sole Shareholder dated September 25, 1996, the Company's sole shareholder approved the filing of the Company's Amended and Restated Certificate of Incorporation and the adoption of Cox Radio, Inc. Long-Term Incentive Plan, the Cox Radio, Inc. Employee Stock Purchase Plan, and the Cox Radio, Inc. Restricted Stock Plan for Non-Employee Directors.

      By Written Consent of the Sole Shareholder dated September 26, 1996, the sole shareholder approved the Agreement and Plan of Merger of KFI, Inc., WCKG, Inc., WWRM, Inc. and Cox Syracuse, Inc. with and into the Company.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

             *         2.1  Agreement and Plan of Merger, dated as of July 1,
                            1996, by and among Cox Radio, Inc., New Cox Radio
                            II, Inc., NewCity Communications, Inc. and certain stockholders of NewCity Communication, Inc.
             *         2.2  Guaranty by Cox Broadcasting, Inc., dated as of
                            July 1, 1996, in favor of NewCity Communication,
                            Inc.
             *         3.1  Amended and Restated Certificate of Incorporation
                            of Cox Radio, Inc.
             *         3.2  Amended and Restated Bylaws of Cox Radio, Inc.
             *         4.1  Indenture between NewCity Communication, Inc. and
                            Shawmut Bank Connecticut, National Association, as
                            Trustee, dated as of November 2, 1993, related to the 11 3/8% Notes due 2003 of NewCity
                            Communications, Inc.
             *         4.2  First Supplemental Indenture between NewCity
                            Communications, Inc. and Shawmut Bank Connecticut,
                            National Association, as Trustee, dated as of September 16, 1994, relating to the 11 3/8% Notes due 2003 of NewCity Communications, Inc.
             *         4.3  Specimen of Class A Common Stock Certificate
             *        10.1  Promissory Note for Cox Radio, Inc.
             *        10.2  Promissory Note for WSB, Inc.
             *        10.3  Promissory Note for Cox Kentucky, Inc.
             *        10.4  Promissory Note for WHIO, Inc.
             *        10.5  Promissory Note for Cox Syracuse, Inc.
             *        10.6  Promissory Note for WWRM, Inc.
             *        10.7  Promissory Note for WCKG, Inc.
             *        10.8  Form of New CEI Credit Facility
             *        10.9  Cox Radio, Inc. Long-Term Incentive Plan
             *       10.10  Cox Radio, Inc. Employee Stock Purchase Plan
             *       10.11  Cox Radio, Inc. Restricted Stock Plan for
                            Non-Employee Directors
                      27.1  Financial Data Schedule (for SEC use only)
             * Incorporated by reference to the corresponding exhibit of Cox Radio's Registration Statement on Form S-1
                     (Commission File No. 333-08737)

      (b) Reports on Form 8-K filed during the quarter ended September 30, 1996:

              none

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



COX RADIO, INC.







November 13, 1996                      /s/ Maritza C. Pichon
                                       --------------------------------
                                       Maritza C. Pichon
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       duly authorized officer)