Form 10-K405
period 1996-12-31
COX RADIO INC
filed 1997-03-26
CIK 1018522

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED
                 EFFECTIVE OCTOBER 7, 1996].
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-12187

                            [COX RADIO, INC. LOGO]
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      58-1620022
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
                or organization)

   1400 LAKE HEARN DRIVE, ATLANTA, GEORGIA                         30319
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (404) 843-5000
                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                Class A Common Stock, par value $1.00 per share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]
                             ---------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of March 18, 1997, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $171,858,290 based on the closing price on the New York Stock Exchange on such date.

There were 8,736,973 shares of Class A Common Stock outstanding as of March 18, 1997.
There were 19,577,672 shares of Class B Common Stock outstanding as of March 18, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

================================================================================

                                COX RADIO, INC.

                          1996 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                      PART I
  Item 1.     Business....................................................     1
  Item 2.     Properties..................................................    19
  Item 3.     Legal Proceedings...........................................    20
  Item 4.     Submission of Matters to a Vote of Security Holders.........    20

                                     PART II

  Item 5.     Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................    21
  Item 6.     Selected Consolidated Financial Data........................    22
  Item 7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................    29
  Item 8.     Financial Statements and Supplementary Data.................    35
  Item 9.     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................    52

                                     PART III

  Item 10.    Directors and Executive Officers of the Registrant..........    52
  Item 11.    Executive Compensation......................................    52
  Item 12.    Security Ownership of Certain Beneficial Owners and
                Management................................................    52
  Item 13.    Certain Relationships and Related Transactions..............    52

                                     PART IV

  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................    53
  Signatures  ............................................................    54

                                     PART I

ITEM 1.  BUSINESS

     Cox Radio, Inc. ("Cox Radio" or the "Company"), upon completion of the Pending Transactions (defined herein), will be one of the ten largest radio broadcasting companies in the United States, based on both net revenues and number of stations. Cox Radio will own or operate, or provide sales and marketing services for 43 radio stations (28 FM and 15 AM) clustered in 12 markets, including 18 stations to be acquired from NewCity Communications, Inc. ("NewCity") (the "NewCity Acquisition"). On a pro forma basis for 1996, Cox Radio will be the number one radio station group ranked by revenue share in five of its 12 markets. On a pro forma basis, Cox Radio would have generated net revenue of $189.7 million and broadcast cash flow of $58.6 million during the year ending December 31, 1996.

     Cox Radio is an indirect majority-owned subsidiary of Cox Enterprises, Inc. ("CEI"). CEI indirectly owns approximately 69% of the Company's Common Stock (defined below) and has approximately 96% of the voting power of Cox Radio. The Company has two classes of common stock outstanding, Class A Common Stock, par value $1.00 per share (the "Class A Common Stock") and Class B Common Stock, par value $1.00 per share (the "Class B Common Stock"), collectively defined as the "Common Stock." CEI's wholly-owned subsidiary, Cox Broadcasting, Inc. ("Cox Broadcasting") is the sole stockholder of shares of the Company's Class B Common Stock. CEI, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest media companies in the United States, with consolidated 1996 revenues of approximately $4.6 billion. Prior to the Company's initial public offering, CEI transferred all of its U.S. radio operations to Cox Radio (the "Cox Radio Consolidation"). Cox Radio, as part of CEI, was a pioneer in radio broadcasting, building its first station in 1934, acquiring its flagship station, WSB-AM (Atlanta), in 1939 and launching its first FM station, WSB-FM (Atlanta), in 1948.

     Cox Radio seeks to maximize the revenues and broadcast cash flow of its radio stations by operating and developing clusters of stations in demographically attractive and rapidly growing markets, including major markets such as Los Angeles and Atlanta and Sunbelt markets such as Miami, Tampa, Orlando, San Antonio and Birmingham. During the past five years, the 12 markets in which the Company's stations will operate have demonstrated, on an aggregate basis, greater radio advertising revenue growth than the average of 5.3%, which was calculated using revenue projections obtained from the Radio Advertising Bureau (the "RAB"), for the U.S. radio industry as a whole. The Pending Transactions will enhance the clustering of the Company's radio stations; Cox Radio will operate three or more stations in nine of its 12 markets, and a total of 29 of the Company's 43 stations will be clustered in six markets. In addition, the NewCity Acquisition will create a platform for future strategic acquisitions to further cluster radio stations in the Company's markets.

     As a result of the Company's management, programming and sales efforts, the Company's radio stations are characterized by strong ratings and above average power ratios. In addition, Cox Radio has a track record of acquiring, repositioning and improving the operating performance of previously underperforming stations. Cox Radio's senior operating management, together with the NewCity senior operating management which will join Cox Radio as part of the NewCity Acquisition, will be comprised of six individuals with an average of over 23 years of experience in the radio broadcasting industry, including an average of over 14 years with their respective organizations. The Company believes that this experienced senior management team will be well positioned to manage larger radio station clusters and take advantage of new opportunities arising in the U.S. radio broadcasting industry.

PRIOR, RECENT AND PENDING TRANSACTIONS

     During 1996, the Company consummated the following transactions (the "Prior Transactions"):

Louisville Acquisitions

     In January 1996, Cox Radio acquired two Louisville FM stations for $8.7 million in cash. In August 1996, Cox Radio acquired an additional Louisville FM station for $2.6 million in cash (the "Louisville Acquisitions").

Miami Disposition

     In October 1996, Cox Radio completed its sale of its AM station in Miami for $13 million in cash (the "Miami Disposition").

Syracuse Acquisition

     In June 1996, Cox Radio acquired an AM and an FM station in Syracuse for $4.5 million in cash (the "Syracuse Acquisition").

Tulsa Acquisition

     In December 1996, Cox Radio acquired an AM and an FM station in Tulsa for $5.5 million in cash (the "Tulsa Acquisition").

     As of the date of this report, the Company had consummated the following transactions during 1997 (the "Recent Transactions"):

Orlando Acquisition

     In March 1997, Cox Radio exchanged its two Chicago radio stations for three Orlando stations and approximately $20 million in cash (the "Orlando Acquisition").

Tampa Acquisition

     In March 1997, Cox Radio acquired an AM station in Tampa for approximately $1.5 million in cash (the "Tampa Acquisition").

     The Company expects to consummate the following transactions in the first half of 1997 (the "Pending Transactions"):

NewCity Acquisition

     In July 1996, Cox Radio agreed to acquire NewCity for an aggregate consideration of approximately $253 million, consisting of approximately $163 million in cash, approximately $87 million in assumption of NewCity debt and approximately $3 million in working capital adjustments. The NewCity Acquisition will provide Cox Radio with an additional 18 stations (12 FM and 6 AM): seven stations in three new markets (Birmingham, Bridgeport and San Antonio) and 11 stations in four existing markets (Atlanta, Orlando, Syracuse and Tulsa). Two of the three new markets are in the Sunbelt, a region which the Company believes will, over the next several years, demonstrate greater radio advertising revenue growth than the U.S. radio industry as a whole. The acquisition of three radio stations in Syracuse will provide Cox Radio with five stations (three FM and two
AM) in that market, and the acquisition of four radio stations in Orlando will provide Cox Radio with seven stations (four FM and three AM) in that market. The Company expects NewCity's management group to join Cox Radio, providing continuity and management depth to the combined organization.

Los Angeles Acquisition

     In January 1997, Cox Radio agreed in principle to acquire the license and certain assets of an FM radio station in Los Angeles for $19 million in cash (the "Los Angeles Acquisition").

     The following table summarizes certain information relating to the Company's radio stations, assuming the consummation of the Pending Transactions:

                                                                          AUDIENCE                   DEMOGRAPHIC GROUP
                                                                          SHARE IN       RANK IN     (ADULTS 25 - 54)
                                                            TARGET         TARGET        TARGET      -----------------
MARKET AND STATION CALL                                  DEMOGRAPHIC     DEMOGRAPHIC   DEMOGRAPHIC   AUDIENCE
LETTERS(1)                         FORMAT                   GROUP           GROUP         GROUP        SHARE     RANK
-----------------------  ---------------------------   ----------------  -----------   -----------   ---------   -----
LOS ANGELES
  KFI-AM                 Talk                          Adults 35-54(2)       5.6            2            3.7        6
  KOST-FM                Adult Contemporary            Women 25-44(2)        4.9            2            3.9        4
  KRTO-FM(3)             --                            --                     --           --             --       --
  KACE-FM                R&B Oldies                    African American     12.5            4            1.3       27(4)
                                                       Adults 35-54
ATLANTA
  WSB-AM                 News/Talk                     Adults 35-64         11.4            1            7.9        3
  WSB-FM                 Adult Contemporary            Women 25-54           8.2            4            6.4        5
  WJZF-FM(5)(6)          Jazz                          Men 25-54             3.6           11            3.5       13
  WCNN-AM(6)             Sports/Talk                   Men 25-54             2.1           17            1.1       18
MIAMI
  WFLC-FM                Hot Adult Contemporary        Adults 25-54          4.0           11            4.0       11
  WHQT-FM                Urban Adult Contemporary      Adults 25-54          5.9            2            5.9        2
TAMPA
  WWRM-FM                Soft Adult Contemporary       Women 35-54(2)        9.4            2            6.1        5(4)
  WCOF-FM                70's Oldies                   Adults 25-44(2)       6.6            3(4)         6.1        5(4)
  WSUN-AM                Standards                     Men 25-54             2.7           14            1.6       16
  WFNS-AM                R&B Oldies                    Men 25-54             1.0           20             .6       20(4)
ORLANDO
  WDBO-AM(5)             News/Talk                     Adults 35-64          7.5            4            4.5       11(4)
  WWKA-FM(5)             Country                       Adults 25-54          8.6            1            8.6        1
  WCFB-FM(5)             Rhythmic Adult Contemporary   Women 25-54           6.3            6            5.4        9(4)
  WZKD-AM(5)             Kids Radio                    Children 3-11          --           --             --       --
  WHOO-AM(7)             Standards                     Adults 55+             --           --             .7       18
  WHTQ-FM(7)             Classic Rock                  Men 25-54             8.5            2            5.5        8
  WMMO-FM(7)             Rock Adult Contemporary       Adults 25-54          5.4            9(4)         5.4        9(4)
SAN ANTONIO
  KCYY-FM(5)             Country                       Adults 25-54          6.9            3            6.9        3
  KKYX-AM(5)             Classic Country               Adults 35-64          2.6           14            1.4       18
  KCJZ-FM(5)             Jazz                          Adults 25-54          4.2           11            4.2       11
LOUISVILLE
  WRKA-FM                Oldies                        Adults 35-54(2)       6.7            4            5.8        5(4)
  WRVI-FM                Rock Adult                    Adults 25-49          2.0           13(4)         1.8       14(4)
  WHTE-FM                Contemporary Alternative      Adults 18-34          3.9            9            1.8       14(4)
BIRMINGHAM
  WZZK-FM(5)             Country                       Adults 25-54         13.8(8)         1(8)        13.8(8)     1(8)
  WZZK-AM(5)             Country                       Adults 25-54           --           --             --       --
  WODL-FM(5)             Oldies                        Adults 25-54          7.5            5            7.5        5
DAYTON
  WHIO-AM                News/Talk                     Adults 35-64          6.6            4            4.1        9
  WHKO-FM                Country                       Adults 25-54         13.5            1           13.5        1
TULSA
  KRMG-AM(5)             News/Talk                     Adults 25-54          7.7            4            7.7        4
  KWEN-FM(5)             Country                       Adults 25-54         11.5            1           11.5        1
  KJSR-FM(5)             70's Oldies                   Adults 25-54          8.3            3            8.3        3
  KRAV-FM(7)             Adult Contemporary            Adults 25-54          4.6            8            4.6        8
  KGTO-AM(7)             Standards                     Adults 55+             --           --             .6       19(4)
BRIDGEPORT
  WEZN-FM(5)             Adult Contemporary            Adults 25-54         10.3(9)         1(9)        10.3        1
SYRACUSE
  WSYR-AM(5)             News/Talk                     Adults 35-64         10.9            2            6.4        6
  WYYY-FM(5)             Adult Contemporary            Adults 25-54         10.6            2           10.6        2
  WBBS-FM(5)             Country                       Adults 25-54         10.8            1           10.8        1
  WHEN-AM(7)             Sports/Talk                   Men 25-54             4.5            8            2.5       10
  WWHT-FM(7)             Adult Hit Radio               Women 18-34           4.0            8            2.4       11

---------------

(1) Metropolitan market served; city of license may differ.
(2) Arbitron does not report the audience share on these specific target audiences. Therefore, the closest representative target audience shares and rankings were used.
(3) Station to be acquired pursuant to the Los Angeles Acquisition.
(4) Tied.
(5) Station to be acquired pursuant to the NewCity Acquisition.
(6) Station operated by Cox Radio pursuant to an LMA (defined herein).
(7) Station operated by NewCity pursuant to an LMA.
(8) Audience share and audience rank information for WZZK-AM and WZZK-FM are combined because the stations are simulcast.
(9) Audience share and rank data is based only on Arbitron Market Reports for Fall 1996 and Spring 1996 because Arbitron does not produce Summer and Winter Arbitron Market Reports for the Bridgeport/Fairfield County market.

     The Company's stations are diversified in terms of format, target audience, geographic location and stage of development. Management believes that a number of the Company's stations have significant growth opportunities or turnaround potential and can therefore be characterized as developing stations. Generally, the Company considers developing stations to include those which have been recently acquired by the Company and offer the greatest potential for growth. Currently, the Company considers nine of its stations to be developing stations. Cox Radio believes these stations can achieve significant broadcast cash flow growth by employing the Company's operating strategy. Management believes that its mix of stations in different stages of development enables it to maximize the Company's growth potential.

OPERATING STRATEGY

     The following is a description of the key elements of the Company's operating strategy:

Clustering of Stations

     Cox Radio operates its stations in clusters to (i) enhance net revenue growth by increasing the appeal of the Company's stations to advertisers and enabling such stations to compete more effectively with other forms of advertising and (ii) achieve operating efficiencies by consolidating broadcast facilities, eliminating duplicative positions in management and production and reducing overhead expenses. Management believes that operating several radio stations in each of its markets will enable its sales teams to offer advertisers more attractive advertising packages. Furthermore, as radio groups achieve significant audience share, they can deliver to advertisers the audience reach that historically only television and newspapers could offer, with the added benefit of frequent exposure to advertisers' potential customers. Management believes that the Company's clusters of stations, and their corresponding audience share, provide opportunities to capture an increased share of total advertising revenue in each of its markets.

Development of Underperforming Stations

     The Company's management has demonstrated its ability to acquire underperforming radio stations and develop them into consistent ratings and revenue leaders. The Company's historic margins reflect the acquisition and continued development of underperforming stations, as well as the fact that increases in net revenue are typically realized subsequent to increases in audience share. Management believes that a number of the Company's stations have significant growth opportunities or turnaround potential and can therefore be characterized as developing stations.

Implementation of the Company's Management Philosophy

     The Company's local station operations are supported by a lean corporate staff which employs a management philosophy emphasizing (i) market research and targeted programming; (ii) a customer-focused selling strategy; and (iii) marketing and promotional activities.

     (i) Market Research and Targeted Programming. Cox Radio's research, programming and marketing strategy combines extensive research with an assessment of competitors' vulnerabilities and market dynamics in order to identify specific audience opportunities within each market. Cox Radio also retains consultants and research organizations to continually evaluate listener preferences. Using this information, Cox Radio tailors the programming, marketing and promotions of each Cox Radio station to maximize its appeal to its target audience. Cox Radio's disciplined application of market research enables each of its stations to be responsive to the changing preferences of its targeted listeners. This approach focuses on the needs of the listener and its community and is designed to improve ratings and maximize the impact of advertising for the Company's customers.

     Through its research, programming and marketing, Cox Radio also seeks to create a distinct and marketable local identity for each of its stations in order to enhance audience share and listener loyalty and to protect against direct format competition. To achieve this objective, the Company employs and promotes distinct high-profile on-air personalities and local sports programming at many of its stations. For example, the Company broadcasts (i) "Dr. Laura," which originates at one of the Company's stations in Los Angeles, in Atlanta, Dayton, Los Angeles, Syracuse, Tulsa and Orlando; (ii) "Rush Limbaugh" in Los Angeles, Orlando, Syracuse and Tulsa; (iii) the 1996 National League Champion Atlanta Braves in Atlanta and Tampa; and (iv) the Orlando Magic in Orlando and Tampa.

     (ii) Customer-Focused Selling Strategy. The Company has implemented a unique, customer-focused approach to selling advertising known as the Consultative Selling System. The Company's sales personnel are trained to approach each advertiser with a view towards solving the marketing needs of the customer. In this regard, the sales staff consults with customers, attempts to understand their business goals and offers comprehensive marketing solutions, including the use of radio advertising. Instead of merely selling station advertising time, the Company's sales personnel are encouraged to develop innovative marketing strategies for the station's advertising customers.

     (iii) Marketing and Promotional Activities. The Company's stations regularly engage in significant local promotional activities, including advertising on local television and in local print media, participating in telemarketing and direct mailings and sponsoring contests, concerts and events. Special events may include charitable athletic events, events centered around a major local occasion or local ethnic group and special community or family events. Cox Radio also engages in joint promotional activities with other media in their markets to further leverage the Company's promotional spending. These promotional efforts help the Company's stations add new listeners and increase the amount of time spent listening to the stations.

Leveraging of Senior Operating Management Team

     Cox Radio's senior operating management, together with the NewCity senior operating management, which will join Cox Radio as part of the NewCity Acquisition, will be comprised of six individuals with an average of over 23 years of experience in the radio broadcasting industry, including an average of over 14 years with their respective organizations. See "-- The NewCity Acquisition -- Additions to Senior Operating Management Team." These two management teams share a common operating philosophy, which management believes will facilitate the integration of the two companies. A portion of the compensation of the senior operating management team is linked to the Company's operating results through participation in the Company's Long-Term Incentive Plan. See Note 9 to the Company's Consolidated Financial Statements included elsewhere herein.

Cultivation of Strong Local Management Teams

     The Company places great importance on the hiring and development of strong local management teams and has been successful in retaining experienced management teams that have strong ties to their communities and customers.

     The Company invests significant resources in identifying and training employees to create a talented team of managers at all levels of station operations. These resources include: (i) Gallup/SRI, which helps the Company identify and select talented individuals for management and sales positions;
(ii) NewCity Associates, an independent sales and management training company initially created by NewCity, which trains and develops managers and sales executives; and (iii) a program of seminars conducted by the Company's senior operating management and outside consultants.

     Local managers are empowered to run the day-to-day operations of their stations and to develop and implement policies that will improve station performance and establish long-term relationships with listeners and advertisers. The compensation of the local station managers is dependent upon the financial performance of the stations and linked to participation in the Company's Long-Term Incentive Plan. See Note 9 to the Company's Consolidated Financial Statements included elsewhere herein.

ACQUISITION STRATEGY

     During the last several years, the Company has implemented its clustering strategy through the acquisition of radio stations in several of its existing markets. Management believes that recent changes in federal regulations will allow Cox Radio to continue to pursue its acquisition strategy. The Telecommunications Act of 1996 (the "1996 Act") removed the limit on the number of radio stations an operator may own nationwide and increased the number of radio stations an operator may own in a single market. As a result of this legislation, the competitive landscape in the radio broadcasting industry is changing. Management believes that larger, well-capitalized companies with experienced management, such as Cox Radio, will be best positioned to take advantage of this changing environment. Management considers the following factors when making an acquisition.

Market Selection Considerations

     Cox Radio intends to continue to acquire additional radio stations in the 12 markets in which it will operate following the completion of the Pending Transactions. In the past, the Company has primarily acquired underperforming stations. Cox Radio may also make opportunistic acquisitions in additional markets in which the Company believes that it can cost-effectively achieve a leading position in terms of audience and revenue share. Management also believes that Cox Radio will have the financial resources and management expertise to continue to pursue its acquisition strategy. Certain future acquisitions may be limited by the multiple and cross-ownership rules of the Federal Communications Commission ("FCC"). See "-- Federal Regulation of Broadcasting -- Ownership Matters" and "-- Recent Changes."

Station Considerations

     Cox Radio expects to concentrate on acquiring radio stations that offer, through application of Cox Radio's operating philosophy, the potential for improvement in the station's performance, particularly its broadcast cash flow. Such stations may be in various stages of development, presenting Cox Radio with an opportunity to apply its management techniques and to enhance asset value. In evaluating potential acquisitions, the Company considers the strength of a station's broadcast signal. A powerful broadcast signal enhances delivery range and clarity, thereby influencing listener preference and loyalty. Cox Radio also assesses the strategic fit of an acquisition with its existing clusters of radio stations. When entering a new market, Cox Radio expects to acquire a "platform" upon which to expand its portfolio of stations and to build a leading cluster of stations. Cox Radio believes that the NewCity Acquisition will create such a platform in several markets for the pursuit of its acquisition strategy.

INDUSTRY OVERVIEW

     The primary source of revenues for radio stations is generated from the sale of advertising time to local and national spot advertisers and national network advertisers. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87%. The growth in total radio advertising revenue tends to be fairly stable and has generally grown at a rate faster than the Gross National Product ("GNP"). With the exception of 1991, when total radio advertising revenue fell by approximately 3.1% compared to the prior year, advertising revenue has risen in each of the 15 years through 1995 (the most recent year for which this information is available) more rapidly than both inflation and the GNP. Total domestic radio advertising revenue in 1995 of $11.5 billion, as reported by the RAB, was at its highest level in the industry's history.

     According to the RAB's Radio Marketing Guide and Fact Book for Advertisers, 1994-1995, radio reaches approximately 96% of all Americans over the age of 12 every week. More than one-half of all radio listening is done outside the home, in contrast to other advertising media, and three out of four adults are reached by car radio each week. The average listener spends approximately three hours and 20 minutes per day listening to radio. Most radio listening occurs during the morning, particularly between the time a listener wakes up and the time the listener reaches work. This "morning drive time" period reaches more than 85% of people over the age of 12 and, as a result, radio advertising sold during this period achieves premium advertising rates. Radio listeners have gradually shifted over the years from AM to FM stations. FM reception, as compared to AM, is generally clearer and provides greater tonal range and higher fidelity. In comparison to AM, FM's listener share is now in excess of 75%, despite the fact that the number of AM and FM commercial stations in the United States is approximately equal.

     Radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, adult contemporary, oldies and news/talk. A station's format and style of presentation enables it to target certain demographics. By capturing a specific share of a market's radio listening audience, with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations utilize data published by audience measuring services, such as Arbitron, to estimate how many people within particular geographical markets and demographics listen to specific stations.

     The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular station and the local competitive environment. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

     A station's local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a station usually will engage a firm that specializes in soliciting radio advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the station's market and receive commissions based on the revenue from the advertising obtained.

COMPETITION; CHANGES IN THE BROADCASTING INDUSTRY

     The radio broadcasting industry is a highly competitive business. The success of each of the Company's stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. The Company's radio stations compete for listeners directly with other radio stations in their respective markets primarily on the basis of program content that appeals to a target demographic group. By building a strong listener base consisting of a specific demographic in each of its markets, Cox Radio is able to attract advertisers seeking to reach those listeners. The Company's stations compete for advertising revenue directly with other radio stations and with other electronic and print media within their respective markets.

     Factors that are material to a station's competitive position include management experience, the station's audience share rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance, and the number and characteristics of other stations in the market area. Cox Radio attempts to improve its competitive position with promotional campaigns aimed at the demographics targeted by its stations and by sales efforts designed to attract advertisers. Recent changes in the law and in FCC rules and policies have increased the number of radio stations a broadcaster may own in a given market and permit, within limits, joint arrangements with other stations in a market relating to programming, advertising sales, and station operations. Management believes that radio stations that elect to take advantage of these opportunities may, in certain circumstances, have lower operating costs and may be able to offer advertisers more attractive rates and services.

     Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC and the number of radio stations that a single entity may own and operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC's multiple ownership rules, which regulate the number of stations that may be owned and controlled by a single entity.

     The Company's stations compete for advertising revenue with other radio stations and with other electronic and print media. Potential advertisers can substitute advertising through broadcast television, cable television systems (which can offer concurrent exposure on a number of cable networks to enlarge the potential audience), daily, weekly, and free-distribution newspapers, other print media, direct mail, and on-line computer services for radio advertising. Competing media commonly target the customers of their competitors, and advertisers regularly shift dollars from radio to these competing media and vice versa. Accordingly, there can be no assurance that any of the Company's stations will be able to maintain or increase its current audience ratings and advertising revenue share. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting ("DAB"). The delivery of information through the Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as broadcast television, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

     The FCC currently has before it proceedings that will permit the use of DAB to deliver audio programming, and has allocated spectrum for the provision of satellite DAB service. DAB provides a medium for the delivery by satellite or terrestrial means of multiple new, high quality audio programming formats to local and national audiences. This technology also may be used in the future by radio broadcast stations either on existing or alternate broadcasting frequencies or on new frequency bands. In addition, the FCC has authorized an additional 100 kHz of spectrum for the AM band and will soon allocate frequencies in this new band to certain existing AM station licensees. By the end of a transition period to be determined by the FCC, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

     Cox Radio cannot predict what other matters might be considered in the future by the FCC, nor can it assess in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

FEDERAL REGULATION OF RADIO BROADCASTING

     The ownership, operation and sale of radio stations, including those licensed to Cox Radio, are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended ("the Communications Act"). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content, employment practices, and business of stations; and has the power to impose penalties, including license revocations, for violations of its rules or the Communications Act.

     The 1996 Act, which significantly amended the Communications Act in numerous respects, dramatically changed the ground rules for competition and regulation in virtually all sectors of the telecommunications industry, including broadcasting, local and long-distance telephone services, cable television services and telecommunications equipment manufacturing. In addition, the 1996 Act imposes numerous requirements on the FCC to launch new inquiries and rulemaking proceedings, perhaps 80 in all, involving a multitude of telecommunications issues, including those described herein that will directly affect the broadcast industry.

The 1996 Act mandates that such rulemaking proceedings be completed within certain time frames, in some cases as short as six months. Some of these proceedings have been completed while others remain pending.

     The following is a brief summary of certain provisions of the Communications Act, as amended by the 1996 Act, and of specific FCC rules and policies. Reference should be made to the Communications Act, FCC rules and public notices and rulings of the FCC for further information concerning the nature and extent of FCC regulation of broadcast stations.

License Renewal

     Broadcast station licenses are subject to renewal upon application to the FCC. Pursuant to Congress' mandate in the 1996 Act, the FCC has adopted a rule extending radio station license terms from seven to eight years. All licenses renewed as part of the current renewal cycle will have a term of eight years.

     Under the Communications Act, interested parties, including members of the public, may file petitions to deny a license renewal application, but competing applications for the license will not be accepted unless the current licensee's renewal application is denied. If a petition to deny presents information from which the FCC concludes (or if the FCC concludes on its own) that there is a "substantial and material" question whether grant of the renewal application would be in the public interest under applicable rules and policy, the FCC will conduct a hearing on specified issues to determine whether renewal should be granted. The FCC is required to grant a license renewal application if (i) the licensee has served the public interest; (ii) the licensee has not engaged in any serious violations of the Communications Act or the FCC's rules and regulations; and (iii) the licensee has not engaged in any other violations that would indicate a pattern of abuse of FCC rules or the Communications Act. The FCC may deny a license renewal application only if it finds that a licensee has failed to meet this three-pronged test and that there are no mitigating circumstances to warrant grant of the license renewal for a shorter period than the full license term, or to warrant the grant of a renewal with certain conditions attached to the grant. Only in the event of such a denial of a license renewal application will the FCC accept new applications for the broadcast frequency occupied by the incumbent broadcast licensee. Also, during the period when a renewal application is pending (generally four months prior to expiration of the license), the transferability of the applicant's license may be restricted.

     Historically, Cox Radio's management has not experienced any material difficulty in obtaining renewal from the FCC of any of the broadcast licenses of stations under its control.

     The following table sets forth, among other things, the frequency on which each of the stations owned, or operated pursuant to an LMA, by Cox Radio and NewCity broadcasts, and the date on which each such station's FCC license expires (a station may continue to operate beyond the expiration date if a timely filed license renewal application is pending):

                                                                                                    HEIGHT
                                                                                                     ABOVE
                                                                         EXPIRATION          FCC    AVERAGE
        MARKET(1)                   STATION               FREQUENCY    DATE OF LICENSE      CLASS   TERRAIN      POWER
-------------------------  -------------------------      ---------   -----------------     -----   -------   -----------
Los Angeles..............  KFI-AM                           640 kHz    December 1, 1997       A       N.A.          50 kw
                           KOST-FM                        103.5 MHz    December 1, 1997       B      949 m        12.5 kw
                           KACE-FM                        103.9 MHz    December 1, 1997       A      119 m        1.65 kw
                           KRTO-FM(2)                      98.3 MHz    December 1, 1997       A      296 m         .65 kw
Atlanta..................  WSB-AM(3)                        750 kHz       April 1, 1996       A       N.A.          50 kw
                           WSB-FM(3)                       98.5 MHz       April 1, 1996       C      311 m         100 kw
                           WJZF-FM(4)(5)                   104.1MHz       April 1, 2004       C1     371 m          60 kw
                           WCNN-AM(5)                       680 kHz       April 1, 2004       B       N.A.      50 kw day
                                                                                                              10 kw night
Miami....................  WFLC-FM                         97.3 MHz    February 1, 2004(6)    C        307         100 kw
                           WHQT-FM                         105.1MHz    February 1, 2004(6)    C        307         100 kw
Tampa....................  WWRM-FM                         94.9 MHz    February 1, 2004(6)    C      393 m          95 kw
                           WCOF-FM                        107.3 MHz    February 1, 2004(6)    C1     189 m         100 kw
                           WSUN-AM                          620 kHz    February 1, 2004(6)    B       N.A.           5 kw
                           WFNS-AM                          910 kHz    February 1, 2004(6)    B       N.A.           5 kw
Orlando..................  WDBO-AM(4)                       580 kHz    February 1, 2004(6)    B       N.A.           5 kw
                           WWKA-FM(4)                      92.3 MHz    February 1, 2004(6)    C      408 m          98 kw
                           WCFB-FM(4)                      94.5 MHz    February 1, 2004(6)    C      448 m          96 kw
                           WZKD-AM(4)                       950 kHz    February 1, 2004(6)    B       N.A.           5 kw
                           WHTQ-FM(7)                      96.5 MHz    February 1, 2004(6)    C      487 m         100 kw
                           WMMO-FM(7)                      98.9 MHz    February 1, 2004(6)    C2     134 m          38 kw
                           WHOO-AM(7)                       990 kHz    February 1, 2004(6)    B       N.A.      50 kw day
                                                                                                               5 kw night
San Antonio..............  KCYY-FM(4)                     100.3 MHz      August 1, 1997       C      300 m          98 kw
                           KCJZ-FM(4)                     106.7 MHz      August 1, 1997       C      310 m         100 kw
                           KKYX-AM(4)                       680 kHz      August 1, 1997       B       N.A.      50 kw day
                                                                                                              10 kw night
Louisville...............  WRKA-FM                        103.1 MHz      August 1, 2004(6)    A       95 m           6 kw
                           WRVI-FM                         94.7 MHz      August 1, 2004(6)    A      100 m           3 kw
                           WHTE-FM                        105.9 MHz      August 1, 2004(6)    A      100 m           3 kw
Birmingham...............  WZZK-FM(4)                     104.7 MHz       April 1, 2004(6)    C      396 m          99 kw
                           WODL-FM(4)                     106.9 MHz       April 1, 2004(6)    C      351 m          99 kw
                           WZZK-AM(4)                       610 kHz       April 1, 2004(6)    B       N.A.       5 kw day
                                                                                                               1 kw night
Dayton...................  WHIO-AM                         1290 kHz     October 1, 2004(6)    B       N.A.           5 kw
                           WHKO-FM                         99.1 MHz     October 1, 2004(6)    B      325 m          50 kw
Tulsa....................  KWEN-FM(3)(4)                   95.5 MHz        June 1, 1997       C      405 m          96 kw
                           KJSR-FM(3)(4)                  103.3 MHz        June 1, 1997       C      390 m         100 kw
                           KRAV-FM(3)(7)                   96.5 MHz        June 1, 1997       C      405 m          96 kw
                           KGTO-AM(3)(7)                   1050 kHz        June 1, 1997       B       N.A.           1 kw
                           KRMG-AM(3)(4)                    740 kHz        June 1, 1997       B       N.A.      50 kw day
                                                                                                              25 kw night
Bridgeport...............  WEZN-FM(4)                      99.9 MHz       April 1, 1998       B      204 m        27.5 kw
Syracuse.................  WSYR-AM(4)                       570 kHz        June 1, 1998       B       N.A.           5 kw
                           WHEN-AM(7)                       620 kHz        June 1, 1998       B       N.A.           5 kw
                           WYYY-FM(4)                      94.5 MHz        June 1, 1998       B      198 m         100 kw
                           WBBS-FM(4)                     104.7 MHz        June 1, 1998       B      150 m          50 kw
                           WWHT-FM(7)                     107.9 MHz        June 1, 1998       B      152 m          50 kw

---------------

(1) Metropolitan market served; city of license may differ.
(2) Station to be acquired by Cox Radio pursuant to the Los Angeles Acquisition.
(3) Cox Radio or NewCity has filed an application with the FCC to renew such licenses. Such applications are pending FCC approval as of March 1997.
(4) Station to be acquired by Cox Radio pursuant to the NewCity Acquisition.
(5) Cox Radio provides programming to this station pursuant to an LMA.
(6) License term extended by order of the FCC.
(7) Station operated by NewCity pursuant to an LMA with Cox Radio.

General Ownership Matters

     The Communications Act prohibits the assignment of a license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of the licensee and those persons holding "attributable" interests in the licensee.

     To obtain the FCC's prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. If the application involves the assignment of the license or a "substantial change" in ownership or control (e.g., the transfer of more than 50% of the voting stock), the application must be placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If an assignment application does not involve a "substantial change" in ownership or control, it is considered a "pro forma" application, and is not subject to the 30-day public notice period or the filing of petitions to deny. A "pro forma" application is nevertheless subject to having informal objections filed against it. If the FCC grants an assignment or transfer application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration of the grant. Generally, parties who do not file petitions to deny or informal objections against the application face a high hurdle in seeking reconsideration of the grant. The FCC normally has approximately an additional 10 days to set aside such grant on its own motion. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

     The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock are generally deemed to be attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Cox Radio's indirect parent, CEI, has attributable ownership interests in television stations located in Orlando, Florida; Charlotte, North Carolina; Pittsburgh, Pennsylvania; Dayton, Ohio; Atlanta, Georgia; Oakland, California; and El Paso, Texas and has entered into an agreement to acquire a television station in Reno, Nevada, and an agreement to acquire a television station serving the Seattle/Tacoma, Washington area. CEI also has attributable ownership interests in daily newspapers located in Grand Junction, Colorado; Palm Beach, Florida; Atlanta, Georgia; Greenville, Rocky Mount and Elizabeth City, North Carolina; Dayton and Springfield, Ohio; and Austin, Longview, Lufkin, Waco, Nacogdoches, Marshall and Jefferson, Texas. CEI has a non-attributable ownership interest in a daily newspaper located in Daytona Beach, Florida. Paul J. Rizzo, a director of CEI, is a director of The McGraw-Hill Companies, Inc. which, through a wholly-owned subsidiary, owns and operates television stations KMGH-TV, Denver, Colorado; WRTV, Indianapolis, Indiana; KERO-TV, Bakersfield, California, and KGTV, San Diego, California. Mr. Rizzo has no involvement in the day-to-day operations and management of any of the McGraw-Hill television stations, only one of which, KERO-TV, is located in a market (Los Angeles, CA) in which Cox Radio owns radio stations. None of the other officers, directors or 5% or greater shareholders of the voting stock of Cox Radio or of its subsidiaries has any attributable interest in any broadcast stations other than through Cox Radio and its subsidiaries.

     The FCC treats all partnership interests as attributable, except for those limited partnership interests that are "insulated" by the terms of the limited partnership agreement from "material involvement" in the media-related activities of the partnership under FCC policies. Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive institutional investors that hold stock for investment purposes only become attributable with the ownership of 10% or more of the stock of a corporation holding broadcast licenses. To assess whether a voting stock interest in a direct or indirect parent corporation of a broadcast licensee is attributable, the FCC uses a "multiplier" analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain.

     In March 1992, the FCC initiated an inquiry and rulemaking proceeding in which it solicited comment on whether it should alter its ownership attribution rules by (a) raising the basic benchmark for attributing ownership in a corporate licensee from 5% to 10% of the licensee's voting stock; (b) increasing the attribution benchmark for "passive institutional investors" in corporate licensees from 10% to 20% of the licensee's voting stock; (c) broadening the class of investors eligible for "passive institutional investor" status to include Small Business and Minority Enterprise Small Business Investment Companies; and (d) exempting certain widely-held limited partnership interests from attribution where each individual interest represents an insignificant percentage of total partnership equity.

     The FCC initiated a further rulemaking proceeding in December 1994 to solicit additional public comment on amending its attribution rules. Among the issues being explored in the proceeding are: (a) whether the FCC should raise the benchmarks for determining voting stock interests to be "attributable" from 5% to 10% for those stockholders other than passive institutional investors, and from 10% to 20% for passive institutional investors; (b) whether to consider non-voting stock interests to be attributable under the multiple ownership rules (at present such interests are not attributable); (c) whether to consider generally attributable voting stock interests which account for a minority of the issued and outstanding shares of voting stock of a corporate licensee, where the majority of the corporation's voting stock is held by a single stockholder;
(d) whether to relax, for attribution purposes, the FCC's insulation standards for business development companies and other widely-held limited partnerships;
(e) whether to adopt an equity threshold for non-insulated limited partnerships below which a limited partner would not be considered to have an attributable interest in the partnership, regardless of that partner's insulation from day-to-day management and operations of the media enterprises of the partnership; (f) how to treat limited liability companies and other new business forms for purposes of the FCC's attribution rules; (g) the impact of limited liability companies on broadcast ownership opportunities for women and minorities; and (h) whether to adopt a new attribution policy under which the FCC would scrutinize multiple "cross interests" or other significant business relationships, which are held in combination among ostensibly arm's-length competing broadcasters in the same market, to determine whether the combined interests, which individually would not raise concerns as to potential diminution of competition and diversity of viewpoints, would nonetheless raise such concerns in light of the totality of the relationships among the parties (including, e.g., LMAs, JSAs, debt relationships, holdings of non-attributable interests, or other relationships among competing broadcasters in the same market).

     In November 1996, the FCC issued a second further notice of proposed rulemaking in which, in addition to the attribution proposals outlined above, it seeks comment on whether the FCC should modify its attribution rules by, among other things, (a) attributing ownership in situations where an entity (i) holds a non-attributable equity or debt interest in a broadcast licensee that exceeds a minimum threshold and (ii) either supplies programming to the licensee or owns a daily newspaper, cable system or broadcast station in the same market as the licensee ("Equity/Debt Plus Rule"); (b) the attribution of interests in LMAs between television stations in the same market; and (c) the attribution of interests in JSAs. With respect to application of the Equity/Debt Plus Rule, if adopted, the Commission may grandfather equity/debt plus relationships that were in existence as of December 15, 1994, or require parties to terminate such relationships within a short period of time following the rule's adoption. The Company cannot predict when or whether any of these attribution proposals will ultimately be adopted by the FCC.

     The Communications Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens, unless the FCC finds that the public interest would be served by granting a license under such circumstances. The FCC generally has declined to permit the control of broadcast licensees by corporations with foreign ownership or voting rights in excess of the 25% benchmark. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships, and has established policies for the calculation of indirect alien ownership and voting rights. As a result of these provisions, no more than 25% of the Company's capital stock may be owned or voted by Aliens.

     Furthermore, the FCC has a "cross-interest" policy that under certain circumstances could prohibit a person or entity with an attributable interest in a broadcast station or daily newspaper from having a "meaningful" non-attributable interest in another broadcast station or daily newspaper in the same local market. Among other things, "meaningful" interests could include significant equity interests (including non-voting stock, voting stock, and limited partnership interests) and significant employment positions. This policy may limit the permissible acquisitions and investments Cox Radio may make and the permissible investments a purchaser of Cox Radio's Common Stock may make or hold. If the FCC determines that a stockholder of Cox Radio has violated this cross-interest policy, Cox Radio may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consents for certain future acquisitions. As part of its rulemaking proceeding soliciting public comment on various proposals to modify its broadcast attribution policies, the FCC also has requested public comment on whether to eliminate or codify the remaining aspects of the cross-interest policy with respect to significant employment positions, non-attributable equity interests and joint venture arrangements.

Local Radio Ownership Rule

     The FCC's local radio multiple ownership rule (the "Radio Contour Overlap Rule") provides for certain limits on the number of radio stations that one entity may own in a local geographic market. These limits are as follows:

          (a) In a radio market with 45 or more commercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same broadcast service (i.e., AM or FM);

          (b) In a radio market with between 30 and 44 (inclusive) commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same broadcast service;

          (c) In a radio market with between 15 and 29 (inclusive) commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same broadcast service; and

          (d) In a radio market with 14 or fewer commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same broadcast service, except that a party may not own, operate or control more than 50 percent of the stations in the market.

     Notwithstanding the limits contained in the Radio Contour Overlap Rule, the FCC has the authority to permit any person or entity to own, operate or control, or have an attributable ownership interest in a number of radio broadcast stations in excess of the rule's limits if the FCC determines that such ownership, operation, control or interest will result in an increase in the number of radio broadcast stations that are in operation. Although the 1996 Act, which granted the FCC such authority, does not explain the intent or rationale for this provision, Cox Radio believes that this exception may apply to newly-constructed stations and/or stations that have been off the air but are resuming broadcast operations.

     The FCC does not regulate the number of radio stations that may be owned or controlled by one entity nationally.

LMAs and JSAs

     Over the past several years, a significant number of radio broadcast licensees, including certain of Cox Radio's subsidiaries, have entered into local marketing agreements ("LMAs") and joint sales agreements

("JSAs"). Under a typical LMA, separately-owned and licensed radio stations agree to enter into cooperative arrangements subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately-owned stations serving a common geographic area agree to function cooperatively in terms of programming, advertising sales, etc., subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. Such arrangements are an extension of the concept of "time brokerage," under which a licensee of a station sells the right to broadcast blocks of time on its station to an entity or entities which program the blocks of time and sell their own commercial advertising announcements for their own account during the time periods in question. Under a typical JSA, two separately-owned radio stations serving a common service area agree to function cooperatively in terms of advertising sales only. Under such an arrangement, the licensee of one station sells the advertising time on the other licensee's station for its own account but does not provide any programming to the other licensee's station. This arrangement is also subject to ultimate control by the latter licensee.

     The FCC has heretofore determined that issues of joint advertising sales should be left to antitrust enforcement and has specifically exempted LMAs from its "cross-interest" policy. Further, the FCC and the staff of the FCC's Mass Media Bureau have held that LMAs do not per se constitute a transfer of control and are not contrary to the Communications Act, provided that the licensee of the brokered station maintains complete responsibility for and control over operations of its broadcast station (including, specifically, control over station finances, personnel and programming) and complies with applicable FCC rules and with antitrust laws. See "Item 3 -- Legal Proceedings." LMAs between two stations in the same market that involve more than 15% of the brokered station's broadcast hours per week are treated as if the brokered station were owned by the brokering station for purposes of the Radio Contour Overlap Rule. A broadcast station, therefore, is not permitted to enter into an LMA giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local station which it could not own under the FCC's Radio Contour Overlap Rule. A JSA where no programming is provided is not considered an attributable ownership interest under current FCC rules. However, in connection with its broadcast attribution rulemaking proceeding, the FCC is considering revising its attribution rules to adopt the "Equity/Debt Plus Rule" and to deem attributable for purposes of applying the ownership rules interests in JSAs where the brokered and brokering stations serve substantially the same market.

     The FCC's rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) whether it owns both stations or operates both through an LMA where the brokered and brokering stations serve substantially the same geographic area.

Cross-Ownership Rules

     Radio/Television Cross-Ownership Rule -- The FCC's radio/television cross-ownership rule (the "one to a market" rule) generally prohibits a single individual or entity from having an attributable interest in a television station and a radio station serving the same market. However, in each of the 25 largest local markets in the United States, provided that there are at least 30 separately-owned stations in the particular market, the FCC has traditionally employed a policy that presumptively allows waivers of the one to a market rule to permit the common ownership of one AM, one FM and one TV station in the same market. The 1996 Act directs the FCC to extend this policy to each of the top 50 markets. As part of a rulemaking commenced in 1994 examining the television local ownership rules, the FCC has proposed to eliminate this rule altogether or, in the alternative, to relax its policy for granting waivers of this rule.

     The FCC does not apply its presumptive waiver policy in cases involving the common ownership of one television station and two or more radio stations in the same service (AM or FM) in the same market. Pending its ongoing rulemaking proceeding reexamining the one to a market rule, the FCC has stated that it will consider waivers of the rule in such instances on a case-by-case basis, considering (a) the public service benefits that will arise from the joint operation of the facilities such as economies of scale, cost savings, and programming and service benefits; (b) the types of facilities involved; (c) the number of media outlets owned by the applicant in the relevant market; (d) the financial difficulties of the stations involved; and (e) the nature of the relevant market in light of the level of competition and diversity after joint operation is implemented. Cox Radio cannot predict whether the FCC will adopt any of these proposals.

     Radio/Daily Newspaper Cross-Ownership Rule -- The FCC's rules prohibit the common ownership of a radio station and a daily newspaper in the same market. In 1993, Congress authorized the FCC to grant waivers of the radio-newspaper cross-ownership rule to permit cross-ownership of a radio station and a daily newspaper in a top 25 market with at least 30 independent media voices, provided the FCC finds the transaction to be in the public interest. Under current policy, the FCC will grant a permanent waiver of the radio-newspaper cross-ownership rule only in those circumstances where the effects of applying the rule would be "unduly harsh," i.e., the newspaper is unable to sell the commonly-owned station or the sale would be at an artificially depressed price, or the local community could not support a separately-owned newspaper and radio station. The FCC has previously granted only two permanent waivers of this cross-ownership rule. The FCC has pending a Notice of Inquiry requesting comment on possible changes to its policy for waiving the rule including, among other things, (a) whether waivers should only be available in markets of a particular size; (b) whether any weight should be given to a newspaper's or radio station's economic presence or market penetration; and (c) whether there should be limits on the number of radio stations or other media outlets that could be co-owned with a newspaper in the same market.

     At present, the FCC's one to a market and radio-newspaper cross-ownership rules do not apply to radio LMAs. As part of its attribution rulemaking, however, the FCC has proposed to apply these rules to radio LMAs. If such a rule were adopted, Cox Radio could not provide programming to a radio station pursuant to an LMA if Cox Radio or an individual or an entity holding an attributable ownership interest in Cox Radio already owned a television station or a daily newspaper in the same market.

     Because of these multiple and cross-ownership rules, a purchaser of Cox Radio's Common Stock who acquires an attributable interest in Cox Radio may violate and may cause Cox Radio to violate the FCC's ownership rules if such purchaser also has an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest, to the extent that those investments give rise to an attributable interest. If a stockholder of Cox Radio who holds an attributable interest in Cox Radio violates any of these ownership rules, Cox Radio may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consent for certain future acquisitions.

     Under the 1996 Act, the FCC is required to review all of its broadcast ownership rules every other year to determine whether the public interest dictates that such rules be repealed or modified.

Programming and Operation

     The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates a licensee's license renewal application, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation. In addition, broadcast licensees must develop and implement programs designed to promote equal employment opportunities for minorities and women and must submit reports to the FCC with respect to these matters annually and in connection with the station's license renewal application.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full term) renewals or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Restrictions on Broadcast Advertising

     Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states restrict the advertising of alcoholic beverages. Congressional committees have recently examined legislative proposals which may eliminate or severely restrict the advertising of beer and wine. No prediction can be made as to whether any or all of the present proposals will be enacted into law.

Digital Audio Broadcasting

     The FCC recently has allocated spectrum to a new technology, DAB, to deliver satellite-based audio programming to a national or regional audience and is considering regulations for a DAB service. DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats with compact disc quality sound to local and national audiences. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcast frequencies. In addition, applications by several entities currently are pending at the FCC for authority to offer multiple channels of digital, satellite-delivered S-Band aural services that could compete with conventional terrestrial radio broadcasting. These satellite radio services use technology that may permit higher sound quality than is possible with conventional AM and FM terrestrial radio broadcasting. The FCC recently adopted service and technical regulations for satellite digital audio radio service and has decided to conduct a closed auction among four applicants who will bid for the two satellite digital audio radio slots. The FCC has granted at least one of these applicants a waiver to begin satellite construction. Implementation of DAB, whether delivered by satellite or terrestrial means, would provide an additional audio programming service that could compete with the Company's radio stations for listeners, but the effect upon Cox Radio cannot be predicted.

Proposed Changes

     Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly: (i) affect the operation, ownership and profitability of Cox Radio and its radio broadcast stations; (ii) result in the loss of audience share and advertising revenue of the Company's radio broadcast stations; and (iii) affect the ability of Cox Radio to acquire additional radio broadcast stations or to finance such acquisitions. Such matters include, for example, changes to the license renewal process; proposals to impose spectrum use or other governmentally-imposed fees upon licensees; proposals to expand the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; proposals to repeal or modify some or all of the FCC's multiple ownership rules and/or policies; proposals to increase the benchmarks or thresholds for attributing ownership interests in broadcast media; proposals to change rules or policies relating to political broadcasting; technical and frequency allocation matters, including those relative to the implementation of DAB on both a satellite and terrestrial basis and AM stereo broadcasting; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership, alien ownership and cross-ownership rules and policies; changes to broadcast technical requirements; proposals to allow telephone companies to deliver audio and video programming to homes through existing phone lines; proposals to limit the tax deductibility of advertising expenses by advertisers; and proposals to auction the right to use the radio broadcast spectrum to the highest bidder, instead of granting broadcast licenses and subsequent license renewals free of charge.

     In addition, the FCC has authorized an additional 100 kHz of bandwidth for the AM band and is in the process of finalizing an allotment plan for allocation of frequencies in the new band. Certain existing AM station licensees would then be permitted to modify their existing AM band licenses and operate their stations on frequencies in the expanded AM band. At the end of a transition period to be determined by the FCC, those licensees would be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

     Cox Radio cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

SEASONALITY

     Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Cox Radio's revenues and broadcast cash flows are typically lowest in the first quarter and higher in the second and fourth quarters.

EMPLOYEES

     As of December 31, 1996, Cox Radio employed 338 full-time and 244 part-time employees. Of these employees, 53 were represented by American Federation of Television and Radio Announcers ("AFTRA"), two were represented by National Association of Broadcasting Employees and Technicians, AFL-CIO ("NABET") and one was represented by the International Brotherhood of Electrical Workers ("IBEW"). As of December 31, 1996, NewCity employed 420 full-time and 203 part-time employees, none of whom were represented by unions. Cox Radio considers its employee relations to be satisfactory.

     Cox Radio employs several on-air personalities with large audiences in their respective markets. Cox Radio enters into employment agreements with these personalities to protect its interests in those relationships that it believes to be valuable. Cox Radio does not believe that the loss of any one of these personalities would have a material adverse effect on Cox Radio's financial condition or results of operations.

PATENTS AND TRADEMARKS

     Cox Radio and NewCity both own numerous domestic trademark registrations related to the business of the Company's stations. Neither Cox Radio nor NewCity owns any patents or patent applications. Cox Radio does not believe that any of its or NewCity's trademarks are material to its business or operations.

THE NEWCITY ACQUISITION

General

     On July 1, 1996, Cox Radio entered into an Agreement and Plan of Merger (the "Merger Agreement") with NewCity and certain stockholders of NewCity (the "Stockholders"). Pursuant to the Merger Agreement, New Cox Radio II, Inc., a wholly-owned subsidiary of Cox Radio, will be merged with and into NewCity (the "Merger"), with NewCity continuing as the surviving corporation as a wholly-owned subsidiary of Cox Radio. The aggregate purchase price for NewCity is approximately $253 million, consisting of approximately $163 million payable in cash, approximately $87 million of existing NewCity debt and approximately $3 million in working capital adjustments. Upon payment of the consideration described above, Cox Radio will be the sole stockholder of the surviving corporation. Cox Radio will be required to borrow approximately $105 million to consummate the NewCity Acquisition. See "-- Cox Radio, Inc. Credit Agreement."

     The Communications Act and FCC rules and policies require the prior consent of the FCC to any transfer of control of broadcast licensees and assignments of FCC licenses and, therefore, consummation of the NewCity Acquisition is subject to the receipt of such FCC approval. There can be no assurance that such FCC approval will be obtained. See "-- Federal Regulation of Radio Broadcasting" and "Item 3 -- Legal Proceedings."

The Merger Agreement

     Representations and Warranties. In the Merger Agreement, NewCity has made a number of customary representations and warranties. Such representations relate to, among other things, the corporate organization and qualifications of NewCity; the authorization, execution, delivery, performance and enforceability of the Merger Agreement; the capitalization of NewCity; the accuracy of the historical financial statements of

NewCity; the conduct of the business of NewCity; the absence of undisclosed material litigation; compliance with applicable law; the absence of undisclosed liabilities; material contracts and other agreements and arrangements of NewCity; the employee benefit plans of NewCity; environmental matters; certain tax matters; certain intellectual property rights; and compliance with the requirements, rules and regulations of the FCC.

     Covenants. NewCity has agreed, among other things, that pending consummation of the NewCity Acquisition, NewCity will not acquire or agree to acquire any business or any corporation, partnership, joint venture, association or other business organization or division thereof, or any properties material to NewCity, except in the ordinary course of business.

     Conditions. The obligation of each party to effect the Merger is conditioned upon, among other things, the absence of an order or other ruling of a court of competent jurisdiction preventing the consummation of the Merger; the absence of any material adverse change to the transactions contemplated by the Merger Agreement required to obtain approval under the HSR Act; and the receipt of all consents from the FCC and other third parties required with respect to the Merger. In addition, the obligation of Cox Radio to effect the Merger is conditioned upon certain other customary conditions.

     Termination. The Merger Agreement may be terminated at any time prior to the Merger becoming effective: (i) by mutual consent of Cox Radio and NewCity;
(ii) by either Cox Radio or NewCity if the Merger is not consummated by June 30, 1997, provided that the terminating party is not in material breach of its obligations under the Merger Agreement; and (iii) by either party if certain conditions to such party's obligation to effect the Merger have not been waived and are incapable of being satisfied by June 30, 1997.

     Indemnification. After the closing of the Merger, the Stockholders, jointly and severally, have agreed to indemnify, and hold Cox Radio and the employees, officers, directors and stockholders of Cox Radio harmless from and against liabilities arising from, among other things, the breach of any of the representations and warranties made by NewCity and any of the Stockholders, and the failure of NewCity or any of the Stockholders to fulfill the obligations of NewCity or any of the Stockholders. The Merger Agreement provides that the indemnification obligations of the Stockholders are limited to $4 million in the aggregate.

The Guaranty

     Cox Broadcasting has provided a guaranty (the "Guaranty") of Cox Radio's obligations to NewCity in connection with the NewCity Acquisition. Cox Radio will be required to borrow approximately $105 million to consummate the NewCity Acquisition. See "-- Cox Radio, Inc. Credit Agreement."

Additions to Senior Operating Management Team

     Cox Radio anticipates that, upon consummation of the NewCity Acquisition, Richard A. Ferguson will be elected to serve as a member of the Cox Radio Board.

     RICHARD A. FERGUSON has served as President, Chief Executive Officer and a Director of NewCity since its organization in 1986. He served as the President of Katz Broadcasting Company, Inc., a subsidiary of Katz Communications, Inc., from 1981 to 1986, when he led a management group in organizing NewCity to purchase all of the stock of Katz Broadcasting Company, Inc. Prior to 1981, he served as the President of Park City Communications, Inc. ("Park City"), until Park City was acquired by Katz Communications, Inc. Mr. Ferguson is Chairman of the Radio Board of Directors of the NAB and a member of the Radio Operators Caucus.

     In addition, upon consummation of the NewCity Acquisition, Mr. Ferguson and certain other officers of NewCity are expected to become executive officers of Cox Radio.

     JAMES T. MORLEY has been a Director and Executive Vice President of NewCity since its organization in 1986. In 1971, he joined RKO General Broadcasting in Boston, Massachusetts and joined the sales staff of WROR-FM in February 1972. In October 1975, Mr. Morley became the General Sales Manager for Plough Broadcasting's Boston radio stations, WCOP-AM/FM. He became General Sales Manager of WEZN-FM in November 1978, was elected Vice President of Park City in May 1979 and became Station Manager of

WEZN-FM in November 1979. In August 1981, he became General Manager of WEZN-FM. From 1981 until 1986, he was Senior Vice President of the Broadcasting Company, then a subsidiary of Katz Broadcasting Company, Inc. He is a member of the Board of Directors of the New York Marketing and Radio Association.

     RICHARD A. REIS has been a Director and Group Vice President of NewCity since its organization in 1986. From 1983 to 1984, he served as Vice President of the Broadcasting Company, then a subsidiary of Katz Broadcasting Company, Inc, becoming Group Vice President in 1984. He was General Manager of WFTQ-AM and WAAF-FM in Worcester, Massachusetts from 1981 and 1983, respectively, to 1989. Since 1989, he has served as General Manager of WDBO-AM and WWKA-FM in Orlando, Florida and of WCFB-FM since 1992. He is a member of the Orlando Radio Broadcasters Association.

     Upon consummation of the NewCity Acquisition, it is expected that the Company's senior operating management will consist of Mr. Neil, Mr. Ferguson, Mr. Morgan, Mr. Green, Mr. Morley and Mr. Reis. See "-- Operating
Strategy -- Leveraging of Senior Operating Management Team."

COX RADIO, INC. CREDIT AGREEMENT

     On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility (the "Credit Agreement") with certain banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The loan proceeds may be used to (i) finance the payment of the consideration payable in the Merger, (ii) repay certain secured debt of NewCity and (iii) finance (A) the possible repayment or repurchase of certain unsecured debt of NewCity, (B) additional acquisitions and (C) other corporate purposes. The Credit Agreement restricts the payment of dividends, prohibits certain mergers, consolidations or dispositions of assets and establishes limitations on, among other things, additional indebtedness and transactions with affiliates.

ITEM 2.  PROPERTIES

     Cox Radio's corporate offices are located in Atlanta, Georgia. The types of properties required to support each of the Company's radio stations include offices, studios, transmitter sites and antenna sites. The transmitter sites and antenna sites generally are located so as to provide maximum market coverage.

     Cox Radio owns transmitter and antenna sites in the Tampa, Miami, Louisville, Syracuse, Orlando, Tulsa and Los Angeles markets and leases transmitter and antenna sites in the Los Angeles, Atlanta, Miami, Tampa, Orlando, Dayton, Louisville, Syracuse and Tulsa markets. Cox Radio owns its studio and office facilities in Los Angeles and Miami and leases its facilities in Atlanta, Tampa, Dayton, Louisville, Orlando and Syracuse. Cox Radio generally considers its facilities to be suitable and of adequate size for their current and intended purposes. Cox Radio does not anticipate any difficulties in renewing any facility leases or in leasing additional space, if required.

     Cox Radio owns substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by the Company's stations are generally in good condition, although opportunities to upgrade facilities are continuously reviewed.

     NewCity's corporate offices are located in Bridgeport, Connecticut. The types of properties required to support each of NewCity's radio stations include offices, studios, transmitter sites and antenna sites.

     NewCity owns transmitter and antenna sites in the Orlando, San Antonio, Syracuse, Tulsa, and Atlanta markets and leases transmitter and antenna sites in the Birmingham, Bridgeport, Orlando, San Antonio, Syracuse and Tulsa markets. NewCity owns its studio and office facilities in the Birmingham and Orlando markets and leases its facilities in the Atlanta, Bridgeport, Syracuse, Tulsa and San Antonio markets. NewCity generally considers its facilities to be suitable and of adequate size for their current and intended purposes. NewCity does not anticipate any difficulties in renewing any facility leases or in leasing additional space, if required.

ITEM 3.  LEGAL PROCEEDINGS

     Cox Radio is involved in litigation from time to time in the ordinary course of its business. In management's opinion, the litigation in which Cox Radio is currently involved, individually and in the aggregate, is not material to Cox Radio's financial condition or results of operations.

     In connection with the negotiation of the NewCity Acquisition, management of Cox Radio was informed of the litigation in which NewCity is involved. In the opinion of the management of Cox Radio, on the basis of such information, such NewCity litigation is not material to NewCity's financial condition or results of operations.

     In connection with certain of the Pending Transactions, the Company entered into several LMAs to program certain of the stations involved in such transactions prior to the expiration of the HSR waiting period applicable to such Pending Transactions. See "Item 1. -- Business." The Company, along with several other similarly-situated radio broadcasting companies, was advised by the Federal Trade Commission ("FTC") that LMAs, if entered into in connection with an acquisition prior to the expiration of the waiting period required by HSR, may be violations of HSR. The Department of Justice ("DOJ") investigated the Pending Transactions which involve such LMAs. However, on October 21, 1996, a Deputy Assistant Attorney General issued a statement that "absent extraordinary circumstances, the DOJ does not intend to seek HSR civil penalties as to parties who in the past entered into LMAs in connection with a purchase agreement." In light of this statement, Cox Radio believes that the likelihood of litigation regarding this issue is remote.

     In connection with the NewCity Acquisition, on July 29, 1996, CEI, on behalf of Cox Radio, filed a HSR notification with the DOJ and the FTC. On August 28, 1996, the DOJ issued a request for additional documents and information (a "second request") relating to the Orlando area. CEI and NewCity complied with the second request on December 2 and 3, 1996, respectively, and the HSR waiting period expired on December 23, 1996. By letter dated January 14, 1997, DOJ confirmed the completion of the HSR process.

     On January 10, 1997, CEI received a Civil Investigative Demand ("CID") from the Antitrust Division of the DOJ. The CID sought production of documents and interrogatory responses with respect to radio advertising in the Syracuse, New York area. In the Syracuse area, Cox Radio is the licensee of two radio stations; pursuant to the NewCity Acquisition, Cox Radio would acquire an additional three stations. The CID stated that the DOJ was seeking the information to determine whether the proposed acquisition might violate section 1 of the Sherman Act and/or section 7 of the Clayton Act. On February 27, 1997, the Company and NewCity were advised that the DOJ had closed its investigation of the Syracuse market.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market in which the Class A Common Stock is traded is the New York Stock Exchange, where such Class A Common Stock trades under the symbol "CXR". The approximate number of stockholders of record of Class A Common Stock as of March 18, 1997 was 55. Class A Common Stock commenced trading on September 27, 1996, following effectiveness of the Company's initial public offering. Accordingly, history of sales prices is limited to the fourth quarter of 1996.

                         QUARTERLY MARKET INFORMATION:
                              CLASS A COMMON STOCK

1996                                                          HIGH    LOW
----                                                          ----    ---
Fourth Quarter..............................................  23 1/2  16

     There is no public market for Class B Common Stock. Cox Broadcasting is the only record holder of Class B Common Stock.

     There were no sales of unregistered securities of the Company.

     There have been no stock or cash dividends paid on any of Cox Radio's equity securities since the formation of the Company in the Cox Radio Consolidation immediately prior to the Company's initial public offering. Cox Radio does not intend to pay cash dividends in the foreseeable future. Prior to the consummation of the Cox Radio Consolidation, certain of the indirect, wholly owned subsidiaries of CEI, including WIOD, Inc. (the predecessor entity of Cox Radio), paid cash dividends to CEI.

     Cox Radio has been selected for listing on the Chicago Board Options Exchange, a national securities exchange. Trading in options began on February 28, 1997.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data have been derived from the Consolidated Financial Statements of Cox Radio. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Cox Radio and notes thereto included elsewhere herein. The statements of operations data and other operating data for the years ended December 31, 1993, 1994, 1995 and 1996 and the balance sheet data as of December 31, 1994, 1995 and 1996 have been derived from audited Consolidated Financial Statements of Cox Radio. The statements of operations data and other operating data for the year ended December 31, 1992 and the balance sheet data as of December 31, 1992 and 1993 have been derived from unaudited Consolidated Financial Statements of Cox Radio, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position at such dates and results of operations for such periods. The pro forma financial data for 1996 have been derived from the unaudited pro forma combined condensed financial statements and notes thereto included elsewhere herein.

                                                           YEAR ENDED DECEMBER 31,                PRO FORMA
                                               -----------------------------------------------    ---------
                                                1992      1993       1994      1995      1996       1996
                                               ------    ------     ------    ------    ------    ---------
                                                                  (DOLLARS IN MILLIONS)
STATEMENTS OF OPERATIONS DATA:
Net revenues(1)..............................  $ 97.7    $ 95.0     $111.5    $123.6    $132.9     $189.7
Station operating expenses...................    70.9      67.9       76.3      90.0      91.9      131.1
Corporate general and administrative
  expenses(2)................................     2.2       2.5        2.7       5.9       5.3        5.1
Depreciation and amortization................     7.5       7.3        6.9       7.2       8.1       18.0
                                               ------    ------     ------    ------    ------     ------
Operating income.............................    17.1      17.3       25.6      20.5      27.6       35.5
Interest expense.............................     7.7       5.6        5.2       6.0       4.6       16.6
Net income (loss)(3).........................     4.2      (1.1)(4)   11.2       8.2      14.9        9.1
OTHER OPERATING DATA:
Broadcast cash flow(5).......................  $ 26.8    $ 27.1     $ 35.2    $ 33.6(6) $ 41.0     $ 58.6
Broadcast cash flow margin(5)................    27.4%     28.5%      31.6%     27.2%     30.9%      30.9%
EBITDA(5)....................................  $ 24.6    $ 24.6     $ 32.5    $ 27.7(6) $ 35.7     $ 53.5
After-tax cash flow(5).......................    11.7      13.8       18.1      15.4      23.0       27.1
Net cash provided by operating activities....     9.9      11.4       14.1      14.0      26.9        n/m
Net cash used in investing activities........     0.1       6.1       12.3      17.3      62.6        n/m
Net cash provided by (used in) financing
  activities.................................    (9.3)     (4.8)      (1.6)      3.1      44.6        n/m
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents(7).................  $  1.1    $  1.7     $  1.9    $  1.7    $ 10.6     $ 31.9
Intangible assets, net.......................   113.9     114.2      120.1     126.8     138.1      449.5
Total assets.................................   165.2     168.3      180.0     191.8     261.7      572.1
Total debt (including amounts due to CEI)....    86.2      89.7      120.3     125.1        --      210.8
Shareholder's equity.........................    70.3      64.2       40.4      47.2     235.8      250.4

---------------

(1) Total revenues less advertising agency commissions.
(2) As described in Note 9 to the Consolidated Financial Statements, certain executives participated in CEI's Unit Appreciation Plan ("UAP"). Because CEI is, and Cox Radio was, a private company, the benefits under the UAP are generally payable in cash. This cash payment option has resulted in charges to compensation expense of $0.4 million, $0.9 million, $0.8 million, $1.6 million, and $2.5 million for the years ended December 31, 1992, 1993, 1994, 1995 and 1996, respectively. This compensation expense is included in historical corporate general and administrative expenses. Public companies traditionally implement stock award plans that provide for the issuance of stock to participants and do not result in compensation expense under applicable accounting standards. The Company implemented the Cox Radio, Inc. Long-Term Incentive Plan in 1996 and, therefore, will not incur this expense in future periods. In addition, for the year ended December 31, 1995 corporate general and administrative expenses include a nonrecurring corporate charge.
(3) Cox Radio became publicly traded on the New York Stock Exchange effective September 27, 1996. Historical earnings per share information has not been presented because the dissimilarity of the previous capital structure of Cox Radio precludes a meaningful comparison. Pro forma earnings per pro forma common share is presented for comparative purposes at Note 4 to the Company's Consolidated Financial Statements included elsewhere herein.
(4) Includes a $7.6 million noncash charge for the cumulative effect of accounting changes.

(5) "Broadcast cash flow" consists of operating income plus depreciation and amortization and corporate general and administrative expenses. "Broadcast cash flow margin" is broadcast cash flow as a percentage of net revenues. "EBITDA" is operating income plus depreciation and amortization. "After-tax cash flow" is income (loss) before extraordinary items plus depreciation and amortization. Although broadcast cash flow, broadcast cash flow margin, EBITDA and after-tax cash flow are not recognized under GAAP, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcast companies. For the foregoing reasons, the Company believes that these measures are useful to investors. However, investors should not consider these measures to be an alternative to operating income as determined in accordance with GAAP, an alternative to cash flows from operating activities (as a measure of liquidity) or an indicator of the Company's performance under GAAP.
(6) Declines in broadcast cash flow and EBITDA from the prior year are due mainly to the impact of the baseball strike on advertiser spending, the cost of sports programming rights in Atlanta, start-up costs related to acquisitions or LMA's consummated in late 1994 and early 1995 and a nonrecurring corporate charge in 1995. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(7) 1996 amount includes $9.1 million in restricted cash, representing the net proceeds from the Miami Disposition, net of the cash used for the Tulsa Acquisition. Pro forma 1996 amount also includes $19.8 million, representing the net proceeds from the Orlando Acquisition. The Company intends for the remaining proceeds from the Miami Disposition and the Orlando Acquisition to be invested in radio properties in transactions that will qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code ("IRC").

             UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL DATA

     The following unaudited pro forma combined condensed financial data are based on the Consolidated Financial Statements of Cox Radio included elsewhere herein, adjusted to give pro forma effect to the Prior Transactions, Recent Transactions, the Pending Transactions and the Company's initial public offering (the "Offering"). The Unaudited Pro Forma Combined Condensed Statement of Operations gives effect to the above mentioned transactions as if they had occurred as of January 1, 1996. The Unaudited Pro Forma Combined Condensed Balance Sheet gives effect to the above mentioned transactions as if they had occurred as of December 31, 1996. No pro forma adjustments have been made for the Louisville Acquisitions, the Tampa Acquisition or the Los Angeles Acquisition due to immateriality. Adjustments related to the Prior Transactions, Recent Transactions, Pending Transactions and the Offering are discussed in the accompanying notes.

              UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                               DECEMBER 31, 1996

                                                    PRO FORMA                     PRO FORMA
                                                   ADJUSTMENTS                   ADJUSTMENTS
                                    COX RADIO      FOR RECENT       NEWCITY      FOR NEWCITY     PRO FORMA
                                    HISTORICAL   TRANSACTIONS(1)   HISTORICAL   ACQUISITION(2)   COMBINED
                                    ----------   ---------------   ----------   --------------   ---------
                                                            (THOUSANDS OF DOLLARS)
                                                  ASSETS
CURRENT ASSETS:
Cash and cash equivalents.........   $  1,544       $     --        $  1,510       $     --      $  3,054
Restricted cash...................      9,051         19,750(a)           --             --        28,801
Accounts and notes receivable,
  less allowance for doubtful
  accounts........................     31,511             --          13,882             --        45,393
Prepaid expenses and other current
  assets..........................      1,575             --           1,884             --         3,459
                                     --------       --------        --------       --------      --------
          Total current assets....     43,681         19,750          17,276             --        80,707
                                     --------       --------        --------       --------      --------
Plant and equipment, net..........     27,070          2,261(b)        9,287             --        38,618
Intangible assets, net............    138,119          1,464(b)       57,995        251,905(a)    449,483
Amounts due from CEI..............     49,667             --              --        (49,667)(b)        --
Other assets......................      3,182             --             150             --         3,332
                                     --------       --------        --------       --------      --------
          Total Assets............   $261,719       $ 23,475        $ 84,708       $202,238      $572,140
                                     ========       ========        ========       ========      ========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term
  debt............................   $     --       $     --        $  2,000       $     --      $  2,000
Accounts payable and accrued
  expenses........................     10,296             --           6,380             --        16,676
Income taxes payable..............      3,216             --           1,251             --         4,467
Other current liabilities.........      1,314             --           1,967             --         3,281
                                     --------       --------        --------       --------      --------
          Total current
            liabilities...........     14,826             --          11,598             --        26,424
Long-term debt....................         --             --          83,373        117,960(c)    208,833
                                                                                      7,500(a)
Deferred income taxes.............     11,095          8,921(c)           --         69,365(a)     86,531
                                                                                     (2,850)(a)
                                     --------       --------        --------       --------      --------
          Total liabilities.......     25,921          8,921          94,971        191,975       321,788
                                     --------       --------        --------       --------      --------
Redeemable preferred stock........         --             --          12,348        (12,348)(d)        --
SHAREHOLDERS' EQUITY:
Common stock......................     28,315             --              34            (34)(d)    28,315
Additional paid-in capital........    248,972             --              --             --       248,972
Deficit in retained earnings......    (41,489)        14,554(c)      (21,954)        21,954(d)    (26,935)
Note receivable from
  shareholders....................         --             --            (691)           691(d)         --
                                     --------       --------        --------       --------      --------
          Total shareholders'
            equity................    235,798         14,554         (22,611)        22,611       250,352
                                     --------       --------        --------       --------      --------
          Total Liabilities and
            Shareholders'
            Equity................   $261,719       $ 23,475        $ 84,708       $202,238      $572,140
                                     ========       ========        ========       ========      ========

              NOTES TO PRO FORMA COMBINED CONDENSED BALANCE SHEET

    (1) To reflect the pro forma effect of the Recent Transactions:

        (a) To reflect the proceeds (net of related expenses) for the exchange of WCKG-FM and WYSY-FM (Chicago) for WHOO-AM, WHTQ-FM and WMMO-FM (Orlando) and approximately $20.0 million in cash, pursuant to the Orlando Acquisition. The transaction was consummated in March 1997. See also (b) below. The Company intends for the remaining proceeds from the Orlando Acquisition to be invested in radio properties in transactions that will qualify for like-kind exchange treatment under Section 1031 of the IRC.

        (b) To reflect the net effect on net plant and equipment and intangibles of the Orlando Acquisition:

                                                         NET PLANT
                                                            AND
                                                         EQUIPMENT   INTANGIBLES     TOTAL
                                                         ---------   -----------    --------
Stations acquired -- Orlando..........................    $ 3,551     $ 16,699      $ 20,250
Stations disposed of -- Chicago.......................     (1,290)     (15,235)      (16,525)
                                                          -------     --------      --------
                                                          $ 2,261     $  1,464      $  3,725
                                                          =======     ========      ========

        (c) To reflect the estimated financial reporting gains and related deferred taxes to be recorded on the Orlando Acquisition (in thousands):

Net cash proceeds...........................................  $ 19,750
Estimated fair value of Orlando stations....................    20,250
                                                              --------
        Total consideration received........................    40,000
Less net carrying amount of assets:
  Plant and equipment.......................................    (1,290)
  Intangibles...............................................   (15,235)
                                                              --------
Pre-tax gain................................................    23,475
Less related taxes..........................................     8,921
                                                              --------
        Net after-tax gain..................................  $ 14,554
                                                              ========

    (2) To reflect the adjustments to record the NewCity Acquisition and the application of purchase accounting to the accounts of NewCity, as follows:

        (a) To record the excess of the NewCity purchase price over the fair value of tangible assets acquired and liabilities assumed (in thousands):

Purchase price plus net liabilities assumed:
  Cash (including estimated working capital adjustment of
    $3,000).................................................  $166,627
  Assumption of NewCity debt................................    85,373
  Acquisition and other related costs.......................     1,000
                                                              --------
        Total...............................................   253,000
Estimated fair value of tangible assets acquired and
  liabilities assumed:
  Plant and equipment.......................................    (9,287)
  Long-term debt premium....................................     7,500
  Deferred tax asset........................................    (2,850)
  Other working capital accounts............................    (7,828)
                                                              --------
                                                               (12,465)
                                                              --------
Excess of purchase price over tangible assets acquired and
  liabilities assumed.......................................   240,535
Less previously recorded intangibles........................   (57,995)
                                                              --------
  Adjustment to intangibles.................................   182,540
    Deferred taxes recorded on adjustment to intangibles (at
     38%)...................................................    69,365
                                                              --------
        Pro forma adjustment to intangibles.................  $251,905
                                                              ========

       Purchase accounting requires the fair valuation of the $75 million aggregate principal amount of NewCity's 11.375% Senior Subordinated Notes due 2003, which is estimated to be $82.5 million based on market rates and assuming the notes are redeemed on November 1, 1998 at a redemption price of 104.266%. The debt premium gives rise to a deferred tax asset of $2.9 million at an effective rate of 38%.

       The allocation of the NewCity purchase price will be finalized after consummation of the NewCity Acquisition. The final purchase price allocation is not expected to differ materially from the pro forma estimate.

        (b) To reflect the partial funding of the NewCity Acquisition with an estimated $49.7 million in net proceeds remaining from the initial public offering and other amounts due from CEI.

        (c) To reflect the financing of the NewCity Acquisition with $118.0 million in borrowings under a new bank credit facility to be negotiated prior to the consummation of the acquisition.

        (d) To reflect the elimination of the redeemable preferred stock and the historical equity accounts of NewCity.

         UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1996
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                      PRO FORMA                      PRO FORMA
                                                     ADJUSTMENTS                    ADJUSTMENTS
                                                    FOR PRIOR AND                 FOR THE OFFERING
                                      COX RADIO        RECENT         NEWCITY       AND NEWCITY      PRO FORMA
                                      HISTORICAL   TRANSACTIONS(1)   HISTORICAL    ACQUISITION(2)    COMBINED
                                      ----------   ---------------   ----------   ----------------   ---------
Net revenues........................   $132,904        $(7,176)       $ 63,958        $--            $189,686
Costs and expenses:
  Operating.........................     41,280         (2,805)         21,389                         59,864
  Selling, general and
     administrative.................     50,585         (2,339)         24,003         (1,026)(a)      71,223
  Corporate general and
     administrative.................      5,332                          2,232         (2,464)(b)       5,100
  Depreciation and amortization.....      8,069            279           3,317          6,298(c)       17,963
                                       --------        -------        --------        -------        --------
Operating income....................     27,638         (2,311)         13,017         (2,808)         35,536
Interest expense, net...............     (4,580)           646         (10,117)        (2,553)(d)     (16,604)
Other, net..........................      1,639         (1,953)           (700)           700(e)         (314)
                                       --------        -------        --------        -------        --------
Income (loss) before income taxes...     24,697         (3,618)          2,200         (4,661)         18,618
Income taxes(3).....................      9,752         (1,375)            500            622           9,499
                                       --------        -------        --------        -------        --------
Net income (loss)...................   $ 14,945        $(2,243)       $  1,700        $(5,283)       $  9,119
                                       ========        =======        ========        =======        ========
Pro forma per share data:
  Net income per share..........................................................................     $    .32
                                                                                                     ========
  Pro forma shares outstanding..................................................................       28,315
                                                                                                     ========

                     NOTES TO PRO FORMA COMBINED CONDENSED
                            STATEMENT OF OPERATIONS

    (1) To reflect the pro forma effect of the operations of WHOO-AM, WHTQ-FM and WMMO-FM (Orlando) which were acquired in March 1997. These stations have been operated by NewCity under an LMA since July 1996. To reflect the pro forma effect of the operations of WHEN-AM and WWHT-FM (Syracuse) which were acquired in June 1996. These stations have been operated by NewCity under an LMA since June 1996. To reflect the pro forma effect of the operations of KRAV-FM and KGTO-AM (Tulsa) which were acquired in December 1996. These stations have been operated by NewCity under an LMA since October 1996. Included in the pro forma adjustments for these operations are the elimination of LMA fees paid by NewCity to Cox Radio. In addition, pro forma adjustments have been made to reflect the disposal of WIOD-AM (Miami) including a gain on disposal of $2.0 million in October 1996, and WCKG-FM and WYSY-FM (Chicago) in March 1997.

    The pro forma adjustments for these transactions are set forth as follows:

                                                                   ACQUISITIONS              DISPOSITIONS
                                                          ------------------------------   -----------------
                                                          ORLANDO     SYRACUSE     TULSA   CHICAGO    MIAMI     TOTAL
                                                          -------   ------------   -----   -------   -------   -------
Net revenues............................................  $2,470        $132       $976    $(5,372)  $(5,382)  $(7,176)
Costs and expenses:
  Operating.............................................     926         290        371     (1,298)   (3,094)   (2,805)
  Selling, general and administrative...................   1,884         237        678     (3,058)   (2,080)   (2,339)
Depreciation and amortization...........................     948         178        129       (761)     (215)      279
Interest expense........................................      --          --         --        443       203       646
    Other, net..........................................      --          --         --         63    (2,016)   (1,953)

    (2) To reflect the pro forma effect of the NewCity Acquisition:

        (a) To eliminate LMA fees paid by NewCity to Cox Radio related to Cox-owned stations operated by NewCity in Orlando, Syracuse and Tulsa.

        (b) To eliminate compensation expense historically allocated to Cox Radio by CEI under the Unit Appreciation Plan, which was included in corporate general and administrative expenses. In connection with the Company's initial public offering, a Long-Term Incentive Plan was implemented that provides for the issuance of stock to participants that will not result in compensation expense under applicable accounting standards. See Note 9 to Consolidated Financial Statements included elsewhere herein.

        (c) To record additional amortization expense related to the pro forma adjustment to intangibles of approximately $251.9 million arising from the NewCity Acquisition. Intangible assets are being amortized over 40 years. No pro forma adjustments have been made for depreciation expense as the fair value of property and equipment is estimated to approximate book value at the date of acquisition.

        (d) To adjust interest expense resulting from (i) the elimination of historical intercompany interest expense upon the assumption that the Company's initial public offering was consummated on January 1, 1996, (ii) the recording of interest expense resulting from the required borrowings of approximately $118.0 million necessary to consummate the NewCity Acquisition at an estimated interest rate of 7% and (iii) the amortization of the debt premium as a result of recording the NewCity debt at fair value. See Note 2 to Unaudited Pro Forma Combined Condensed Balance Sheet.

    A summary of this pro forma adjustment is as follows (in thousands):

Historical intercompany interest expense....................  $ 3,934
Interest on required borrowings.............................   (8,330)
Amortization of debt premium................................    1,843
                                                              -------
        Pro forma adjustment to interest expense............  $(2,553)
                                                              =======

        (e) To adjust other expense for costs incurred related to the sale of NewCity recorded in NewCity's historical results.

    (3) An effective tax rate of 38% was used to calculate the adjustments reflected in Notes 1 and 2(a), (b), (d) and (e). No tax effect is reflected for the adjustment in Note 2(c) because the amortization of intangibles arising from the NewCity Acquisition is not deductible for tax purposes.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following table sets forth selected quarterly financial information for Cox Radio. This information is derived from unaudited financial statements of Cox Radio and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair presentation of the results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                        1ST        2ND        3RD        4TH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
                                                               (THOUSANDS OF DOLLARS)
1994
Net revenues........................................  $21,608    $27,546    $29,907    $32,474
Corporate general and administrative expenses.......      638        632        659        738
Depreciation and amortization.......................    1,709      1,731      1,744      1,811
Operating income....................................    3,036      6,275      9,641      6,607
Net income..........................................      641      3,034      4,613      2,919
1995
Net revenues........................................  $25,856    $32,695    $31,402    $33,619
Corporate general and administrative expenses.......      879        994      2,979(1)   1,001
Depreciation and amortization.......................    1,841      1,874      1,768      1,764
Operating income....................................    3,856      6,098      3,610      6,946
Net income..........................................    1,264      2,532      1,355      3,012
1996
Net revenues........................................  $29,568    $36,740    $33,017    $33,579
Corporate general and administrative expenses.......    1,103      1,238      1,986      1,005
Depreciation and amortization.......................    1,982      1,997      2,027      2,063
Operating income....................................    4,700      7,991      6,578      8,369
Net income..........................................    1,812      3,401      2,370      7,362

---------------

(1) Includes a nonrecurring corporate charge.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cox Radio is a leading national radio broadcast company whose business is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. ("CEI") indirectly owns approximately 69% of the Common Stock of Cox Radio.

     The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow and EBITDA. Broadcast Cash Flow is defined as operating income plus depreciation and amortization and corporate general and administrative expenses. EBITDA is defined as operating income plus depreciation and amortization. Although Broadcast Cash Flow and EBITDA are not recognized under generally accepted accounting principles ("GAAP"), they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, the Company believes that these measures will be useful to investors. However, Broadcast Cash Flow or EBITDA should not be considered to be an alternative to operating income as determined in accordance with GAAP, an alternative to cash flows from operating activities (as a measure of liquidity) or an indicator of the Company's performance under GAAP.

     The primary source of the Company's revenues is the sale of local and national advertising. Historically, approximately 75% and 24% of the Company's gross revenues have been generated from local and national advertising. The Company's most significant station operating expenses are employees' salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

     The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues for the year, and the second and fourth calendar quarters generally produce the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotional expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

ACQUISITIONS AND DISPOSITIONS

     During the past several years, the Company has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of LMAs and JSAs. Specific transactions entered into by the Company during the past three years are discussed below.

     In January 1994, the Company entered into an LMA to operate WJZF-FM (Atlanta). Subsequently, in September 1994, the Company paid $9.4 million for an option to purchase substantially all of the station's assets.

     In April 1995, Cox Radio entered into an LMA to operate WCNN-AM (Atlanta).

     In August 1995, Cox Radio completed the acquisition of KACE-FM in Inglewood, California, a suburb of Los Angeles, for $11.7 million. Cox Radio had operated this station under an LMA since August 1994.

     In January 1996, Cox Radio completed the acquisition of Louisville stations WRKA-FM and WRVI-FM for $8.7 million. The Company also acquired Louisville station WXNU-FM, later renamed WHTE-FM, for $2.6 million in August 1996.

     In June 1996, the Company acquired WHEN-AM and WWHT-FM in Syracuse for $4.5 million. These stations are being operated by NewCity under an LMA.

     In October 1996, the Company completed the sale of WIOD-AM in Miami for $13.0 million plus a working capital adjustment of $1.2 million (the "Miami Disposition"). This transaction resulted in a pre-tax gain of approximately $2.0 million which was recognized in the fourth quarter of 1996.

     In March 1997, the Company exchanged WCKG-FM and WYSY-FM in Chicago for WHOO-AM, WHTQ-FM and WMMO-FM in Orlando (the "Orlando Acquisition"). The Orlando Acquisition resulted in a pre-tax gain of approximately $25 million. In addition to receiving the three Orlando stations, Cox Radio also received proceeds of approximately $20 million. NewCity has operated the Orlando stations since July 1996 under an LMA.

     For tax purposes, the Company accounted for the Orlando Acquisition and Miami Disposition as like-kind exchanges. Tax rules allow the Company to defer a substantial portion of the related tax gains on these transactions upon the reinvestment of the net proceeds in qualifying acquisitions. The Company is presently pursuing qualifying reinvestment properties. Pending reinvestment, the cash proceeds from these transactions is being held in escrow and is reported as restricted cash.

     In December 1996, the Company acquired KRAV-FM and KGTO-AM (Tulsa) for $5.5 million. NewCity operates these stations under an LMA.

     In March 1997, the Company acquired WFNS-AM (Tampa) for an aggregate consideration of approximately $1.5 million. The Company has been operating this station pursuant to an LMA or JSA since June 1995.

     The acquisitions discussed above were accounted for by the purchase method, and accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair market values at the date of acquisition. A substantial portion of each purchase price was allocated to intangible assets to reflect the FCC broadcasting licenses acquired. The excess of the purchase price over the fair market value of the net assets acquired has been recorded as goodwill and is being amortized over 30 to 40 years on a straight-line basis. No liabilities were assumed by the Company as a result of these acquisitions. Operations of acquired stations have been included in the consolidated results of the Company since the respective acquisition dates.

     Under an LMA or a JSA, the company operating a station provides a combination of programming, sales, marketing and similar services. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in the Company's operations since the respective dates of such agreements.

     In July 1996, the Company entered into an agreement to acquire NewCity Communications, Inc. for approximately $253 million, which includes certain working capital adjustments, consisting of approximately $163 million in cash, approximately $87 million in assumption of NewCity debt and approximately $3 million in working capital adjustments (the "NewCity Acquisition"). The NewCity Acquisition is expected to be financed with proceeds from the new bank credit facility entered into by the Company on March 7, 1997. The consummation of the NewCity Acquisition, which is anticipated to occur in the first half of 1997, is subject to certain closing conditions, including receipt of approval by the FCC. See Item 3 -- Legal Proceedings.

     On January 10, 1997, CEI received a Civil Investigative Demand ("CID") from the Antitrust Division of the DOJ. The CID sought production of documents and interrogatory responses with respect to radio advertising in the Syracuse, New York area. In the Syracuse area, Cox Radio is the licensee of two radio stations; pursuant to the NewCity Acquisition, Cox Radio would acquire an additional three stations licensed to NewCity. The CID stated that the DOJ was seeking the information to determine whether the proposed acquisition might violate section 1 of the Sherman Act and/or section 7 of the Clayton Act. On February 27, 1997, the Company and NewCity were advised that the DOJ had closed its investigation of the Syracuse market.

     In January 1997, Cox Radio agreed in principle to acquire the license and certain assets of an FM radio station in Los Angeles for $19 million in cash (the "Los Angeles Acquisition").

RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the accompanying audited Consolidated Financial Statements of Cox Radio. The results of operations for Cox Radio represent the operations of the radio stations currently owned or operated or to which sales and marketing services were provided in connection with CEI's U.S. radio broadcasting operations. The historical financial statements do not necessarily reflect the results of operations or financial position that would have been reported had Cox Radio been an independent company.

     As a result of the acquisition activity discussed above, the Company's historical financial statements are not directly comparable from period to period.

Year ended December 31, 1996 compared to Year ended December 31, 1995

     Net Revenues. Net revenues increased $9.3 million to $132.9 million in 1996, a 7.6% increase over the prior year. This growth is primarily attributable to increases at the Atlanta and Los Angeles station groups, the addition of the Louisville stations during January and August of 1996 and was partially offset by the disposal of WIOD-AM (Miami) in October 1996 and an LMA with the prospective purchaser of WCKG-FM and WYSY-FM (Chicago) in June 1996. Revenue growth in Atlanta is primarily attributable to higher ratings at WSB-AM and revenues generated from a full season of Atlanta Braves baseball in 1996. The baseball strike in 1995 delayed the start of the season by 18 games. In Los Angeles, higher spot advertising rates resulting from improved utilization of customer focused selling contributed to higher revenues. On a "same station" basis (reflecting results from stations operated for the entire year ended December 31 in both 1996 and 1995), net revenues increased $15.1 million to $115.8 million, an increase of 15.0% over 1995.

     Station Operating Expenses. Station operating expenses increased $1.9 million to $91.9 million, an increase of 2.1% over the prior year. Significant contributors to this increase include higher programming costs resulting from an increase in talent costs which fluctuate with ratings and additional selling expenses associated with the stations' local and national revenue growth. The increase in station operating expenses was partially offset by the disposal of the operations of WIOD-AM (Miami) in October 1996 and an LMA with the prospective purchaser of WCKG-FM and WYSY-FM (Chicago) in June 1996. On a "same station" basis, station operating expenses increased $6.8 million, to $75.4 million an increase of 9.9% over 1995.

     Broadcast Cash Flow. Broadcast cash flow increased $7.4 million to $41.0 million in 1996, a 22.0% increase over 1995. On a "same station" basis, broadcast cash flow increased by $8.3 million to $40.3 million, an increase of 26.0% over the prior year. In addition, "same station" broadcast cash flow margin (defined as broadcast cash flow as a percentage of net revenues) increased to 34.9% in 1996 from 31.8% for the prior year for the reasons noted above.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses decreased $.5 million to $5.3 million in 1996 primarily due to a non-recurring corporate charge in 1995.

     Operating Income. Operating income increased $7.1 million to $27.6 million, an increase of 34.8% over 1995 for the reasons noted above. In addition, the operating margin increased to 20.8% in 1996 from 16.6% in 1995.

     Interest Expense. Interest expense for 1996 decreased $1.4 million to $4.6 million, a 23.3% decrease from 1995 primarily due to the repayment of amounts due to CEI funded by the Company's initial public offering.

     Net Income. Net income increased by $6.8 million to $14.9 million, an increase of 83.1% over 1995, for the reasons noted above as well as a $1.4 million after-tax gain on the sale of WIOD-AM (Miami).

Year ended December 31, 1995 compared to Year ended December 31, 1994

     Net Revenues. Net revenues increased $12.0 million to $123.6 million in 1995, an increase of 11% over the prior year. Favorable ratings driven by Atlanta sports programming, an improved advertising economy and an increase in the number of stations owned or operated in existing station groups all contributed to the increase. In Atlanta, net revenue increases were due primarily to the acquisition by WSB-AM of broadcast rights for the Atlanta Braves and the Atlanta Hawks and the addition of the operations of WCNN-AM. In Los Angeles, increases in net revenues reflected continued strong performance by KOST-FM and the operation of KACE-FM for a full year, offset by the effects of a temporary decline in audience share at KFI-AM during the O.J. Simpson trial. On a "same station" basis (reflecting results from stations operated for the entire twelve months in both 1995 and 1994), net revenues increased $8.0 million to $118.8 million, an increase of 7% over 1994.

     Station Operating Expenses. Station operating expenses increased $13.6 million to $90.0 million, an increase of 18% over the prior year. Significant components of the increase included the acquisition of broadcast rights for the Atlanta Braves and the Atlanta Hawks, higher programming, sales and other operating expenses resulting from a full year of operations at KACE-FM and WCNN-AM which has been operated under an LMA since April 1995. Higher selling costs associated with revenue increases posted by the Company's existing stations also contributed to the increase in station operating expenses. On a "same station" basis, station operating expenses increased $8.5 million to $84.0 million, an increase of 11% over 1994.

     Broadcast Cash Flow. Broadcast cash flow decreased $1.6 million to $33.6 million, a decrease of 5% from the prior year, primarily attributable to the operations of WCNN-AM discussed above. On a "same station" basis, broadcast cash flow decreased $0.5 million to $34.8 million, a decrease of 1% over the prior year, primarily attributable to the operations of the Company's Atlanta radio stations, exclusive of WCNN-AM.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $3.2 million to $5.9 million principally due to an increase in Cox Radio's allocated portion of CEI's UAP expense and a nonrecurring corporate charge in 1995.

     Operating Income. Operating income decreased $5.0 million to $20.5 million, a 20% decrease from 1994, for the reasons discussed above.

     Interest Expense. Interest expense increased $0.7 million to $6.0 million in 1995, a 14% increase over the prior year due to an increase in interest rates during 1995.

     Net Income. Net income decreased $3.0 million from 1994 to $8.2 million in 1995, due to the operational changes and the nonrecurring corporate charge discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash provided by operations. Cash requirements have been funded by Cox Radio's operating activities and historically, as needed, through intercompany advances from CEI. Prior to the Cox Radio Consolidation (defined elsewhere herein), certain of the indirect subsidiaries of CEI issued various promissory notes in amounts totaling $107.1 million to CEI (the "CEI Notes"), which bore interest at the prime rate (as reported by the Chase Manhattan Bank N.A.) plus 1.5%. Upon the consummation of the Company's initial public offering, Cox Radio used approximately $107.1 million of the net proceeds of the offering to discharge all amounts owed under the CEI Notes. Cox Radio entered into a revolving credit facility with CEI (the "New CEI Credit Facility"). All interest accrued and principal owed under the New CEI Credit Facility prior to the consummation of the Company's initial public offering was contributed by CEI to Cox Radio. Borrowings under the New CEI Credit Facility accrue interest at a competitive market rate. CEI continues to perform day-to-day cash management services for Cox Radio.

     Cox Radio will be required to borrow approximately $105 million to consummate the NewCity Acquisition. On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility (the "Credit Agreement") with certain guarantors and banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The loan proceeds may be used to (i) finance the payment of the consideration payable in the Merger, (ii) repay certain secured debt of NewCity and (iii) finance (A) the possible repayment or repurchase of certain unsecured debt of NewCity, (B) additional acquisitions and (C) other corporate purposes. The Credit Agreement restricts the payment of dividends, prohibits certain mergers, consolidations or dispositions of assets and establishes limitations on, among other things, additional indebtedness and transactions with affiliates.

     Upon consummation of the NewCity Acquisition, Cox Radio will assume certain indebtedness of NewCity, including NewCity's obligations under an indenture with Shawmut Bank Connecticut dated November 2, 1993 (the "'Indenture"), which governs the terms and conditions of the $75 million NewCity Notes. The NewCity Notes are general unsecured obligations of NewCity and are subordinated to all existing and future senior indebtedness of NewCity. The NewCity Notes are redeemable at the option of NewCity, in whole or in part, at any time on or after November 1, 1998, at an initial redemption price of 104.266% of the principal amount, plus accrued and unpaid interest through the date of redemption. The NewCity Acquisition will, due to the "change of control", trigger an obligation on the part of NewCity to offer to repurchase such NewCity Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of any such repurchase. Because the NewCity Notes, since the announcement of the acquisition of NewCity by Cox Radio, have consistently traded at prices in excess of 101% of the principal amount thereof, Cox Radio does not expect any holders of the NewCity Notes to accept the "change of control" repurchase offer. If NewCity is required to repurchase any of the NewCity Notes, the Company expects to fund such repurchase through debt financing, including the Credit Agreement.

     The Indenture contains certain covenants that, among other things, limit the ability of NewCity and its subsidiaries to incur additional indebtedness, pay dividends and make other restricted payments, issue or sell common stock of NewCity's subsidiaries, enter into sale and leaseback transactions, create liens, or engage in mergers, consolidations and asset sales. Following consummation of the NewCity Acquisition, the NewCity Notes will be obligations of NewCity as a wholly-owned subsidiary of the Company. Accordingly, the covenants in the Indenture will limit the actions of NewCity and its subsidiaries and not the other subsidiaries of the Company.

     Future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. The Company expects its operations to generate sufficient cash to meet its capital expenditures and debt service requirements. Additional cash requirements, including funds for pending or other acquisitions, will be funded by various sources, including the proceeds from bank financing and other issuances of securities.

     Net cash provided by operating activities for the year ended December 31, 1996 increased $12.9 million to $26.9 million over 1995 primarily as a result of an increase in net income. Net cash from operating activities in 1995 remained substantially the same as in 1994.

     Net cash used in investing activities for all periods presented principally reflects the Company's acquisition activity discussed above and capital expenditures. The increases in annual capital expenditures from 1994 to 1996 were due to the increasing number of stations owned or operated by Cox Radio.

     Net cash provided by (used in) financing activities represents the net change in amounts due to CEI, proceeds from the Company's initial public offering, repayment of debt, dividends paid and net changes in book overdrafts. Cash flows from financing activities represent intercompany transactions with CEI. Fluctuations for the periods presented generally reflect the differences between changes in both cash flows from operating activities and cash flows from investing activities.

     The Company has contractual commitments for sports programming and on-air personalities of $12.9 million, $12.3 million, $7.7 million and $.6 million for 1997, 1998, 1999 and 2000, respectively, which are expected to be funded through operations.

IMPACT OF INFLATION

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on the Company's operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Cox Radio, Inc.

     We have audited the accompanying consolidated balance sheets of Cox Radio, Inc. ("Cox Radio") as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Cox Radio's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cox Radio at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 7, 1997

                                COX RADIO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1995       1996
                                                              --------   --------
                                                                 (THOUSANDS OF
                                                                   DOLLARS)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,691   $  1,544
  Restricted cash...........................................        --      9,051
  Accounts and notes receivable, less allowance for doubtful
     accounts of $774 and $834, respectively................    30,667     31,511
  Prepaid expenses and other current assets.................     3,289      1,575
                                                              --------   --------
          Total current assets..............................    35,647     43,681
Plant and equipment, net....................................    28,020     27,070
Intangible assets, net......................................   126,798    138,119
Amounts due from Cox Enterprises, Inc.......................        --     49,667
Other assets................................................     1,302      3,182
                                                              --------   --------
          Total assets......................................  $191,767   $261,719
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $ 10,924   $ 10,296
  Unit appreciation plan ("UAP") liability..................       963        646
  Income taxes payable......................................       278      3,216
  Other current liabilities.................................       873        668
                                                              --------   --------
          Total current liabilities.........................    13,038     14,826
Amounts due to Cox Enterprises, Inc.........................   125,089         --
Deferred income taxes.......................................     6,470     11,095
                                                              --------   --------
          Total liabilities.................................   144,597     25,921
                                                              --------   --------
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value: 5,000,000 shares,
     authorized, none outstanding...........................        --         --
  Common stock, $1.00 par value; 6,000 shares authorized and
     600 shares outstanding at December 31, 1995............         1         --
  Class A common stock, $1.00 par value; 70,000,000 shares
     authorized and 8,736,972 shares outstanding at December
     31, 1996...............................................        --      8,737
  Class B common stock, $1.00 par value; 45,000,000 shares
     authorized and 19,577,672 shares outstanding at
     December 31, 1996......................................        --     19,578
  Additional paid-in capital................................    90,947    248,972
  Deficit in retained earnings..............................   (43,778)   (41,489)
                                                              --------   --------
          Total shareholders' equity........................    47,170    235,798
                                                              --------   --------
          Total liabilities and shareholders' equity........  $191,767   $261,719
                                                              ========   ========

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1994       1995       1996
                                                              --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
NET REVENUES:
  Local.....................................................  $ 80,484   $ 93,465   $ 99,291
  National..................................................    30,193     29,385     31,648
  Other.....................................................       858        722      1,965
                                                              --------   --------   --------
          Total net revenues................................   111,535    123,572    132,904
COSTS AND EXPENSES:
  Operating.................................................    32,218     41,831     41,280
  Selling, general and administrative.......................    44,096     48,131     50,585
  Corporate general and administrative......................     2,667      5,853      5,332
  Depreciation and amortization.............................     6,995      7,247      8,069
                                                              --------   --------   --------
OPERATING INCOME............................................    25,559     20,510     27,638
OTHER INCOME (EXPENSE):
Interest expense, net.......................................    (5,229)    (5,974)    (4,580)
Gain on sale of radio station...............................        --         --      2,016
Other -- net................................................      (260)      (147)      (377)
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES..................................    20,070     14,389     24,697
Income taxes................................................     8,863      6,226      9,752
                                                              --------   --------   --------
NET INCOME..................................................  $ 11,207   $  8,163   $ 14,945
                                                              ========   ========   ========
Net income per common share......................................................   $    .69
                                                                                    ========
Weighted average common shares outstanding.......................................     21,762
                                                                                    ========

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                     COMMON            CLASS A           CLASS B
                                      STOCK         COMMON STOCK       COMMON STOCK     ADDITIONAL   DEFICIT IN
                                 ---------------   ---------------   ----------------    PAID-IN      RETAINED
                                 SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT     CAPITAL      EARNINGS     TOTAL
                                 ------   ------   ------   ------   ------   -------   ----------   ----------   --------
                                                                  (AMOUNTS IN THOUSANDS)
BALANCE AT DECEMBER 31, 1993...     1      $ 1        --    $   --       --   $    --    $102,221     $(38,042)   $ 64,180
  Net income...................    --       --        --        --       --        --          --       11,207      11,207
  Dividends to CEI.............    --       --        --        --       --        --     (11,274)     (23,706)    (34,980)
                                   --      ---     -----    ------   ------   -------    --------     --------    --------
BALANCE AT DECEMBER 31, 1994...     1        1        --        --       --        --      90,947      (50,541)     40,407
  Net income...................    --       --        --        --       --        --          --        8,163       8,163
  Dividends to CEI.............    --       --        --        --       --        --          --       (1,400)     (1,400)
                                   --      ---     -----    ------   ------   -------    --------     --------    --------
BALANCE AT DECEMBER 31, 1995...     1        1        --        --       --        --      90,947      (43,778)     47,170
  Net income...................    --       --        --        --       --        --          --       14,945      14,945
  Dividends to CEI.............    --       --        --        --       --        --          --      (12,656)    (12,656)
  Capital contribution by
    CEI........................    --       --        --        --       --        --      36,744           --      36,744
  Issuance of Class B common
    stock to CEI...............    (1)      (1)       --        --   19,578    19,578     (19,577)          --          --
  Issuance of Class A common
    stock related to initial
    public offering............    --       --     8,625     8,625       --        --     140,588           --     149,213
  Issuance of restricted Class
    A common stock related to
    incentive plans............    --       --       112       112       --        --       1,960           --       2,072
  Offering costs for common
    stock......................    --       --        --        --       --        --      (1,690)          --      (1,690)
                                   --      ---     -----    ------   ------   -------    --------     --------    --------
BALANCE AT DECEMBER 31, 1996...    --      $--     8,737    $8,737   19,578   $19,578    $248,972     $(41,489)   $235,798
                                   ==      ===     =====    ======   ======   =======    ========     ========    ========

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1994       1995       1996
                                                              -------    -------    -------
                                                                 (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $11,207    $ 8,163    $14,945
  Items not requiring cash:
     Depreciation...........................................    2,216      2,382      2,533
     Amortization...........................................    4,779      4,865      5,536
     Deferred income taxes..................................       34       (441)     1,001
     Settlement of UAP liability through issuance of
       restricted stock.....................................       --         --      2,071
  Increase in accounts receivable...........................   (6,109)    (2,221)      (844)
  Increase in prepaid expenses and other current assets.....     (296)       (57)       (22)
  Increase (decrease) in accounts payable and accrued
     expenses...............................................    1,902       (299)     1,111
  Increase (decrease) in taxes payable......................     (257)       (37)     2,938
  Increase (decrease) in UAP liability......................      187        776       (317)
  Gain on sale of radio station.............................       --         --     (2,016)
  Other, net................................................      405        856        (25)
                                                              -------    -------    -------
          Net cash provided by operating activities.........   14,068     13,987     26,911
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (2,705)    (4,073)    (3,526)
Acquisitions................................................   (9,954)   (11,697)   (21,500)
(Increase) decrease in other long-term assets...............      337     (1,580)    (2,137)
Net proceeds from sale of radio station.....................       --         --     14,195
Increase in amounts due from CEI............................       --         --    (49,667)
Other, net..................................................       30          8         --
                                                              -------    -------    -------
  Net cash used in investing activities.....................  (12,292)   (17,342)   (62,635)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in amounts due to CEI.................   30,658      4,781    (88,345)
  Net proceeds from initial public offering.................       --         --    149,213
  Payment of stock offering costs...........................       --         --     (1,690)
  Dividends paid............................................  (34,980)    (1,400)   (12,656)
  Increase (decrease) in book overdrafts....................    2,715       (232)    (1,894)
                                                              -------    -------    -------
          Net cash provided by (used in) financing
            activities......................................   (1,607)     3,149     44,628
                                                              -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      169       (206)     8,904
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    1,728      1,897      1,691
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS (INCLUDING RESTRICTED CASH) AT END
  OF PERIOD.................................................  $ 1,897    $ 1,691    $10,595
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Cox Radio is a leading national radio broadcast company whose business is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. ("CEI") indirectly owns approximately 69% of the Common Stock of Cox Radio.

     On September 30, 1996, pursuant to an Agreement and Plan of Merger of KFI, Inc., WCKG, Inc., WWRM, Inc. and Cox Syracuse, Inc. with and into Cox Radio, Inc. (the "Plan of Merger"), CEI transferred direct or indirect ownership of its U.S. radio broadcast properties to Cox Radio (the "Cox Radio Consolidation"). In connection with the Cox Radio Consolidation, the Company amended its Certificate of Incorporation to change the capital structure of the Company. As a result, the Company's capital stock consists of 70,000,000 authorized shares of Class A Common Stock, 45,000,000 authorized shares of Class B Common Stock and 5,000,000 authorized shares of Preferred Stock, all at $1.00 par value per share. Pursuant to the Plan of Merger, CEI, through its indirect subsidiary, Cox Broadcasting, Inc., received 19,577,672 shares of the Company's Class B Common Stock for its ownership interests. CEI's historical basis in the assets and liabilities of the operations was carried over to Cox Radio.

     On October 2, 1996, the Company completed an initial public offering of 8,625,000 shares of the Company's Class A Common Stock at a price of $18.50 per share. Proceeds to the Company from the public offering and the underwriters' option totaled approximately $149 million net of underwriting discounts and commissions. The Company used approximately $107.1 million of such net proceeds to repay all amounts then outstanding under notes due to CEI. The balance of the net proceeds is available for general corporate purposes and acquisitions, including to partially fund the NewCity Acquisition (see note 4). Also in connection with the public offering, the Company registered 111,973 shares of the Company's restricted Class A Common Stock that were issued to certain members of the Company's management pursuant to the Cox Radio, Inc. Long-Term Incentive Plan.

     The consolidated financial statements of Cox Radio represent the operations of the radio broadcast stations owned by CEI or its other subsidiaries. The historical financial statements do not necessarily reflect the results of operations or financial position that would have existed had Cox Radio been an independent company. All significant intercompany accounts have been eliminated in the consolidated financial statements of Cox Radio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Fair value approximates carrying value.

Revenue Recognition

     Revenue is recognized as advertising air time is broadcast and is net of advertising agency commissions.

Corporate General and Administrative Expenses

     Corporate general and administrative expenses consist of corporate overhead costs not specifically allocable to any of the Company's individual stations plus expense related to the CEI Unit Appreciation Plan. In 1995, corporate general and administrative expenses included a nonrecurring corporate charge.

                                COX RADIO, INC.

Plant and Equipment

     Plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using principally the straight-line method at rates based upon estimated useful lives of 5 to 40 years for buildings and building improvements and 5 to 20 years for broadcast equipment.

     Expenditures for maintenance and repairs are charged to operating expense as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are written off.

Intangible Assets

     Intangible assets consist primarily of goodwill/FCC broadcast licenses, an option to purchase WJZF-FM (Atlanta), and non-compete agreements. Goodwill/FCC broadcast licenses recorded in business combinations and the purchase option related to WJZF-FM generally are amortized on a straight-line basis over 30 to 40 years. Non-compete agreements are amortized on a straight-line basis over the contractual lives of the agreements, generally 3 to 5 years. Cox Radio assesses on an on-going basis the recoverability of intangible assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the estimated fair value. Cox Radio also evaluates the amortization periods of intangible assets to determine whether events or circumstances warrant revised estimates of useful lives.

Impairment of Long-Lived Assets

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," became effective in January 1996. This Statement requires that long-lived assets and certain intangibles be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Long-lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes

     The accounts of Cox Radio were included in the consolidated federal income tax return and certain state income tax returns of CEI. Current federal and state income tax expenses and benefits are allocated on a separate return basis to Cox Radio based on (i) the current year tax effects of the inclusion of its income, expenses and credits in the consolidated income tax returns of CEI or
(ii) separate state income tax returns.

     Deferred income taxes arise from temporary differences between income taxes and financial reporting and principally relate to depreciation, amortization and employee benefits.

Pension, Postretirement and Postemployment Benefits

     CEI generally provides defined pension benefits to all employees based on years of service and compensation during those years. CEI also provides certain health care and life insurance benefits to substantially all retirees and employees. For employees and retirees of Cox Radio, these benefits are provided through the CEI plans. Expenses related to these plans are allocated to Cox Radio through the intercompany account. The amount of the allocations is generally based on actuarial determinations of the effects of Cox Radio employees' participation in the plans.

                                COX RADIO, INC.

Incentive Compensation Plans

     Cox Radio accounts for stock compensation in accordance with the requirements of APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," became effective in January 1996, and requires disclosure of the pro forma effects on net income and earnings per share had the new fair value recognition provisions been elected over the Company's policy of following APB No 25.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Risk

     A significant portion of the Company's business historically has been conducted in the areas of Los Angeles, Atlanta and Miami. Revenues earned from radio stations located in Los Angeles, Atlanta, and Miami represented 37%, 19% and 18%, respectively, of total revenues for the year ended December 31, 1994, 35%, 25% and 17%, respectively, of total revenues for the year ended December 31, 1995, and 36%, 30%, and 16%, respectively, of total revenues for the year ended December 31, 1996. The Company's concentration of risk in each of the aforementioned markets has and will be reduced upon the consummation of the NewCity Acquisition and other transactions described in Note 4.

Earnings Per Common Share

     Cox Radio became publicly traded on the New York Stock Exchange effective September 27, 1996. Earnings per common share calculations for 1994 and 1995 have not been disclosed because the dissimilarity of the previous capital structure of Cox Radio precludes a meaningful comparison. Historical earnings per common share for 1996 assumes (i) 19,578,000 shares issued to CEI in connection with the Cox Radio Consolidation were issued on January 1, 1996 and
(ii) 8,625,000 shares issued in connection with the Company's initial public offering were outstanding during the entire fourth quarter. See additional pro forma earnings per share information at Note 4.

3. CASH MANAGEMENT SYSTEM

     Cox Radio participates in CEI's cash management system, whereby the bank sends daily notification of Cox Radio's checks presented for payment. CEI transfers funds from other sources to cover Cox Radio's checks presented for payment. Book overdrafts of $3.6 million and $1.7 million existed at December 31, 1995 and 1996, respectively, as a result of Cox Radio's checks outstanding. These book overdrafts were reclassified as accounts payable on Cox Radio's financial statements.

4. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

     In January 1994, the Company entered into an LMA to operate WJZF-FM (Atlanta). Subsequently, in September 1994, the Company paid $9.4 million for an option to purchase substantially all of the station's assets.

     In April 1995, Cox Radio entered into an LMA to operate WCNN-AM (Atlanta).

                                COX RADIO, INC.

     In August 1995, Cox Radio completed the acquisition of KACE-FM in Inglewood, California, a suburb of Los Angeles, for $11.7 million. Cox Radio had operated this station under an LMA since August 1994.

     In January 1996, Cox Radio completed the acquisition of Louisville stations WRKA-FM and WRVI-FM for $8.7 million. The Company also acquired Louisville station WXNU-FM, later renamed WHTE-FM, for $2.6 million in August 1996 (the "Louisville Acquisitions").

     In June 1996, the Company acquired WHEN-AM and WWHT-FM in Syracuse for $4.5 million (the "Syracuse Acquisition"). These stations are being operated by NewCity under an LMA.

     In October 1996, the Company completed the sale of WIOD-AM in Miami for $13.0 million plus a working capital adjustment of $1.2 million (the "Miami Disposition"). This transaction resulted in a pre-tax gain of approximately $2.0 million which was recognized in the fourth quarter of 1996.

     In March 1997, the Company exchanged WCKG-FM and WYSY-FM in Chicago for WHOO-AM, WHTQ-FM and WMMO-FM in Orlando (the "Orlando Acquisition"). The Orlando Acquisition resulted in a pre-tax gain of approximately $25 million. In addition to receiving the three Orlando stations, Cox Radio also received cash proceeds of approximately $20 million. NewCity has operated the Orlando stations since July 1996 under an LMA.

     For tax purposes, the Company accounted for the Orlando Acquisition and Miami Disposition as like-kind exchanges. Tax rules allow the Company to defer a substantial portion of the related tax gains on these transactions upon the reinvestment of the net proceeds in qualifying future acquisitions. The Company is presently pursuing additional qualifying reinvestment properties. At December 31, 1996, restricted cash of $9.1 million was held in escrow pending reinvestment and has been reported in the Consolidated Balance Sheet as restricted cash.

     In December 1996, the Company acquired KRAV-FM and KGTO-AM in Tulsa for $5.5 million (the "Tulsa Acquisition"). NewCity operates these stations under an LMA.

     In March 1997, the Company acquired WFNS-AM in Tampa for an aggregate consideration of approximately $1.5 million (the "Tampa Acquisition"). The Company has been operating this station pursuant to an LMA or JSA since June 1995.

     The acquisitions were accounted for by the purchase method, and accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair market values at the date of the acquisition. A substantial portion of each purchase price was allocated to intangible assets to reflect the FCC broadcasting licenses acquired. The excess of the purchase price over the fair market value of the net assets acquired has been recorded as goodwill and is being amortized over 30 to 40 years using the straight-line basis. No liabilities were assumed by the Company as a result of these acquisitions. Operations of acquired stations have been included in the consolidated results of the Company since the acquisition date of each such station.

     Under an LMA or a JSA, the company operating a station provides a combination of programming, sales, marketing and similar services. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in the Company's operations since the respective dates of such agreements.

     In July 1996, the Company entered into an agreement to acquire NewCity Communications, Inc. for approximately $253 million, which includes certain working capital adjustments, consisting of approximately $163 million in cash, approximately $87 million in assumption of NewCity debt and approximately $3 million in working capital adjustments (the "NewCity Acquisition"). The NewCity Acquisition is expected to be financed with proceeds from the new bank credit facility entered into by the Company in March 1997. The consummation of the NewCity Acquisition, which is anticipated to occur in the first half of 1997, is subject to

                                COX RADIO, INC.

certain closing conditions, including receipt of approval by the Federal Communications Commission ("FCC").

     On January 10, 1997, CEI received a Civil Investigative Demand ("CID") from the Antitrust Division of the DOJ. The CID sought production of documents and interrogatory responses with respect to radio advertising in the Syracuse, New York area. In the Syracuse area, Cox Radio is the licensee of two radio stations; pursuant to the NewCity Acquisition, Cox Radio would acquire an additional three stations licensed to NewCity. The CID stated that the DOJ was seeking the information to determine whether the proposed acquisition might violate section 1 of the Sherman Act and/or section 7 of the Clayton Act. On February 27, 1997, the Company and NewCity were advised that the DOJ had closed its investigation of the Syracuse market.

     In January 1997, Cox Radio agreed in principle to acquire the license and certain assets of an FM radio station in Los Angeles for $19 million in cash (the "Los Angeles Acquisition").

     The Miami Disposition, the Louisville Acquisitions, the Syracuse Acquisition, and the Tulsa Acquisition are collectively referred to as the "Prior Transactions." The Orlando Acquisition and the Tampa Acquisition are collectively referred to as the "Recent Transactions." The NewCity Acquisition and the Los Angeles Acquisition are collectively referred to as the "Pending Transactions."

     The following unaudited pro forma summary of operations presents the consolidated results of operations as if the Prior Transactions, Recent Transactions, Pending Transactions and the Company's initial public offering had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future. No pro forma adjustments have been made for the Louisville Acquisitions, the Tampa Acquisition and the Los Angeles Acquisition due to immateriality.

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                1995          1996
                                                              ---------     ---------
                                                              (AMOUNTS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Net revenues................................................   $168,361      $189,686
Corporate general and administrative expenses...............      4,370         5,100
Depreciation and amortization...............................     15,410        17,963
Operating income............................................     27,011        35,536
Net income..................................................   $  3,618      $  9,119
                                                               --------      --------
Earnings per common share...................................   $    .13      $    .32
                                                               --------      --------
Pro forma shares outstanding................................     28,315        28,315
                                                               ========      ========

5. PLANT AND EQUIPMENT

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1995         1996
                                                              --------     --------
                                                                  (THOUSANDS OF
                                                                    DOLLARS)
Land and land improvements..................................  $ 14,845     $ 10,718
Buildings and building improvements.........................     5,782        5,334
Broadcast equipment.........................................    27,461       31,067
Construction in progress....................................     1,629        2,454
                                                              --------     --------
Plant and equipment, at cost................................    49,717       49,573
Less accumulated depreciation...............................   (21,697)     (22,503)
                                                              --------     --------
          Net plant and equipment...........................  $ 28,020     $ 27,070
                                                              ========     ========

                                COX RADIO, INC.

6. INTANGIBLE ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1995       1996
                                                              --------   --------
                                                                 (THOUSANDS OF
                                                                   DOLLARS)
Goodwill/FCC broadcast licenses.............................  $162,433   $175,377
WJZF-FM purchase option.....................................     9,381      9,381
Non-compete agreements......................................     5,707      6,707
Other.......................................................     1,511      2,131
                                                              --------   --------
          Total.............................................   179,032    193,596
Less accumulated amortization...............................   (52,234)   (55,477)
                                                              --------   --------
          Net intangible assets.............................  $126,798   $138,119
                                                              ========   ========

7. INCOME TAXES

Income tax expense (benefit) is summarized as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                  ------------------------
                                                                   1994     1995     1996
                                                                  ------   ------   ------
                                                                   (THOUSANDS OF DOLLARS)
    Current:
      Federal...................................................  $7,439   $5,226   $7,788
      State.....................................................   1,390    1,441      963
                                                                  ------   ------   ------
              Total current.....................................   8,829    6,667    8,751
                                                                  ------   ------   ------
    Deferred:
      Federal...................................................     137     (589)   1,198
      State.....................................................    (103)     148     (197)
                                                                  ------   ------   ------
    Total deferred..............................................      34     (441)   1,001
                                                                  ------   ------   ------
    Total income taxes..........................................  $8,863   $6,226   $9,752
                                                                  ======   ======   ======

     The tax effects of significant temporary differences which comprise the net deferred tax liabilities are as follows:

                                                                     DECEMBER 31,
                                                                  ------------------
                                                                   1995       1996
                                                                  -------   --------
                                                                    (THOUSANDS OF
                                                                       DOLLARS)
    Current deferred tax asset:
      Provision for doubtful accounts...........................  $   301   $    279
                                                                  -------   --------
    Noncurrent deferred tax assets (liabilities):
      Plant and equipment.......................................   (2,463)    (3,273)
      Intangibles...............................................   (5,550)   (10,351)
      Net operating loss carryforwards -- states................    1,056      2,013
      Employee benefits.........................................    1,028      1,061
      State taxes...............................................     (473)      (955)
      Other.....................................................      (68)       410
                                                                  -------   --------
              Total net noncurrent liability....................   (6,470)   (11,095)
                                                                  -------   --------
              Net deferred tax liability........................  $(6,169)  $(10,816)
                                                                  =======   ========

                                COX RADIO, INC.

     Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1994      1995      1996
                                                           ------    ------    ------
                                                             (THOUSANDS OF DOLLARS)
Federal statutory income tax rate........................      35%       35%       35%
Computed tax expense at federal statutory rates on income
  before income taxes....................................  $7,025    $5,036    $8,643
State income taxes (net of federal tax benefit)..........     836     1,033       498
Non-deductible amortization of intangibles...............   1,028       811     1,037
Benefit arising from low income housing credits..........    (125)     (555)     (605)
Other, net...............................................      99       (99)      179
                                                           ------    ------    ------
          Income tax provision...........................  $8,863    $6,226    $9,752
                                                           ======    ======    ======

     The consolidated federal income tax returns of CEI for 1986 through 1994 and the combined California franchise tax returns of CEI for 1984 through 1990 are presently under audit. Management believes that any additional liabilities arising from current tax-related audits are sufficiently provided for at December 31, 1996.

8. RETIREMENT PLANS

     Substantially all of Cox Radio's employees participate in the funded, noncontributory defined benefit pension plan of CEI and certain key employees participate in an unfunded, non-qualified supplemental pension plan. The plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox Radio and compensation rates during those years. Pension expense allocated to Cox Radio by CEI was $412,000, $636,000 and $801,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     The following table sets forth certain information attributable to the Cox Radio employees' participation in the CEI pension plans:

                                                DECEMBER 31,           DECEMBER 31,
                                                    1995                   1996
                                             -------------------    -------------------
                                             FUNDED     UNFUNDED    FUNDED     UNFUNDED
                                              PLANS      PLANS       PLANS      PLANS
                                             -------    --------    -------    --------
                                                       (THOUSANDS OF DOLLARS)
Actuarial present value of benefit
  obligations:
  Vested benefits..........................  $10,276     $1,233     $10,464     $1,188
  Nonvested benefits.......................    1,012        199         973        172
                                             -------     ------     -------     ------
Accumulated benefit obligation.............  $11,288     $1,432     $11,437     $1,360
                                             =======     ======     =======     ======
Projected benefit obligation...............  $13,965     $1,879     $14,434     $1,867
                                             =======     ======     =======     ======

     Assumptions used in the actuarial computations were:

                                                              DECEMBER 31,
                                                              ------------
                                                              1995    1996
                                                              ----    ----
Discount rate...............................................  7.25%   7.75%
Rate of increase in compensation levels.....................  5.00%   5.50%
Expected long-term rate of return on assets.................  9.00%   9.00%

     CEI may establish a defined benefit pension plan and segregate plan assets for Cox Radio. The amount of the assets that would be segregated would have an estimated fair value equal to the projected benefit

                                COX RADIO, INC.

obligation of the CEI defined benefit pension plan attributable to Cox Radio employees as of December 31, 1996, or $14,434,000. The assets segregated would be used to fund payments to retirees. Any non-qualified supplemental pension plan payments due to Cox Radio employees will be made by CEI.

     CEI provides certain health care and life insurance benefits to substantially all retirees of CEI and its subsidiaries. Postretirement expense allocated to Cox Radio by CEI was $298,000, $218,000, and $166,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Cox Radio's APBO at December 31, 1996 was $3,554,000.

     The funded status of the portion of the postretirement plan covering the employees of Cox Radio is not determinable. The APBO for the postretirement plan of CEI substantially exceeded the fair value of assets held in the plan at December 31, 1996.

     Actuarial assumptions used to determine the APBO include a discount rate of 7.75% and an expected long-term rate of return on plan assets of 9%. The assumed health care cost trend rate for retirees is 11.5%. For participants prior to age 65, the trend rate gradually decreases to 5.5% by year 2007 and remains level thereafter. For retirees at age 65 or older, this rate decreases to 5.0% by year 2008. Increasing the assumed health care cost trend rate by one percentage point would have resulted in an increase in the CEI plan's APBO of approximately 6.5% and an increase in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 5.1% for 1996.

     In addition, substantially all of Cox Radio's employees are eligible to participate in the savings and investment plan of CEI. Under the terms of the plan, Cox Radio matches a discretionary amount no greater than 50% of employee contributions up to a maximum of 6% of the employee's base salary. Cox Radio's expense under the plan was $471,000, $523,000, and $584,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     Cox Radio employees whose savings and investment plan contributions are at the Internal Revenue Service ("IRS") maximum or are restricted in order to pass the nondiscrimination test required by the IRS are eligible to participate in CEI's non-qualified savings restoration plan, which began in 1995. Under the terms of this plan, Cox Radio matches a discretionary amount no greater than 50% of employee contributions to both the savings and investment and restoration plans up to a maximum percentage of the employee's eligible compensation. Cox Radio's expense under the non-qualified savings restoration plan was $23,000 and $23,000 for the years ended December 31, 1995 and 1996, respectively.

9. STOCK-BASED COMPENSATION PLANS

     During the three years in the period ending December 31, 1996, the Company had two stock-based compensation plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation for the Cox Enterprises, Inc. Unit Appreciation Plan ("UAP") has been recorded annually based on the appraised value of Cox Enterprises, Inc. stock at the end of the period. Compensation for the Cox Radio, Inc. Long-Term Incentive Plan ("LTIP") is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price. Specific information regarding each plan and required disclosure of pro forma effect on the Company's operations if SFAS No. 123 had been adopted is presented below.

                                COX RADIO, INC.

Cox Enterprises, Inc. UAP

     Certain of the executives and key employees of Cox Radio participated in certain Cox Enterprises, Inc. UAPs that provided for payment of benefits in the form of shares of CEI common stock, cash, or both, generally five years after the date of award. Unit benefits are based on the excess, if any, over a base amount (value of award), of the fair value of a share of CEI common stock five years after the effective date of award. Fair values are determined by independent appraisal. The plans provide for a maximum unit benefit of 150% of the base amount and benefits vest over the five year period following the date of award. The cost of awards made under the plans was allocated to Cox Radio by CEI over the applicable vesting periods and was charged to corporate general and administrative expense. Amounts charged to expense for Cox Radio employees for the years ended December 31, 1994, 1995 and 1996 were $833,000, $1,646,000 and
$2,464,000 respectively. Amounts accrued under the plans were $963,000 and $646,000 as of December 31, 1995 and 1996, respectively. In connection with the Company's initial public offering, a portion of the 1994 plan was settled through the issuance of 111,973 shares of restricted Class A Common Stock of Cox Radio as discussed below. The adoption of SFAS No. 123 would have resulted in no additional compensation expense related to the Cox Enterprises, Inc. UAP.

Cox Radio, Inc. LTIP

     Pursuant to the LTIP, executive officers and certain employees of Cox Radio who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock and awards consisting of combinations of such incentives. Cox Radio has reserved 2,400,000 shares of Class A Common Stock for issuance under the LTIP.

     Subject to the maximum shares reserved under the LTIP, no individual may receive a stock option covering more than 300,000 shares of Class A Common Stock in any year nor be granted more than 100,000 shares of Class A Common Stock, in any combination of performance awards, restricted stock or other stock-based awards that are subject to performance criteria in any year. The maximum payout for any individual for a performance award paid in cash is 100% of his or her base salary as of the beginning of the year of the performance award payment.

     Upon the closing of the Company's initial public offering, certain UAP units awarded in 1994 that would have matured in 1998, were converted into 111,973 restricted shares of Class A Common Stock issued pursuant to the LTIP based on the calculated appreciation of the UAP units and the quoted market price at the date of conversion. These restricted shares will remain unvested until the end of the original five-year UAP appreciation period. Certain UAP units awarded in 1996 were cancelled and converted to options to acquire Class A Common Stock pursuant to the LTIP. As of December 31, 1996, 511,673 options had been granted and were outstanding under the LTIP at an exercise price of $18.50 per share. These options vest 60% after three years from the date of the grant, 80%, after four years from the date of the grant and 100% after five years from the date of the grant and expire ten years after the date of the grant. None of the options were exercisable at December 31, 1996, and no compensation cost has been recognized for these options.

     The fair value of the options granted during 1996 is estimated as $9.39 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 38 percent, no dividend yield, risk-free interest rate of 6.7% and expected life of three years after vesting. Had compensation cost for the LTIP been determined based on the fair value at the grant date for awards under this plan consistent with the method of SFAS No. 123, the Company's net income would have been reduced by approximately $.3 million. Pro forma effect on earnings per common share has not been presented due to the reasons discussed in Note 1.

                                COX RADIO, INC.

10. TRANSACTIONS WITH AFFILIATED COMPANIES

     Cox Radio borrows funds for working capital and other needs from CEI. Certain management services are provided to Cox Radio by CEI. Such services include rent, legal, corporate secretarial, tax, treasury, internal audit, risk management, benefits administration and other support services and are included in corporate general and administrative expenses in the Consolidated Statements of Operations. Cox Radio was allocated expenses for the years ended December 31, 1994, 1995 and 1996 of approximately $1,834,000, $2,207,000 and $1,499,000, respectively, related to these services. Cox Radio pays rent and certain other occupancy costs to CEI for office facilities. Related rent and occupancy expense was approximately $395,000, $378,000 and $403,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Corporate general and administrative expense allocations are based on a specified percentage of expenses related to the services provided to Cox Radio in relation to those provided to other subsidiaries. Rent and occupancy expense is allocated based on occupied space. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had Cox Radio contracted directly with third parties. Management has not made a study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The fees and expenses to be paid by Cox Radio to CEI are subject to change.

     The amounts due to CEI are generally due on demand and represent the net of various transactions, including those described above. The amounts due to CEI are classified as long-term because the Company has the ability and the intent to refinance these obligations on a long-term basis. The amounts due to (from) CEI are as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1995       1996
                                                              ---------   -------
                                                                 (THOUSANDS OF
                                                                   DOLLARS)
Notes payable to CEI........................................  $ (58,918)  $    --
Other intercompany amounts due from (to) CEI................    (66,171)   49,667
                                                              ---------   -------
          Total.............................................  $(125,089)  $49,667
                                                              =========   =======

     Notes payable to CEI bear interest at prime plus 1 1/2%. These interest rates are established at the beginning of each quarter and are as follows:

                                                              1995     1996
                                                              -----    ----
First quarter...............................................  10.00%   8.75%
Second quarter..............................................  10.50%   8.75%
Third quarter...............................................  10.50%   8.75%
Fourth quarter..............................................  10.25%   8.75%

                                COX RADIO, INC.

     Included in the other intercompany amounts due to CEI are the following transactions:

                                                           (THOUSANDS OF DOLLARS)
Intercompany due to CEI, December 31, 1994...............        $ (61,390)
  Dividends to CEI.......................................           (1,400)
  Cash transferred to CEI................................          110,617
  Acquisitions...........................................          (11,697)
  Net operating expense allocations and reimbursements...         (102,301)
                                                                 ---------
Intercompany due to CEI, December 31, 1995...............        $ (66,171)
  Dividends to CEI.......................................          (12,656)
  Cash transferred to CEI................................          115,002
  Acquisitions...........................................          (21,500)
  Capital contributions by CEI...........................           36,744
  Proceeds from initial public offering..................          149,213
  Net operating expense allocations and reimbursements...         (150,965)
                                                                 ---------
Intercompany due from CEI, December 31, 1996.............        $  49,667
                                                                 =========

     Cox Radio is paid interest on the daily intercompany balance at a competitive market rate as determined by CEI. The rates used during 1996 ranged from 5% to 6%.

     In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," Cox Radio has estimated the fair value of its intercompany advances and notes payable. Given the short-term nature of these advances, the carrying amounts reported in the balance sheets approximate fair value.

11. SUPPLEMENTAL CASH FLOW INFORMATION

                                                               1994     1995     1996
                                                              ------   ------   ------
                                                               (THOUSANDS OF DOLLARS)
Additional cash flow information:
  Cash paid for interest....................................  $5,354   $6,071   $5,466
  Cash paid for income taxes................................   9,943    7,844    6,033

12. COMMITMENTS AND CONTINGENCIES

     Cox Radio leases land, office facilities, and various items of equipment under noncancellable operating leases. Rental expense under operating leases amounted to $1,676,000 in 1994, $1,735,000 in 1995 and $1,520,000 in 1996.
Future minimum lease payments as of December 31, 1996 for all noncancellable operating leases are as follows (in thousands):

1997........................................................  $  715
1998........................................................     723
1999........................................................     718
2000........................................................     672
2001........................................................     671
Thereafter..................................................     455
                                                              ------
          Total.............................................  $3,954
                                                              ======

     Cox Radio has various contracts primarily for sports programming and on-air personalities with future minimum payments for 1997, 1998, 1999 and 2000 of $14.7 million, $14.2 million, $9.7 million and $.6 million, respectively.

                                COX RADIO, INC.

     At December 31, 1996, the Company had outstanding purchase commitments for additions to plant and equipment totaling approximately $1.5 million.

     Cox Radio is a party to various legal proceedings which are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox Radio's consolidated financial position or consolidated results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents incorporated by reference or filed with this Report

          (1) No financial statement schedules are required to be filed by Items 8 and 14 (d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

          (2) Exhibits required to be filed by Item 601 of Regulation S-K:

     Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 *2.1      --  Agreement and Plan of Merger, dated as of July 1, 1996, by and among Cox Radio, Inc., New Cox Radio II, Inc., NewCity
               Communications, Inc. and certain stockholders of NewCity
               Communications, Inc.**
 *2.2      --  Guaranty by Cox Broadcasting, Inc., dated as of July 1,
               1996, in favor of NewCity Communications, Inc.
 *3.1      --  Amended and Restated Certificate of Incorporation of Cox
               Radio, Inc.
 *3.2      --  Amended and Restated Bylaws of Cox Radio, Inc.
 *4.1      --  Indenture between NewCity Communications, Inc. and Shawmut
               Bank Connecticut, National Association, as Trustee, dated as of November 2, 1993, related to the 11 3/8% Notes due 2003 of NewCity Communications, Inc.**
 *4.2      --  First Supplemental Indenture between NewCity Communications,
               Inc. and Shawmut Bank Connecticut, National Association, as
               Trustee, dated as of September 16, 1994, relating to the
               11 3/8% Notes due 2003 of NewCity Communications, Inc.
 *4.3      --  Specimen of Class A Common Stock Certificate.
 10.1      --  Credit Agreement, dated as of March 7, 1997, by and among
               Cox Radio, Inc., Texas Commerce Bank National Association,
               Nationsbank of Texas, N.A. and Citibank, N.A., individually and as agents, and the other banks signatory thereto.**
*10.2      --  New CEI Credit Facility.
*10.3      --  Cox Radio, Inc. Long-Term Incentive Plan.
*10.4      --  Cox Radio, Inc. Employee Stock Purchase Plan.
*10.5      --  Cox Radio, Inc. Restricted Stock Plan for Non-Employee
               Directors
 10.6      --  Tax Allocation and Indemnification Agreement, dated as of
               September 30, 1996, by and between Cox Enterprises, Inc. and
               Cox Radio, Inc.
*21        --  Subsidiaries of the Registrant
 23.1      --  Consent of Deloitte & Touche LLP
 24.1      --  Power of Attorney (included on page 54)
 27.1      --  Financial Data Schedule (for SEC use only)

---------------

 * Incorporated by reference to the corresponding exhibit of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
** Schedules and Exhibits intentionally omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Radio, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Cox Radio, Inc.

                                          By:       /s/ ROBERT F. NEIL
                                            ------------------------------------
                                                       Robert F. Neil
                                               President and Chief Executive
                                                           Officer
Date: March 25, 1997

                               POWER OF ATTORNEY

     Cox Radio, Inc., a Delaware corporation, and each person whose signature appears below, constitutes and appoints Robert F. Neil and Maritza C. Pichon, and either of them, with full power to act without the other, such person's true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cox Radio, Inc. and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ NICHOLAS D. TRIGONY                 Chairman of the Board of         March 25, 1997
-----------------------------------------------------    Directors
                 Nicholas D. Trigony

                 /s/ ROBERT F. NEIL                    President and Chief Executive    March 25, 1997
-----------------------------------------------------    Officer; Director
                   Robert F. Neil

                /s/ MARITZA C. PICHON                  Chief Financial Officer          March 25, 1997
-----------------------------------------------------    (principal accounting officer
                  Maritza C. Pichon                      and principal financial
                                                         officer)

                /s/ JAMES C. KENNEDY                   Director                         March 25, 1997
-----------------------------------------------------
                  James C. Kennedy

                /s/ DAVID E. EASTERLY                  Director                         March 25, 1997
-----------------------------------------------------
                  David E. Easterly

              /s/ ERNEST D. FEARS, JR.                 Director                         March 25, 1997
-----------------------------------------------------
                Ernest D. Fears, Jr.

                 /s/ PAUL M. HUGHES                    Director                         March 25, 1997
-----------------------------------------------------
                   Paul M. Hughes