Form 10-Q
period 1997-03-31
COX RADIO INC
filed 1997-05-14
CIK 1018522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-12187

                              COX RADIO, INC. [LOGO]
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                       58-1620022
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

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

         There were 8,748,685 shares of Class A Common Stock outstanding as of April 30, 1997.

         There were 19,577,672 shares of Class B Common Stock outstanding as of April 30, 1997.

                                 COX RADIO, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS...................................................  3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.............................................. 10


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.................................................. 13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................... 13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................... 13

SIGNATURES...................................................................... 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 COX RADIO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               MARCH 31,   DECEMBER 31,
                                                                  1997         1996
                                                               ---------   ------------
                                                                (THOUSANDS OF DOLLARS)
ASSETS
Current Assets:
  Cash and cash equivalents ................................   $   2,636    $   1,544
  Restricted cash ..........................................      16,765
                                                                                9,051
  Accounts and notes receivable, less allowance for doubtful
    accounts of $820 and $834, respectively ................      26,345       31,511
  Prepaid expenses and other current assets ................       2,753        1,575
                                                               ---------    ---------

     Total current assets ..................................      48,499       43,681

Plant and equipment, net ...................................      30,361       27,070
Intangible assets, net .....................................     165,558      138,119
Amounts due from Cox Enterprises, Inc. .....................      67,820       49,667
Other assets ...............................................       2,620        3,182
                                                               ---------    ---------

     Total assets ..........................................   $ 314,858    $ 261,719
                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ....................   $  11,308    $  10,296
  Unit appreciation plan ("UAP") liability .................          --          646
  Income taxes payable .....................................       2,406        3,216
  Other current liabilities ................................         305          668
                                                               ---------    ---------

     Total current liabilities .............................      14,019       14,826

Deferred income taxes ......................................      30,621       11,095
                                                               ---------    ---------
     Total liabilities .....................................      44,640       25,921
                                                               ---------    ---------


Commitments and contingencies (Note 3)

Shareholders' equity:
  Class A common stock, $1.00 par value; 70,000,000 shares
     authorized and 8,748,685 shares outstanding ...........       8,749        8,737
  Class B common stock, $1.00 par value; 45,000,000 shares
     authorized and 19,577,672 shares outstanding ..........      19,578       19,578
  Additional paid-in capital ...............................     249,177      248,972
  Deficit in retained earnings .............................      (7,286)     (41,489)
                                                               ---------    ---------
     Total shareholders' equity ............................     270,218      235,798
                                                               ---------    ---------

     Total liabilities and shareholders' equity ............   $ 314,858    $ 261,719
                                                               =========    =========


See notes to consolidated financial statements.

                                 COX RADIO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
                                                         (Thousands of Dollars)
NET REVENUES:
   Local ...........................................     $ 21,292      $ 22,562
   National ........................................        7,114         6,841
   Other ...........................................          749           165
                                                         --------      --------
     Total net revenues ............................       29,155        29,568
COSTS AND EXPENSES:
   Operating .......................................        8,192         9,440
   Selling, general and administrative .............       11,407        12,343
   Corporate general and administrative ............        1,422         1,103
   Depreciation and amortization ...................        2,052         1,982
                                                         --------      --------

OPERATING INCOME ...................................        6,082         4,700

OTHER INCOME (EXPENSE):
Interest income ....................................          947            --
Interest expense ...................................           (4)       (1,467)
Gain on sale of radio stations .....................       49,227            --
Other - net ........................................          (72)          (96)
                                                         --------      --------
INCOME BEFORE INCOME TAXES .........................       56,180         3,137
Income taxes .......................................       21,977         1,325
                                                         --------      --------
NET INCOME .........................................     $ 34,203      $  1,812
                                                         ========      ========

Net income per common share ........................     $   1.21      $    .09
                                                         ========      ========

Weighted average common shares outstanding .........       28,315        19,578
                                                         ========      ========




See notes to consolidated financial statements.

                                 COX RADIO, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                     CLASS A                CLASS B
                                                   COMMON STOCK          COMMON STOCK     ADDITIONAL   DEFECIT
                                                 -----------------    -----------------     PAID-IN  IN RETAINED
                                                 SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL    EARNINGS       TOTAL
                                                 ------    -------    ------    -------    --------    --------     --------
                                                                              (AMOUNTS IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996 ................     8,737    $ 8,737    19,578    $19,578    $248,972    $(41,489)    $235,798
  Net income (unaudited) ....................                                                            34,203       34,203

  Issuance of restricted stock ..............        12         12                              205                      217
                                                 ------    -------    ------    -------    --------    --------     --------
BALANCE AT MARCH 31, 1997 (UNAUDITED) .......     8,749    $ 8,749    19,578    $19,578    $249,177    $ (7,286)    $270,218
                                                 ======    =======    ======    =======    ========    ========     ========




See notes to consolidated financial statements.

                                 COX RADIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   ---------------------------
                                                                                     1997                1996
                                                                                   --------            -------
                                                                                      (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................................   $ 34,203            $ 1,812
Items not requiring cash:
  Depreciation .................................................................        717                637
  Amortization .................................................................      1,335              1,345
  Deferred income taxes ........................................................     19,347               (160)
  Gain on sale of radio stations ...............................................    (49,227)                --
Decrease in accounts receivable ................................................      5,370              5,562
Increase in accounts payable and accrued expenses ..............................      2,201                601
Increase (decrease) in taxes payable ...........................................       (810)             1,416
Payment of UAP liability .......................................................       (646)                --
Other, net .....................................................................     (1,236)            (1,766)
                                                                                   --------            -------
       Net cash provided by operating activities ...............................     11,254              9,447
                                                                                   --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ...........................................................     (1,865)              (442)
Acquisitions, net of cash acquired .............................................     (1,500)            (8,680)
Increase in other long-term assets .............................................       (357)               (83)
Net proceeds from sale of radio stations .......................................     19,741                 --
Other, net .....................................................................        217                 20
                                                                                   --------            -------
       Net cash provided by (used in) investing activities .....................     16,236             (9,185)
                                                                                   --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amounts due to/(from) CEI ..........................................    (18,153)               884
Decrease in book overdrafts ....................................................       (531)              (785)
                                                                                   --------            -------
       Net cash provided by (used in) financing activities .....................    (18,684)                99
                                                                                   --------            -------

Net increase in cash and cash equivalents ......................................      8,806                361
Cash and cash equivalents (including restricted cash) at beginning of
  period .......................................................................     10,595              1,691
                                                                                   --------            -------
Cash and cash equivalents (including restricted cash) at end of period .........   $ 19,401            $ 2,052
                                                                                   ========            =======


See notes to consolidated financial statements.

                                 COX RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1997

1.  BASIS OF PRESENTATION AND OTHER INFORMATION

Cox Radio, Inc. ("Cox Radio" or the "Company"), a majority-owned subsidiary of Cox Enterprises, Inc. ("CEI"), is a leading national radio broadcasting company whose business is devoted exclusively to operating, acquiring and developing radio stations located throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 and notes thereto contained in Cox Radio's Annual Report filed with the Securities and Exchange Commission on Form 10-K (Commission File No. 1-12187).

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997 or any interim period.


2.  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

In March 1997, the Company exchanged WCKG-FM and WYSY-FM in Chicago for WHOO-AM, WHTQ-FM and WMMO-FM in Orlando (the "Orlando Acquisition"). The Orlando Acquisition resulted in a pre-tax gain of approximately $49 million. In addition to receiving the three Orlando stations, Cox Radio also received cash proceeds of approximately $20 million. Prior to the NewCity Acquisition (as defined below), the Orlando stations were operated by NewCity Communications, Inc. ("NewCity") since July 1996 under a local marketing agreement ("LMA").

In March 1997, the Company acquired WFNS-AM in Tampa for an aggregate consideration of $1.5 million (the "Tampa Acquisition"). The Company had been operating this station pursuant to an LMA or a joint sales agreement ("JSA") since June 1995.

In April 1997, Cox Radio completed its acquisition of the license and certain assets of KRTO-FM in Los Angeles for $19 million in cash (the "Los Angeles Acquisition").

On April 1, 1997, the Company, through the merger of its wholly owned subsidiary New Cox Radio II, Inc. with and into NewCity, with NewCity as the surviving corporation, acquired all of the issued and outstanding capital stock of NewCity (the "NewCity Acquisition"). Cox Radio purchased the stock of NewCity for an aggregate consideration of approximately $253 million, including approximately $87 million in assumption of NewCity indebtedness (see description of subsequent tender offer at Note 3) and approximately $3 million in working capital adjustments. To consummate the NewCity Acquisition, the Company utilized approximately $56 million of amounts due from CEI and borrowed approximately $110 million under its $300 million, five-year, senior, unsecured revolving credit facility (the "Credit Agreement") with certain banks, including Texas Commerce Bank National Association, as Administrative Agent. On April 2, 1997, NewCity was merged with and into the Company, with the Company as the surviving corporation.

The following unaudited pro forma summary of operations presents the consolidated results of operations as if the Cox Radio Consolidation (as discussed in the Company's Annual Report on Form 10-K for the period ended December 31, 1996), the Company's Initial Public Offering; the Orlando Acquisition and the NewCity Acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future. No pro forma adjustments have been made for the Tampa Acquisition and the Los Angeles Acquisition due to immateriality.


                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                               1996        1997
                                                               ----        ----
                                                            (AMOUNTS IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Net Revenues ..........................................      $40,935      44,447
Corporate general and administrative expenses .........        1,194       1,898
Depreciation and amortization .........................        4,418       4,585
Operating income ......................................        5,496       6,210
Net income ............................................          692       1,058
                                                             -------------------

Earnings per common share .............................          .02         .04
                                                             -------------------

Pro forma shares outstanding ..........................       28,315      28,315
                                                             ===================




3.  COMMITMENTS AND CONTINGENCIES

On January 10, 1997, CEI received a Civil Investigative Demand ("CID") from the Antitrust Division of the Department of Justice ("DOJ"). The CID sought production of documents and interrogatory responses with respect to radio advertising in the Syracuse, New York area. In the Syracuse area, Cox Radio is the licensee of two radio stations; pursuant to the NewCity Acquisition, Cox Radio has acquired an additional three stations formerly licensed to NewCity. The CID stated that the DOJ was seeking the information to determine whether the NewCity Acquisition might violate section 1 of the Sherman Act and/or section 7 of the Clayton Act. On February 27, 1997, the Company and NewCity were advised that the DOJ had closed its investigation of the Syracuse market.

In connection with the NewCity Acquisition and the merger of NewCity with and into the Company as described in Note 2, the Company succeeded to NewCity's obligations as the issuer of $75 million principal amount of 11-3/8% Senior Subordinated Notes due 2003 (the "Notes"). On April 3, 1997, the Company commenced a tender offer for all of the outstanding Notes (the "Tender Offer").

In conjunction with the Tender Offer, the Company also solicited consents (the "Consent Solicitation") to amend the Indenture under which the Notes were issued (the "Indenture"), including the elimination of substantially all of the restrictive covenants contained in the Indenture (collectively, the "Amendments"). The Tender Offer and Consent Solicitation expired on April 30, 1997 (the "Expiration Date"). As of the Expiration Date, holders of approximately $74.6 million principal amount of Notes tendered their Notes and gave their consents.

The Tender Offer price and consent payment for each $1,000 principal amount of Notes subject to the Tender Offer and Consent Solicitation was $1,100.11, plus accrued and unpaid interest until May 2, 1997 (the "Payment Date"). Holders of Notes who consented to the Amendments at or prior to Midnight, New York City time, on April 17, 1997 received the total consideration referred to in the previous sentence on the Payment Date; holders of Notes who did not consent to the Amendments at or prior to such time received $1,097.61 for each $1,000 principal amount of Notes validly tendered.

The aggregate amount paid by the Company to holders of Notes in connection with the Tender Offer and Consent Solicitation was $82.1 million, which was paid on May 2, 1997 (the "Payment Date"). The Company obtained the funds necessary to make such payments from borrowings under the Credit Agreement


4.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, SFAS No. 128, "Earnings per Share," was issued. This statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, "Earnings per Share," which is superseded by this Statement. This statement requires restatement of all prior-period EPS data presented.
Upon adoption of this Statement in December 1997, the EPS amounts presented will not be materially different than those previously presented in accordance with Opinion 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COX RADIO


The following discussion should be read in conjunction with the accompanying historical Consolidated Statements of Income for the three month periods ended March 31, 1997 and 1996.


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

ACQUISITIONS AND DISPOSITIONS

During the past several years, the Company has actively managed its portfolio of radio stations through selected acquisitions, dispositions and swaps, as well as the use of local marketing agreements ("LMA's") and joint sales agreements ("JSA's"). Specific transactions entered into by the Company during the past three months are discussed below.

In March 1997, the Company exchanged WCKG-FM and WYSY-FM in Chicago for WHOO-AM, WHTQ-FM and WMMO-FM in Orlando (the "Orlando Acquisition"). The Orlando Acquisition resulted in a pre-tax gain of approximately $49 million. In addition to receiving the three Orlando stations, Cox Radio also received cash proceeds of approximately $20 million. Prior to the NewCity Acquisition, the Orlando stations were operated by NewCity since July 1996 under an LMA.

In March 1997, the Company acquired WFNS-AM in Tampa for an aggregate consideration of $1.5 million (the "Tampa Acquisition"). The Company had been operating this station pursuant to an LMA or a JSA since June 1995.

In April 1997, Cox Radio completed its acquisition of the license and certain assets of KRTO-FM in Los Angeles for $19 million in cash (the "Los Angeles Acquisition").

On April 1, 1997, the Company through the merger of its wholly owned subsidiary New Cox Radio II, Inc. with and into NewCity, with NewCity as the surviving corporation, acquired all of the issued and outstanding capital stock of NewCity. Cox Radio purchased the stock of NewCity for an aggregate consideration of approximately $253 million, including approximately $87 million in assumption of NewCity indebtedness and approximately $3 million in working capital adjustments. To consummate the NewCity Acquisition, the Company utilized approximately $56 million of amounts due from CEI and borrowed approximately $110 million under its $300 million, five-year, senior, unsecured revolving credit facility with certain banks, including Texas Commerce Bank National Association, as Administrative Agent. On April 2, 1997, NewCity was merged with and into the Company, with the Company as the surviving corporation (the "Cox Radio Merger").


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Net Revenues. Net revenues for the first quarter of 1997 decreased $.4 million to $29.2 million, a 1.4% decrease from the first quarter of 1996. This decrease was primarily attributable to the disposition of the operations of WCKG-FM and WYSY-FM in Chicago and WIOD-AM in Miami in July and December 1996, respectively. These decreases were partially offset by substantial percentage increases in net revenues at the Company's stations in Atlanta, Tampa and Dayton primarily due to continued ratings growth.

Station Operating Expenses. Station operating expenses decreased $2.2 million to $19.6 million, a decrease of 10.0% from the first quarter of 1996. The decrease was attributable to the disposition of the operations of WCKG-FM and WYSY-FM in Chicago and WIOD-AM in Miami during July and December of 1996, respectively. Additionally, substantial reductions in station operating expenses were realized at the Tampa station group as a result of efforts to control costs.

Broadcast Cash Flow. Broadcast cash flow increased $1.8 million to $9.6 million, a 22.7% increase over the first quarter of 1996 for the reasons discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses increased $.3 million to $1.4 million primarily due to additional costs incurred in connection with the Company's new obligations regarding securities law compliance and shareholder communications during the first quarter of 1997.

Operating Income. Operating income for the first quarter of 1997 increased $1.4 million to $6.1 million, an increase of 29.4% over the first quarter of 1996 for the reasons discussed above.

Interest income/expense. The Company generated interest income during the first quarter of 1997 totaling $.9 million as compared to interest expense of $1.5 million during the first quarter of the prior year primarily as a result of the repayment of amounts due to CEI during the fourth quarter of 1996 that were funded by the Company's initial public offering and excess cash on hand during the first quarter of 1997.

Net Income. Net income increased $32.4 million to $34.2 million for the reasons discussed above and as a result of an after-tax gain of approximately $30 million on the sale of WCKG-FM and WYSY-FM in Chicago during March 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash provided by operations. For the three months ended March 31, 1997, cash from operations increased $1.8 million to $11.3 million, a 19.1% increase over the three months ended March 31, 1996, primarily attributable to an increase in net income. Historically, cash requirements have been funded by Cox Radio's operating activities and, as needed, through intercompany advances from CEI under a revolving credit facility with CEI (the "New CEI Credit Facility"). Borrowings under the New CEI Credit Facility accrue interest at CEI's commercial paper rate plus .75%. CEI continues to perform day-to-day cash management services for Cox Radio.

On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility (the "Credit Agreement") with certain guarantors and banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The loan proceeds may be used to (i) finance the payment of the consideration payable in the NewCity Acquisition,
(ii) repay certain secured debt of NewCity and (iii) finance (A) the repayment or repurchase of certain unsecured debt of NewCity, (B) additional acquisitions and (C) other corporate purposes. The Credit Agreement restricts the payment of dividends, prohibits certain mergers, consolidations or dispositions of assets and establishes limitations on, among other things, additional indebtedness and transactions with affiliates.

Cox Radio borrowed approximately $110 million under the Credit Agreement to consummate the NewCity Acquisition. Upon consummation of the Cox Radio Merger, Cox Radio assumed certain indebtedness of NewCity, including NewCity's obligations in respect of the Notes and pursuant to the Indenture. The Notes are general unsecured obligations of Cox Radio and are subordinated to all existing and future senior indebtedness of Cox Radio.

On April 3, 1997, the Company commenced a tender offer for all of the outstanding Notes (the "Tender Offer"). In conjunction with the Tender Offer, the Company also solicited consents (the "Consent Solicitation") to amend the Indenture under which the Notes were issued (the "Indenture"), including the elimination of substantially all of the restrictive covenants contained in the Indenture (collectively, the "Amendments"). The Tender Offer and Consent Solicitation expired on April 30, 1997 (the "Expiration Date"). As of the Expiration Date, Holders of approximately $74.6 million principal amount of Notes tendered their Notes and gave their consent.

The Tender Offer price and consent payment for each $1,000 principal amount of Notes subject to the Tender Offer and Consent Solicitation was $1,100.11, plus accrued and unpaid interest until May 2, 1997 (the "Payment Date"). Holders of Notes who consented to the Amendments at or prior to Midnight, New York City time, on April 17, 1997 received the total consideration referred to in the previous sentence on the Payment Date; holders of Notes who did not consent to the Amendments at or prior to such time received $1,097.61 for each $1,000 principal amount of Notes validly tendered.

The aggregate amount paid by the Company to holders of Notes in connection with the Tender Offer and Consent Solicitation was $82.1 million, which was paid on May 2, 1997 (the "Payment Date"). The Company obtained the funds necessary to make such payments from borrowings under the Credit Agreement.

Future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. The Company expects its operations to generate sufficient cash to meet its capital expenditures and debt service requirements. Additional cash requirements, including funds for pending or other acquisitions, will be funded by various sources, including proceeds from bank financing and, if or when appropriate, other issuances of Company securities.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

                EXHIBIT                           DESCRIPTION
                -------                           -----------
                NUMBER
                ------
                   2.1     Agreement and Plan of Merger, dated as of July 1,
                           1996, by and among Cox Radio, Inc., New Cox Radio II,
                           Inc., NewCity Communications, Inc. and certain
                           stockholders of NewCity Communications, Inc.
                           (Incorporated by reference to the corresponding
                           exhibit of Cox Radio's Registration Statement on Form
                           S-1 (Commission File No. 333-08737))*
                   2.2     Guaranty by Cox Broadcasting, Inc., dated as of July
                           1, 1996, in favor of NewCity Communications, Inc.
                           (Incorporated by reference to the corresponding
                           exhibit of Cox Radio's Registration Statement on Form
                           S-1 (Commission File No. 333-08737))
                   3.1     Amended and Restated Certificate of Incorporation of
                           Cox Radio, Inc. (Incorporated by reference to the
                           corresponding exhibit of Cox Radio's Registration
                           Statement on Form S-1 (Commission File No.
                           333-08737))
                   3.2     Amended and Restated Bylaws of Cox Radio, Inc.
                           (Incorporated by reference to the corresponding
                           exhibit of Cox Radio's Registration Statement on Form
                           S-1 (Commission File No. 333-08737))
                   4.1     Indenture between NewCity Communications, Inc. and
                           Shawmut Bank Connecticut, National Association, as
                           Trustee, dated as of November 2, 1993, related to the
                           11 3/8% Notes due 2003 of NewCity Communications,
                           Inc. (Incorporated by reference to the corresponding
                           exhibit of Cox Radio's Registration Statement on Form
                           S-1 (Commission File No. 333-08737))*
                   4.2     First Supplemental Indenture between NewCity
                           Communications, Inc. and Shawmut Bank Connecticut,
                           National Association, as Trustee, dated as of
                           September 16, 1994, relating to the 11 3/8% Notes due
                           2003 of NewCity Communications, Inc. (Incorporated by
                           reference to the corresponding exhibit of Cox Radio's
                           Registration Statement on Form S-1 (Commission File
                           No. 333-08737))
                   4.3     Second Supplemental Indenture between Cox Radio, Inc.
                           and Fleet National Bank, as Trustee, dated as of
                           April 1, 1997, relating to the 11 3/8% Notes due 2003
                           of Cox Radio, Inc.
                   4.4     Third Supplemental Indenture between Cox Radio, Inc.
                           and Fleet National Bank, as Trustee, dated as of
                           April 16, 1997, relating to the 11 3/8% Notes due
                           2003 of Cox Radio, Inc.
                   4.5     Specimen of Class A Common Stock Certificate.
                           (Incorporated by reference to Exhibit 4.3 of Cox
                           Radio's Registration Statement on Form S-1
                           (Commission File No. 333-08737))
                  10.1     Credit Agreement, dated as of March 7, 1997, by and
                           among Cox Radio, Inc., Texas Commerce Bank National
                           Association, Nationsbank of Texas, N.A. and Citibank,
                           N.A., individually and as agents, and the other banks
                           signatory thereto. (Incorporated by reference to the
                           corresponding exhibit of Cox Radio's Annual Report on
                           Form 10-K (Commission File No. 1-12187))*
                  10.2     New CEI Credit Facility. (Incorporated by reference
                           to the corresponding exhibit of Cox Radio's
                           Registration Statement on Form S-1 (Commission File
                           No. 333-08737))
                  10.3     Cox Radio, Inc. Long-Term Incentive Plan.
                           (Incorporated by reference to the
                           corresponding exhibit of Cox Radio's Registration
                           Statement on Form S-1 (Commission File No.
                           333-08737))
                  10.4     Cox Radio, Inc. Employee Stock Purchase Plan.
                           (Incorporated by reference to Cox Radio's
                           Registration Statement on Form S-8 (Commission File
                           No. 333-26417))
                  10.5     Cox Radio, Inc. Restricted Stock Plan for
                           Non-Employee Directors (Incorporated by reference to
                           the corresponding exhibit of Cox Radio's Registration
                           Statement on Form S-1 (Commission File No.
                           333-08737))
                  10.6     Tax Allocation and Indemnification Agreement dated as
                           of October 2, 1996, by and between Cox Enterprises,
                           Inc. and Cox Radio, Inc. (Incorporated by reference
                           to the corresponding exhibit of Cox Radio's Annual
                           Report on Form 10-K (Commission File No. 1-12187))*
                    21     Subsidiaries of the Registrant
                    27     Financial Data Schedule

         *  Schedules and Exhibits intentionally omitted.


         (b) Reports on Form 8-K filed during the quarter ended March 31, 1997:

                  none

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Cox Radio, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









     May 14, 1997                            COX RADIO, INC.


                                             /s/ Maritza C. Pichon
                                             ----------------------------
                                             Maritza C. Pichon
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)