Form 10-Q
period 1997-06-30
COX RADIO INC
filed 1997-08-11
CIK 1018522

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 (MARK ONE)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-12187

                            [COX RADIO INC. LOGO]
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                                                  58-1620022
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)        (I.R.S. EMPLOYER IDENTIFICATION NO.)

   1400 LAKE HEARN DRIVE, ATLANTA, GEORGIA                                            30319
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                         (ZIP CODE)

         Registrant's telephone number, including area code: (404) 843-5000

                                ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was irequired to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [X]      No   [ ]

                                ---------------

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         There were 8,749,640 shares of Class A Common Stock outstanding as of July 31, 1997.

         There were 19,577,672 shares of Class B Common Stock outstanding as of July 31, 1997.

                                COX RADIO, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
                                           PART I - FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS.....................................................     3

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS................................................    11

                                             PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................    15

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.........................................    15

SIGNATURES.................................................................................    17

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               COX RADIO, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                                                     JUNE 30,       DECEMBER 31,
                                                                       1997             1996
                                                                   ---------        ----------
                                                                     (Thousands of Dollars)
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .................................      $  11,550        $   1,544
  Restricted cash ...........................................             --            9,051
  Accounts receivable, less allowance for doubtful accounts
    of $1,671 and $834 ......................................         44,647           31,511
  Prepaid expenses and other current assets .................          5,867            1,575
  Income taxes receivable ...................................          2,239
                                                                   ---------        ---------

     Total current assets ...................................         64,303           43,681
Plant and equipment, net ....................................         40,473           27,070
Intangible assets, net ......................................        495,963          138,119
Amounts due from Cox Enterprises, Inc. ......................             --           49,667
Station Investment Note Receivable ..........................         12,000               --
Other assets ................................................          8,107            3,182
                                                                   ---------        ---------

     Total assets ...........................................      $ 620,846        $ 261,719
                                                                   =========        =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable and accrued expenses .....................      $  16,562        $  10,296
  Unit appreciation plan ("UAP") liability ..................             --              646
  Income taxes payable ......................................             --            3,216
  Deferred Barter/Trade .....................................          3,039               --
  Other current liabilities .................................            148              668
                                                                   ---------        ---------

     Total current liabilities ..............................         19,749           14,826

Amounts due to Cox Enterprises, Inc. ........................          7,248               --
Notes Payable ...............................................        215,000               --
Deferred income taxes .......................................        104,674           11,095
                                                                   ---------        ---------
     Total liabilities ......................................        346,671           25,921
                                                                   ---------        ---------

Commitments and contingencies (Note 3)

SHAREHOLDERS' EQUITY:
  Class A common stock, $1.00 par value; 70,000,000 shares
     authorized and 8,749,640 shares outstanding ............          8,750            8,737
  Class B common stock, $1.00 par value; 45,000,000 shares
     authorized and 19,577,672 shares outstanding ...........         19,578           19,578
  Additional paid-in capital ................................        249,196          248,972
  Deficit in retained earnings ..............................         (3,349)         (41,489)
                                                                   ---------        ---------
     Total shareholders' equity .............................        274,175          235,798
                                                                   ---------        ---------
     Total liabilities and shareholders' equity .............      $ 620,846        $ 261,719
                                                                   =========        =========


                See notes to consolidated financial statements.

                                COX RADIO, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                       ---------------------    ---------------------
                                               JUNE 30,               JUNE 30,
                                       ---------------------    ---------------------
                                         1997         1996        1997        1996
                                       --------     --------    --------     --------
                                                   (Thousands of Dollars)
NET REVENUES:
   Local .......................       $ 39,550     $ 27,852    $ 60,842     $ 50,414
   National ....................         14,187        8,638      21,301       15,479
   Other .......................            612          250       1,361          415
                                       --------     --------    --------     --------
     Total revenues ............         54,349       36,740      83,504       66,308

COSTS AND EXPENSES:
   Operating ...................         13,650       11,053      21,842       20,493
   Selling, general and
   administrative ..............         22,394       14,461      33,801       26,804
   Corporate general and
   administrative ..............          2,028        1,238       3,450        2,341
   Depreciation and
   amortization ................          5,133        1,997       7,185        3,979
                                       --------     --------    --------     --------

OPERATING INCOME ...............         11,144        7,991      17,226       12,691

OTHER INCOME (EXPENSE):
Interest income ................            525           --       1,472           --
Interest expense ...............         (3,567)      (1,389)     (3,571)      (2,856)
Gain on sale of radio station ..             --           --      49,223           --
Other - net ....................           (196)        (179)       (264)        (275)
                                       --------     --------    --------     --------
INCOME BEFORE INCOME TAXES .....          7,906        6,423      64,086        9,560
Income taxes ...................          3,969        3,022      25,946        4,347
                                       --------     --------    --------     --------
NET INCOME .....................       $  3,937     $  3,401    $ 38,140     $  5,213
                                       ========     ========    ========     ========

Net income per common share ....       $    .14     $    .17    $   1.35     $    .27
                                       ========     ========    ========     ========

Weighted average common
shares outstanding .............         28,327       19,578      28,321       19,578
                                       ========     ========    ========     ========


See notes to consolidated financial statements.

                                COX RADIO, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                              CLASS A                  CLASS B
                                           COMMON STOCK              COMMON STOCK        ADDITIONAL
                                       --------     --------    --------     --------     PAID-IN    ACCUMULATED
                                        SHARES       AMOUNT      SHARES       AMOUNT      CAPITAL      DEFICIT       TOTAL
                                       --------     --------    --------     --------    --------     --------     --------
                                                                 (AMOUNTS IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996 ......       8,737     $  8,737      19,578     $ 19,578    $248,972     $(41,489)    $235,798
  Net income ......................          --           --          --           --          --       38,140       38,140
Issuance of restricted stock ......          13           13          --           --         224           --          237

                                       --------     --------    --------     --------    --------     --------     --------
BALANCE AT JUNE 30, 1997 ..........       8,750     $  8,750      19,578     $ 19,578    $249,196     $ (3,349)    $274,175
                                       ========     ========    ========     ========    ========     ========     ========


See notes to consolidated financial statements.

                                COX RADIO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                           ----------------------
                                                                              1997        1996
                                                                           ---------     --------
                                                                           (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................   $  38,140     $  5,213
Items not requiring cash:
  Depreciation .........................................................       2,205        1,287
  Amortization .........................................................       4,980        2,692
  Deferred income taxes ................................................      22,852          984
  Gain on sale of radio station ........................................     (49,223)          --
Decrease in accounts receivable ........................................         (26)        (618)
Increase in accounts payable and accrued expenses ......................          50          332
Decrease in taxes payable ..............................................      (5,455)        (112)
Increase (decrease) of UAP liability ...................................        (646)         459
Other, net .............................................................        (466)      (1,167)
                                                                           ---------     --------
       Net cash provided by operating activities .......................      12,411        9,070
                                                                           ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ...................................................      (4,171)      (1,153)
Acquisitions, net of cash acquired .....................................    (283,517)     (13,188)
Increase in other long-term assets .....................................     (17,546)        (842)
Net proceeds from sale of radio station ................................      19,741           --
Other, net .............................................................         237           (6)
                                                                           ---------     --------
       Net cash used in investing activities ...........................    (285,256)     (15,189)
                                                                           ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amounts due to CEI .........................................      56,915       12,832
Borrowings of debt .....................................................     214,994           --
Dividends paid .........................................................          --       (4,464)
Increase (decrease) in book overdrafts .................................       1,891       (2,274)
                                                                           ---------     --------
       Net cash provided by financing activities .......................     273,800        6,094
                                                                           ---------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................         955          (25)
CASH AND CASH EQUIVALENTS (INCLUDING RESTRICTED CASH) AT BEGINNING OF
  PERIOD ...............................................................      10,595        1,691
                                                                           ---------     --------
CASH AND CASH EQUIVALENTS  AT END OF PERIOD ............................   $  11,550     $  1,666
                                                                           =========     ========


See notes to consolidated financial statements.

                                COX RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1997

1.  BASIS OF PRESENTATION AND OTHER INFORMATION

         Cox Radio, Inc. ("Cox Radio" or the "Company"), a majority-owned subsidiary of Cox Enterprises, Inc. i("CEI"), is a leading national radio broadcasting company whose business is devoted exclusively to operating, acquiring and developing radio stations located throughout the United States.

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

         The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997 or any interim period.

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

         On April 1, 1997, the Company, through the merger of its wholly owned subsidiary New Cox Radio II, Inc. with and into NewCity Communications, Inc. ("NewCity"), with NewCity as the surviving corporation, acquired all of the issued and outstanding capital stock of NewCity (the "NewCity Acquisition"). Cox Radio purchased the stock of NewCity for an aggregate consideration of approximately $253 million, including approximately $87 million in assumption of NewCity indebtedness and approximately $3 million in working capital adjustments. To consummate the NewCity Acquisition, the Company utilized approximately $56 million of amounts due from CEI and borrowed approximately $110 million pursuant to the Company's $300 million, five-year, senior, unsecured revolving credit facility with certain banks, including Texas Commerce Bank National Association, as Administrative Agent. On April 2, 1997, NewCity was merged with and into the Company, with the Company as the surviving corporation. See Exhibit 21 for the list of subsidiaries hereof.

         The NewCity Acquisition was recorded effective April 1, 1997, using the purchase method of accounting, whereby the allocable share of the NewCity purchase price was pushed down to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as follows (in thousands):

            Net working capital ...............................................               9,427
            Plant and equipment ...............................................               9,310
            Goodwill/FCC broadcast licenses ...................................             307,094

            Deferred taxes ....................................................             (70,530)
                                                                                          =========
            Total cost of acquisition including assumed liabilities ...........             255,301
                                                                                          =========

The above amounts are subject to purchase accounting adjustments which will be made in subsequent periods.

         In May 1997, the Company agreed to acquire WBHJ-FM and WBHK-FM in Bimingham, Alabama (the "Birmingham Acquisition I") for an aggregate consideration of $17 million, consisting of $5 million paid as an option to purchase and $12 million issued to the seller as a Station Investment Note Receivable. See further discussion at Note 4. On August 1, 1997, the Company began operating WBHJ-FM and WBHK-FM under a local marketing agreement ("LMA"). The Company expects to consummate this acquisition during the second half of 1998.

         In May 1997, the Company agreed to acquire WENN-FM and WAGG-AM, also in Birmingham, Alabama for consideration of $15 million (the "Birmingham Acquisition II"). In July, 1997, the Company assigned its right to purchase WENN-FM for consideration of $14.5 million to a third party (the "Birmingham Disposition"). The current owner has consented to this assignment. The Company expects to consummate these transactions during the third quarter of 1997 pending regulatory approvals.

         The Birmingham Acquisition I, the Birmingham Acquisition II and the Birmingham Disposition are collectively referred to herein as the "Birmingham Transactions".

         In June 1997, the Company agreed to acquire KISS-FM, KSMG-FM and KLUP-AM in San Antonio, Texas for an aggregate consideration of $30 million plus certain non-compete agreements (the "San Antonio Acquisition"). The Company expects to close on this transaction during the fourth quarter of 1997 pending government and regulatory approvals.

         The following unaudited pro forma summary of operations presents the consolidated results of operations as if the Cox Radio Consolidation (as discussed on the Company's Annual Report on Form 10-K for the period ended December 31, 1996), the Company's Initial Public Offering; the Orlando Acquisition, the NewCity Acquisition, the Birmingham Transactions and the San Antonio Acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future. No pro forma adjustments have been made for the Tampa Acquisition and the Los Angeles Acquisition due to immateriality.


                                                   THREE MONTHS ENDED           SIX MONTHS
                                                  -------------------           ----------
                                                        JUNE 30,              ENDED JUNE 30,
                                                        --------              --------------
                                                    1997       1996         1997         1996
                                                  -------     -------     --------     -------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues ...................................  $58,078     $52,062     $105,092     $94,560
Corporate general and administrative expenses ..    2,028       1,543        3,926       2,737
Depreciation and amortization ..................    5,514       4,691       10,480       9,349
Operating income ...............................   11,930       9,343       18,133      14,661
Net income .....................................    3,987       2,614        6,795       2,917
                                                  -------     -------     --------     -------

Earnings per common share ......................  $   .14     $   .09     $    .24     $   .10
                                                  -------     -------     --------     -------

Pro forma shares outstanding ...................   28,327      28,327       28,327      28,327
                                                  =======     =======     ========     =======

3.  COMMITMENTS AND CONTINGENCIES


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

         In connection with the NewCity Acquisition and the merger of NewCity with and into the Company, as described in Note 2, the Company succeeded to NewCity's obligations as the issuer of $75 million principal amount of 11-3/8% Senior Subordinated Notes due 2003 (the "Notes"). On April 3, 1997, the Company commenced a tender offer for all of the outstanding Notes (the "Tender Offer").

         In conjunction with the Tender Offer, the Company also solicited consents (the "Consent Solicitation") to amend the Indenture under which the Notes were issued (the "Indenture"), including the elimination of substantially all of the restrictive covenants contained in the Indenture (collectively, the "Amendments"). The Tender Offer and Consent Solicitation expired on April 30, 1997 (the "Expiration Date"). As of the Expiration Date, holders of approximately $74.6 million principal amount of Notes tendered their Notes and gave their consents

         The Tender Offer price and consent payment for each $1,000 principal amount of Notes subject to the Tender Offer and Consent Solicitation was $1,100.00, plus accrued and unpaid interest until May 2, 1997 (the "Payment Date"). Holders of Notes who consented to the Amendments at or prior to Midnight, New York City time, on April 17,1997 received the total consideration referred to in the previous sentence on the Payment Date; holders of Notes who did not consent to the Amendments at or prior to such time received $1,097.61 for each $1,000 principal amount of Notes validly tendered.

         The aggregate amount paid by the Company to holders of Notes in connection with the Tender Offer and Consent Solicitation was $82.1 million, which was paid on May 2, 1997 (the "Payment Date"). The Company obtained the funds necessary to make such payments from borrowings under the Credit Agreement.

         At June 30, 1997, the Company had approximately $222 million of outstanding indebtedness including amounts due to CEI, and had approximately $85 million available under the Credit Agreement.

4.    STATION INVESTMENT NOTE RECEIVABLE

         In connection with the Birmingham Acquisition I discussed in Note 2, the Company has loaned $12 million to an entity which owns radio stations the Company has agreed to purchase. This Station Investment Note Receivable has an interest rate of 8.5% and is collateralized by substantially all of the assets of WBHJ-FM and WBHK-FM.

5.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS OF COX RADIO


         The following discussion should be read in conjunction with the accompanying historical Consolidated Statements of Income for the three and six month periods ended June 30, 1997 and 1996.


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

         On April 1, 1997, the Company, through the merger of its wholly owned subsidiary New Cox Radio II, Inc. with and into NewCity Communications, Inc. (NewCity), with NewCity as the surviving corporation, acquired all of the issued and outstanding capital stock of NewCity (the "NewCity Acquisition"). Cox Radio purchased the stock of NewCity for an aggregate consideration of approximately $253 million, including approximately $87 million in assumption of NewCity indebtedness and approximately $3 million in working capital adjustments. To consummate the NewCity Acquisition, the Company utilized approximately $56 million of amounts due from CEI and borrowed approximately $110 million pursuant to the Company's $300 million, five-year, senior, unsecured revolving credit facility with certain banks, including Texas Commerce Bank National Association, as Administrative Agent. On April 2, 1997, NewCity was merged with and into the Company, with the Company as the surviving corporation. See Exhibit 21 for the list of subsidiaries hereof.

         In May 1997, the Company agreed to acquire WBHJ-FM and WBHK-FM in Bimingham, Alabama (the "Birmingham Acquisition I") for an aggregate consideration of $17 million, consisting of $5 million paid as an option to purchase and $12 million issued to the seller as a Station Investment Note Receivable. See further discussions at Note 4. On August 1, 1997, the Company began operating WBHJ-FM and WBHK-FM under an LMA. The Company expects to consummate this acquisition during the second half of 1998.

         In May 1997, the Company agreed to acquire WENN-FM and WAGG-AM, also in Birmingham, Alabama for consideration of $15 million (the "Birmingham Acquisition II"). In July, 1997, the Company assigned its right to purchase WENN-FM for consideration of $14.5 million to a third party (the "Birmingham Disposition"). The current owner has consented to this assignment. The Company expects to consummate these transactions during the third quarter of 1997 pending regulatory approvals.


         In June 1997, the Company agreed to acquire KISS-FM, KSMG-FM and KLUP-AM in San Antonio, Texas for an aggregate consideration of $30 million plus certain non-compete agreements. The Company expects to close on this transaction during the fourth quarter of 1997 pending government and regulatory approvals.


RESULTS OF OPERATIONS

Three months ended June 30, 1997 compared to three months ended June 30, 1996

         Net Revenues. Net revenues for the second quarter of 1997 increased $17.6 million to $54.3 million, a 47.9% increase over the second quarter of 1996. This increase was primarily attributable to the NewCity Acquisition which contributed approximately $17.7 million of net revenues during the second quarter of 1997. Substantial increases in net revenues at the stations in Atlanta, Los Angeles and Tampa offset approximately $4.9 million of lost revenue due to the sale of WCKG-FM and WYSY-FM in Chicago and WIOD-AM in Miami during July and December of 1996, respectively.

         Station Operating Expenses. Station operating expenses increased $10.5 million to $36.0 million, an increase of 41.2% from the second quarter of 1996. The increase was primarily attributable to the NewCity Acquisition which contributed approximately $12.6 million but was offset somewhat by the disposal of the operations of the Chicago stations and WIOD-AM in Miami during July and December of 1996, respectively.

         Broadcast Cash Flow. Broadcast cash flow increased $7.1 million to $18.3 million, a 63.4% increase over the second quarter of 1996 for the reasons discussed above.

         Corporate general and administrative expenses. Corporate general and administrative expenses increased $.8 million to $2.0 million primarily due to additional costs incurred as a result of the NewCity Acquisition and as a result of the Company being publicly-held during the second quarter of 1997.

         Operating Income. Operating income for the second quarter of 1997 increased $3.2 million to $11.1 million, an increase of 39.5% over the second quarter of 1996 for the reasons discussed above.

         Interest income/expense. Interest expense during the second quarter of 1997 totaled $3.6 million as compared to $1.4 million during the second quarter of the prior year as a result of borrowings incurred to complete the NewCity Acquisition and the Birmingham Acquisition I.

Net Income. Net income increased $.5 million to $3.9 million, a 15.7% increase over the first quarter of 1996 for the reasons discussed above.

Six months ended June 30, 1997 compared to six months ended June 30, 1996

         Net Revenues. Net revenues for the six months ended June 30, 1997 increased $17.2 million to $83.5 million, a 25.9% increase over the comparable period of 1996. This increase was primarily attributable to the NewCity Acquisition as discussed above and substantial percentage increases in net revenues at the stations in Atlanta, Los Angeles, Tampa and Dayton offset somewhat by the disposal of the operations of WCKG-FM/WYSY-FM in Chicago and WIOD-AM in Miami in July and December 1996, respectively.

         Station Operating Expenses. Station operating expenses for the six months ended June 30, 1997 increased $8.3 million to $55.6 million, an increase of 17.6% over the comparable period of 1996. The increase was attributable to NewCity Acquisition offset somewhat by the disposal of the operations of the Chicago stations and WIOD-AM in Miami during July and December of 1996, respectively. Additionally, substantial reductions in station operating expenses were realized at the Tampa station group as a result of efforts to control costs.

         Broadcast Cash Flow. Broadcast cash flow for the six months ended June 30, 1997 increased $8.9 million to $27.9 million, a 46.6% increase over the comparable period of 1996 for the reasons discussed above.

         Corporate general and administrative expenses. Corporate general and administrative expenses for the six months ended June 30, 1997 increased $1.1 million to $3.5 million primarily due to additional costs incurred as a result of the NewCity Acquisition and as a result of the Company being publicly-held during the six months of 1997.

         Operating Income. Operating income for the six months ended June 30, 1997 increased $4.5 million to $17.2 million, an increase of 35.7% over the comparable period of 1996 for the reasons discussed above.

         Interest income/expense. Interest expense during the six months ended June 30, 1997 totaled $3.6 million as compared to $2.9 million during the comparable period of 1996, primarily as a result borrowings incurred to complete the NewCity Acquisition and the Birmingham Acquisition I.

         Net Income. Net income increased $32.9 million over the prior period to $38.1 million for the reasons discussed above and as a result of an after-tax gain of approximately $29.3 million on the sale of WCKG-FM and WYSY-FM in Chicago during March 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is cash provided by operations. For the six months ended June 30, 1997, cash from operations increased $3.3 million to $12.4 million, a 36.8% increase primarily attributable to an increase in net income. Historically, cash requirements have been funded by Cox Radio's operating activities and, as needed, through intercompany advances from CEI under a revolving credit facility with CEI (the "New CEI Credit Facility"). Borrowings under the New CEI Credit Facility accrue interest at CEI's commercial paper rate plus .75%. CEI continues to perform day-to-day cash management services for Cox Radio.

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

         Cox Radio borrowed approximately $110 million under the Credit Agreement to consummate the NewCity Acquisition. Upon consummation of the Cox Radio Merger, Cox Radio assumed certain indebtedness of NewCity, including NewCity's obligations in respect of the Notes and pursuant to the Indenture. The Notes were general unsecured obligations of Cox Radio and are subordinated to all existing and future senior indebtedness of Cox Radio.

         On April 3, 1997, the Company commenced a tender offer for all of the outstanding Notes (the "Tender Offer"). In conjunction with the Tender Offer, the Company also solicited consents (the "Consent Solicitation") to amend the Indenture under which the Notes were issued (the "Indenture"), including the elimination of substantially all of the restrictive covenants contained in the Indenture (collectively, the "Amendments"). The Tender Offer and Consent Solicitation expired on April 30, 1997 (the "Expiration Date"). As of the Expiration Date, holders of approximately $74.6 million principal amount of Notes tendered their Notes and gave their consents

         The Tender Offer price and consent payment for each $1,000 principal amount of Notes subject to the Tender Offer and Consent Solicitation was $1,100.00, plus accrued and unpaid interest until May 2, 1997 (the "Payment Date"). Holders of Notes who consented to the Amendments at or prior to Midnight, New York City time, on April 17,1997 received the total consideration referred to in the previous sentence on the Payment Date; holders of Notes who did not consent to the Amendments at or prior to such time received $1,097.61 for each $1,000 principal amount of Notes validly tendered.

         The aggregate amount paid by the Company to holders of Notes in connection with the Tender Offer and Consent Solicitation was $82.1 million, which was paid on May 2, 1997 (the "Payment Date"). The Company obtained the funds necessary to make such payments from borrowings under the Credit Agreement

         At June 30, 1997, the Company had approximately $222 million of outstanding indebtedness including amounts due to CEI, and had approximately $85 million available under the Credit Agreement.

         Future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. The Company expects its operations to generate sufficient cash to meet its capital expenditures and debt service requirements. Additional cash requirements, including funds for pending or other acquisitions, will be funded by various sources, including the proceeds from bank financing and, if or when appropriate, other issuances of Company securities.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 9, 1997. Two matters were voted upon at the meeting: (a) the election of a Board of Directors of six members to serve until the 1998 Annual Meeting or until their successors are duly elected and qualified; and (b) ratification of the appointment by the Board of Directors of Deloitte & Touche, LLP, independent certified public accountants, as the Company's independent auditors for the fiscal year ending December 31, 1997.

         The following directors were elected and they received the votes indicated:

       Nominee                        Votes in Favor           Votes Withheld
       -------                        --------------           --------------
   David E. Easterly                   203,185,660               139,200
   Ernest D. Fears, Jr.                203,187,760               137,100
   Paul M. Hughes                      203,187,760               137,100
   James C. Kennedy                    203,185,660               139,200
   Robert F. Neil                      203,185,660               139,200
   Nicholas D. Trigony                 203,185,560               139,300

         Consistent with the Company's disclosure in its proxy statement, immediately following the 1997 Annual Meeting of Stockholders, the Company's Board of Directors amended the Company's bylaws to expand the number of directors to seven and elected Richard A. Ferguson, former President and Chief Executive Officer of NewCity Communications, Inc., to fill the vacancy.

         Ratification of Deloitte & Touche, LLP, as independent auditors for the fiscal year ending December 31, 1997, was approved with 203,298,735 votes in favor, 700 votes opposed to, and 25,425 abstentions.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

                 EXHIBIT
                 -------
                 NUMBER                     DESCRIPTION
                 ------                     -----------
                   2.1     Agreement and Plan of Merger, dated as of July 1,
                           1996, by and among Cox Radio, Inc., New Cox Radio
                           II, Inc., NewCity Communications, Inc. and certain
                           stockholders of NewCity Communications, Inc.
                           (Incorporated by reference to the corresponding
                           exhibit of Cox Radio's Registration Statement on
                           Form S-1 (Commission File No. 333-08737))*
                   2.2     Guaranty by Cox Broadcasting, Inc., dated as of July
                           1, 1996, in favor of NewCity Communications, Inc.
                           (Incorporated by reference to the corresponding
                           exhibit of Cox Radio's Registration Statement on
                           Form S-1 (Commission File No. 333-08737))
                   3.1     Amended and Restated Certificate of Incorporation of
                           Cox Radio, Inc. (Incorporated by reference to the
                           corresponding exhibit of Cox Radio's Registration
                           Statement on Form S-1 (Commission File No.
                           333-08737))
                   3.2     Amended and Restated Bylaws of Cox Radio, Inc.
                           (Incorporated by reference


                           to the corresponding exhibit of Cox Radio's
                           Registration Statement on Form S-1 (Commission File
                           No. 333-08737))
                   4.1     Indenture between NewCity Communications, Inc. and
                           Shawmut Bank Connecticut, National Association, as
                           Trustee, dated as of November 2, 1993, related to
                           the 11 3/8% Notes due 2003 of NewCity
                           Communications, Inc. (Incorporated by reference to
                           the corresponding exhibit of Cox Radio's
                           Registration Statement on Form S-1 (Commission File
                           No. 333-08737))*
                   4.2     First Supplemental Indenture between NewCity
                           Communications, Inc. and Shawmut Bank Connecticut,
                           National Association, as Trustee, dated as of
                           September 16, 1994, relating to the 11 3/8% Notes
                           due 2003 of NewCity Communications, Inc.
                           (Incorporated by reference to the corresponding
                           exhibit of Cox Radio's Registration Statement on
                           Form S-1 (Commission File No. 333-08737))
                   4.3     Specimen of Class A Common Stock Certificate.
                           (Incorporated by reference to the corresponding
                           exhibit of Cox Radio's Registration Statement on
                           Form S-1 (Commission File No. 333-08737))
                  10.1     Credit Agreement, dated as of March 7, 1997, by and
                           among Cox Radio, Inc., Texas Commerce Bank National
                           Association, Nationsbank of Texas, N.A. and
                           Citibank, N.A., individually and as agents, and the
                           other banks signatory thereto. (Incorporated by
                           reference to the corresponding exhibit of Cox
                           Radio's Annual Report on Form 10-K (Commission File
                           No. 1-12187))*
                  10.2     New CEI Credit Facility. (Incorporated by reference
                           to the corresponding exhibit of Cox Radio's
                           Registration Statement on Form S-1 (Commission File
                           No. 333-08737))
                  10.3     Cox Radio, Inc. Long-Term Incentive Plan.
                           (Incorporated by reference to the corresponding
                           exhibit of Cox Radio's Registration Statement on
                           Form S-1 (Commission File No. 333-08737))
                  10.4     Cox Radio, Inc. Employee Stock Purchase Plan.
                           (Incorporated by reference to the corresponding
                           exhibit of Cox Radio's Registration Statement on
                           Form S-1  (Commission File No. 333-08737))
                  10.5     Cox Radio, Inc. Restricted Stock Plan for
                           Non-Employee Directors (Incorporated by reference to
                           the corresponding exhibit of Cox Radio's
                           Registration Statement on Form S-1 (Commission File
                           No. 333-08737))
                  10.6     Tax Allocation and Indemnification Agreement dated
                           as of October 2, 1996, by and between Cox
                           Enterprises, Inc. and Cox Radio, Inc. (Incorporated
                           by reference to the corresponding exhibit of Cox
                           Radio's Annual Report on Form 10-K (Commission File
                           No. 1-12187))
                    21     Subsidiaries of the Registrant
                  27.1     Financial Data Schedule (for SEC use only)


                  *        Schedules and Exhibits intentionally omitted.

         (b)               Reports on Form 8-K filed during the quarter ended
                           June 30, 1997:

                           The Company filed a report on Form 8-K on April 14, 1997 related to the Company's tender offer for NewCity's public indebtedness on April 1, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     COX RADIO, INC.







August 11, 1997                      /s/ Maritza C. Pichon
                                     --------------------------------
                                     Maritza C. Pichon
                                     Chief Financial Officer
                                     (Principal Financial Officer and
                                     duly authorized officer)