Form 10-Q
period 1997-09-30
COX RADIO INC
filed 1997-11-13
CIK 1018522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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

         There were 8,806,595 shares of Class A Common Stock outstanding as of September 30, 1997.

         There were 19,577,672 shares of Class B Common Stock outstanding as of September 30, 1997.

                                 COX RADIO, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS...................................................    3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..............................................   11


                         PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................   15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................   15

SIGNATURES......................................................................   17

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 COX RADIO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                           1997             1996
                                                                                      -------------     ------------
                                                                                          (Thousands of Dollars)
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................        $   9,273        $   1,544
  Restricted cash ..............................................................               --            9,051
  Accounts receivable, less allowance for doubtful accounts
    of $1,778 and $834 .........................................................           44,913           31,511
  Prepaid expenses and other current assets ....................................            5,465            1,575
  Income taxes receivable ......................................................              589
                                                                                        ---------        ---------

     Total current assets ......................................................           60,240           43,681

Plant and equipment, net .......................................................           44,374           27,070
Intangible assets, net .........................................................          519,402          138,119
Amounts due from Cox Enterprises, Inc. .........................................               --           49,667
Station investment note receivable .............................................           12,000               --
Other assets ...................................................................           10,192            3,182
                                                                                        ---------        ---------

     Total assets ..............................................................        $ 646,208        $ 261,719
                                                                                        =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses ........................................        $  18,553        $  10,296
  Unit appreciation plan ("UAP") liability .....................................               --              646
  Income taxes payable .........................................................               --            3,216
  Deferred barter/trade ........................................................            2,656               --
  Other current liabilities ....................................................              141              668
                                                                                        ---------        ---------

     Total current liabilities .................................................           21,350           14,826

Amounts due to Cox Enterprises, Inc. ...........................................           14,882               --
Notes payable ..................................................................          225,000               --
Deferred income taxes ..........................................................          103,009           11,095
Other noncurrent liabilities ...................................................              743               --
                                                                                        ---------        ---------

     Total liabilities .........................................................          364,984           25,921
                                                                                        ---------        ---------

Commitments and contingencies (Note 3)

SHAREHOLDERS' EQUITY:
  Class A common stock, $1.00 par value; 70,000,000 shares
   authorized; 8,806,595 and 8,736,972 shares outstanding at September 30,
   1997 and December 31, 1996, respectively ....................................            8,807            8,737
  Class B common stock, $1.00 par value; 45,000,000 shares
   authorized; 19,577,672 shares outstanding at September 30, 1997 and
   December 31, 1996 ...........................................................           19,578           19,578
  Additional paid-in capital ...................................................          250,193          248,972
  Retained earnings (accumulated deficit) ......................................            2,646          (41,489)
                                                                                        ---------        ---------
     Total shareholders' equity ................................................          281,224          235,798
                                                                                        ---------        ---------

     Total liabilities and shareholders' equity ................................        $ 646,208        $ 261,719
                                                                                        =========        =========

                 See notes to consolidated financial statements.

                                 COX RADIO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 ----------------------         ----------------------
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ----------------------         ----------------------
                                                    1997         1996              1997         1996
                                                 ---------    ---------         ---------    ---------
                                                      (Thousands of dollars, except per share data)
NET REVENUES:
   Local .....................................   $  40,326    $  24,294         $ 101,168    $  74,708
   National ..................................      13,988        7,984            35,289       23,463
   Other .....................................         874          739             2,235        1,154
                                                 ---------    ---------         ---------    ---------
     Total revenues ..........................      55,188       33,017           138,692       99,325

COSTS AND EXPENSES:
   Operating .................................      14,918       11,482            36,760       32,046
   Selling, general and administrative .......      19,657       10,944            53,458       37,677
   Corporate general and administrative ......       1,709        1,986             5,159        4,327
   Depreciation and amortization .............       4,834        2,027            12,019        6,006
                                                 ---------    ---------         ---------    ---------

OPERATING INCOME .............................      14,070        6,578            31,296       19,269

OTHER INCOME (EXPENSE):
Interest income ..............................         106           --             1,578           --
Interest expense .............................      (3,501)      (2,553)           (7,072)      (5,409)
Gain on sale of radio station ................          --           --            49,072           --
Other - net ..................................        (425)         (51)             (538)        (326)
                                                 ---------    ---------         ---------    ---------
INCOME BEFORE INCOME TAXES ...................      10,250        3,974            74,336       13,534
Income taxes .................................       4,255        1,604            30,201        5,951
                                                 ---------    ---------         ---------    ---------
NET INCOME ...................................   $   5,995    $   2,370         $  44,135    $   7,583
                                                 =========    =========         =========    =========

Net income per common share ..................   $     .21    $     .12         $    1.56    $     .39
                                                 =========    =========         =========    =========

Weighted average common shares
outstanding ..................................      28,339       19,578            28,327       19,578
                                                 =========    =========         =========    =========

See notes to consolidated financial statements.

                                 COX RADIO, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                     CLASS A                CLASS B                        RETAINED
                                                  COMMON STOCK           COMMON STOCK        ADDITIONAL    EARNINGS
                                              --------------------   --------------------      PAID-IN   (ACCUMULATED
                                               SHARES      AMOUNT     SHARES      AMOUNT       CAPITAL     DEFICIT)       TOTAL
                                              --------    --------   --------    --------     --------     --------     --------
                                                                         (AMOUNTS IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996 ..............      8,737    $  8,737     19,578    $ 19,578     $248,972     $(41,489)    $235,798
  Net income ..............................         --          --         --          --           --       44,135       44,135
Issuance of restricted stock ..............         13          13         --          --          224           --          237
Issuance of stock related to incentive ....         57          57                                 997                     1,054
                                              --------    --------   --------    --------     --------     --------     --------

BALANCE AT SEPTEMBER 30, 1997 .............      8,807    $  8,807     19,578    $ 19,578     $250,193     $  2,646     $281,224
                                              ========    ========   ========    ========     ========     ========     ========


See notes to consolidated financial statements.

                                 COX RADIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             ----------------------
                                                                                1997         1996
                                                                             ---------    ---------
                                                                             (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................................   $  44,135    $   7,583
Items not requiring cash:
  Depreciation ...........................................................       3,204        1,931
  Amortization ...........................................................       8,815        4,075
  Deferred income taxes ..................................................      25,394        1,134
  Gain on sale of radio station ..........................................     (49,072)          --
Decrease (increase) in accounts receivable ...............................        (654)       1,443
Increase (decrease) in accounts payable and accrued expenses .............       1,365         (226)
Decrease in taxes payable ................................................      (3,805)        (278)
Increase (decrease) of UAP liability .....................................        (646)       1,589
Other, net ...............................................................         379          565
                                                                             ---------    ---------
       Net cash provided by operating activities .........................      29,115       17,816
                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .....................................................      (7,835)      (1,381)
Acquisitions, net of cash acquired .......................................    (315,121)     (15,811)
Increase in other long-term assets .......................................     (19,822)      (3,205)
Net proceeds from sale of radio station ..................................      19,590           --
Other, net ...............................................................         237           --
                                                                             ---------    ---------
       Net cash used in investing activities .............................    (322,951)     (20,397)
                                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in amounts due to CEI .............................................      64,549       18,774
Borrowings of debt .......................................................     224,994           --
Net proceeds from issuance of stock related to incentive plan ............       1,054           --
Dividends paid ...........................................................          --      (12,656)
Increase (decrease) in book overdrafts ...................................       1,917       (2,415)
                                                                             ---------    ---------
       Net cash provided by financing activities .........................     292,514        3,703
                                                                             ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ................................      (1,322)       1,122
CASH AND CASH EQUIVALENTS (INCLUDING RESTRICTED CASH) AT BEGINNING OF
  PERIOD .................................................................      10,595        1,691
                                                                             ---------    ---------
CASH AND CASH EQUIVALENTS  AT END OF PERIOD ..............................   $   9,273    $   2,813
                                                                             =========    =========


See notes to consolidated financial statements.

                                 COX RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997

1. BASIS OF PRESENTATION AND OTHER INFORMATION

         Cox Radio, Inc. ("Cox Radio" or the "Company"), a majority-owned subsidiary of Cox Enterprises, Inc. ("CEI"), is a leading national radio broadcasting company whose business is devoted exclusively to operating, acquiring and developing radio stations located throughout the United States.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 and notes thereto contained in Cox Radio's Annual Report on Form 10-K filed with the Securities and Exchange Commission (Commission File No. 1-12187).

         The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997 or any interim period.

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

The NewCity Acquisition was recorded effective April 1, 1997, using the purchase method of accounting, whereby the allocable share of the NewCity purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as follows (in thousands):

             Net working capital................................................  $  8,342
             Plant and equipment................................................     9,310
             Goodwill/FCC broadcast licenses....................................   311,684

             Deferred taxes.....................................................   (65,735)
                                                                                  --------
             Total cost of acquisition including assumed liabilities............  $263,601
                                                                                  ========


         The above amounts reflect certain purchase accounting adjustments which have been made through September 30, 1997. These amounts are subject to certain other purchase accounting adjustments which will be made in subsequent periods.

         In May 1997, the Company agreed to acquire WBHJ-FM and WBHK-FM in Birmingham, Alabama (the "Birmingham Acquisition I") for an aggregate consideration of $17 million, consisting of $5 million paid for an option to purchase and $12 million issued to the seller as a Station Investment Note Receivable. See further discussion at Note 4. On August 1, 1997, the Company began operating WBHJ-FM and WBHK-FM under an LMA. The Company expects to consummate this acquisition during the second half of 1998.

         In May 1997, the Company agreed to acquire WENN-FM and WAGG-AM, also in Birmingham, Alabama, for consideration of $15 million (the "Birmingham Acquisition II"). In July, 1997, the Company assigned its right to purchase WENN-FM for consideration of $14.5 million to a third party (the "Birmingham Disposition"). The Company consummated both the Birmingham Acquisition II and the Birmingham Disposition during November 1997.

         In September 1997, the Company announced that it had entered into an agreement in principle with a third party to construct, program and own a new Class A FM radio station in Homewood, Alabama to serve the Birmingham market (the "Birmingham Acquisition III"). The transaction is pending FCC approval of the application for the new construction permit and settlement of the comparative hearing between three applicants for the construction permit. As part of the agreement, the third party would construct the station, the Company would enter into an LMA for the new station and the Company would acquire an option to purchase the station for an aggregate consideration of $5.5.

         The Birmingham Acquisition I, the Birmingham Acquisition II, the Birmingham Acquisition III and the Birmingham Disposition are collectively referred to herein as the "Birmingham Transactions".

         In September 1997, the Company acquired KISS-FM, KSMG-FM and KLUP-AM in San Antonio, Texas for an aggregate consideration of $30.4 million plus certain non-compete agreements (the "San Antonio Acquisition").

         In October 1997, the Company disposed of the assets of American Comedy Network (the "American Comedy Network Disposition") for aggregate proceeds of approximately $1.1 million including certain non-compete agreements. This transaction resulted in a pretax gain of approximately $.1 million.

         The following unaudited pro forma summary of operations presents the consolidated results of operations as if the Cox Radio Consolidation (as discussed in the Company's Annual Report on Form 10-K for the period ended December 31, 1996), the Company's Initial Public Offering, the Orlando Acquisition, the NewCity Acquisition, the Birmingham Transactions and the San Antonio Acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future. No pro forma adjustments have been made for the Tampa Acquisition, the Los Angeles Acquisition, the Birmingham Acquisition III and the American Comedy Network Disposition due to immateriality.


                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           ------------------         -----------------
                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                              -------------             -------------
                                                             1997       1996          1997        1996
                                                             ----       ----          ----        ----
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues........................................       $56,747     $49,488      $161,471    $143,204
Corporate general and administrative expenses.......         1,709       2,373         5,635       5,110
Depreciation and amortization.......................         4,834       4,577        15,314       9,349
Operating income....................................        14,507       9,442        33,021      28,521
Net income..........................................         6,027       3,290        12,586      10,686
                                                           ---------------------------------------------

Earnings per common share...........................       $   .21     $   .12      $    .44    $    .38
                                                           ---------------------------------------------

Pro forma shares outstanding........................        28,328      28,328        28,328      28,328
                                                           =============================================



3. COMMITMENTS AND CONTINGENCIES


         On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility (the "Credit Agreement") with certain guarantors and banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The loan proceeds were used to finance the payment of the consideration payable in the Merger, repay certain secured debt of NewCity and and finance certain acquisitions. The remaining loan proceeds may be used to finance (A) the repayment or repurchase of certain unsecured debt of NewCity, (B) additional acquisitions and (C) other corporate purposes. The Credit Agreement restricts the payment of dividends, prohibits certain mergers, consolidations or dispositions of assets and establishes limitations on, among other things, additional indebtedness and transactions with affiliates.

         Cox Radio borrowed approximately $110 million under the Credit Agreement to consummate the NewCity Acquisition.

         At the closing of the NewCity Acquisition and the merger of NewCity with and into the Company, as described in Note 2, NewCity was the obligor of $75 million principal amount of 11-3/8% Senior Subordinated Notes due 2003 (the "Notes").

         On May 2, 1997, following a tender offer and consent solicitation, the Company paid an aggregate amount of $82.1 million to holders of the Notes in exchange for approximately $74.6 million principal amount of the Notes and consents to the elimination of substantially all the restrictive covenants applicable to the Notes. The Company obtained the funds necessary to make such payments from borrowings under the Credit Agreement.

         The Company has entered into interest rate swap agreements with certain lenders providing bank financing. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements are recognized as an adjustment to interest expense.

         At September 30, 1997, the Company had approximately $240 million of outstanding indebtedness including approximately $14.9 million due to CEI, and had approximately $75 million available under the Credit Agreement.

4. STATION INVESTMENT NOTE RECEIVABLE

         In connection with the Birmingham Acquisition I, the Company has loaned $12 million to an entity which owns radio stations that the Company has agreed to purchase. This Station Investment Note Receivable has an interest rate of 8.5% and is collateralized by substantially all of the assets of Birmingham radio stations WBHJ-FM and WBHK-FM.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS OF COX RADIO


         The following discussion should be read in conjunction with the accompanying historical Consolidated Statements of Income for the three and nine month periods ended September 30, 1997 and 1996.

         This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include the information regarding future cash requirements of the Company. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended. The Company's results could differ materially from those discussed in each forward-looking statement due to various factors which are outside the Company's control, including competition for audience share and advertising revenue from other radio stations, electronic and print media and new media technologies and governmental regulation of the radio broadcasting industry. For a more detailed discussion of these factors and others, see the Risk Factors section of the Company's prospectus filed as part of its Registration Statement on Form S-1 (File No. 333-08737).

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

ACQUISITIONS AND DISPOSITIONS

         During the past several years, the Company has actively managed its portfolio of radio stations through selected acquisitions, dispositions and swaps, as well as the use of local marketing agreements ("LMA's") and joint sales agreements ("JSA's"). Specific transactions entered into by the Company during the nine months ended September 30, 1997 are discussed below.

         In March 1997, the Company exchanged WCKG-FM and WYSY-FM in Chicago for WHOO-AM, WHTQ-FM and WMMO-FM in Orlando (the "Orlando Acquisition"). The Orlando Acquisition resulted in a pre-tax gain of approximately $49 million. In addition to receiving the three Orlando stations, Cox Radio also received cash proceeds of approximately $20 million. Prior to the NewCity Acquisition (as defined below), the Orlando stations were operated by NewCity Communications, Inc. ("NewCity") since July 1996 under an LMA.

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

         In May 1997, the Company agreed to acquire WBHJ-FM and WBHK-FM in Birmingham, Alabama (the "Birmingham Acquisition I") for an aggregate consideration of $17 million, consisting of $5 million paid as an option to purchase and $12 million issued to the seller as a Station Investment Note Receivable. See further discussions at Note 4. On August 1, 1997, the Company began operating WBHJ-FM and WBHK-FM under an LMA. The Company expects to consummate this acquisition during the second half of 1998.

         In May 1997, the Company agreed to acquire WENN-FM and WAGG-AM, also in Birmingham, Alabama, for consideration of $15 million (the "Birmingham Acquisition II"). In July, 1997, the Company assigned its right to purchase WENN-FM for consideration of $14.5 million to a third party (the "Birmingham Disposition"). The Company consummated both the Birmingham Acquisition II and the Birmingham Disposition during November 1997.

         In September 1997, the Company announced that it had entered into an agreement in principle with a third party to construct, program and own a new Class A FM radio station in Homewood, Alabama to serve the Birmingham market (the "Birmingham Acquisition III"). The transaction is pending FCC approval of the application for the new construction permit and settlement of the comparative hearing between three applicants for the construction permit. As part of the agreement, the third party would construct the station, the Company would enter into an LMA for the new station and the Company would acquire an option to purchase the station for an aggregate consideration of $5.5.

         In September 1997, the Company acquired KISS-FM, KSMG-FM and KLUP-AM in San Antonio, Texas for an aggregate consideration of $30.4 million plus certain non-compete agreements.

         In October 1997, the Company disposed of the assets of American Comedy Network for aggregate proceeds of approximately $1.1 million including certain non-compete agreements. This transaction resulted in a pretax gain of approximately $.1 million.

RESULTS OF OPERATIONS

Three months ended September 30, 1997 compared to three months ended September 30, 1996

         Net Revenues. Net revenues for the third quarter of 1997 increased $22.2 million to $55.2 million, a 67.2% increase over the third quarter of 1996. This increase was primarily attributable to the NewCity Acquisition. Additionally, substantial increases in net revenues at the stations in Atlanta, Los Angeles, Miami and Tampa offset approximately $2.0 million of lost revenue due to the sale of WIOD-AM in Miami during December of 1996.

         Station Operating Expenses. Station operating expenses increased $12.1 million to $34.6 million, an increase of 54.2% over the third quarter of 1996. The increase was primarily attributable to the NewCity Acquisition but was offset somewhat by the disposal of WIOD-AM in Miami during December of 1996.

         Broadcast Cash Flow. Broadcast cash flow increased $10.0 million to $20.6 million, a 94.6% increase over the third quarter of 1996 for the reasons discussed above.

         Corporate general and administrative expenses. Corporate general and administrative expenses decreased $.3 million to $1.7 million primarily due to a non-recurring corporate charge during the third quarter of 1996 as well as costs associated with the Company's initial public offering during the third quarter of 1996.

         Operating Income. Operating income for the third quarter of 1997 increased $7.5 million to $14.1 million, an increase of 113.9% over the third quarter of 1996 for the reasons discussed above.

         Interest expense. Interest expense during the third quarter of 1997 totaled $3.3 million as compared to $2.6 million during the third quarter of 1996 as a result of borrowings incurred to complete the NewCity Acquisition, the Birmingham Acquisition I and the San Antonio Acquisition.

         Net Income. Net income increased $3.6 million to $6.0 million, a 153.0% increase over the third quarter of 1996 for the reasons discussed above.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

         Net Revenues. Net revenues for the nine months ended September 30, 1997 increased $39.4 million to $138.7 million, a 39.6% increase over the comparable period of 1996. This increase was primarily attributable to the NewCity Acquisition as discussed above and substantial percentage increases in net revenues at the stations in Atlanta, Los Angeles and Tampa offset somewhat by the disposal of the operations of WCKG-FM/WYSY-FM in Chicago through an LMA commencing July 1996 and the sale of WIOD-AM in Miami in December 1996.

         Station Operating Expenses. Station operating expenses for the nine months ended September 30, 1997 increased $20.5 million to $90.2 million, an increase of 29.4% over the comparable period of 1996. The increase was primarily attributable to the NewCity Acquisition but offset somewhat by the disposal of the operations of the Chicago stations through an LMA commencing July 1996 and the sale of WIOD-AM in Miami during December of 1996. Additionally, substantial reductions in station operating expenses were realized at the Tampa station group as a result of efforts to control costs.

         Broadcast Cash Flow. Broadcast cash flow for the nine months ended September 30, 1997 increased $18.9 million to $48.5 million, a 63.8% increase over the comparable period of 1996 for the reasons discussed above.

         Corporate general and administrative expenses. Corporate general and administrative expenses for the nine months ended September 30, 1997 increased $.8 million to $5.2 million primarily due to additional costs incurred as a result of the NewCity Acquisition and as a result of the Company being publicly-held during the first nine months of 1997 but somewhat offset by a non-recurring corporate charge during 1996.

         Operating Income. Operating income for the nine months ended September 30, 1997 increased $12.0 million to $31.3 million, an increase of 62.4% over the comparable period of 1996 for the reasons discussed above.

         Interest income/expense. Interest expense during the nine months ended September 30, 1997 totaled $5.5 million as compared to $5.4 million during the comparable period of 1996, primarily as a result of borrowings incurred to complete the NewCity Acquisition, the Birmingham Acquisition I and the San Antonio Acquisition offset somewhat by interest income earned during the first quarter of 1997.

         Net Income. Net income increased $36.6 million over the prior period to $44.1 million for the reasons discussed above and as a result of an after-tax gain of approximately $29.3 million on the sale of WCKG-FM and WYSY-FM in Chicago during March 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is cash provided by operations. For the nine months ended September 30, 1997, cash from operations increased $7.5 million to $25.3 million, a 42.2% increase primarily attributable to an increase in net income and deferred taxes and a decrease in accounts payable, accrued expenses and income taxes payable. Historically, cash requirements have been funded by Cox Radio's operating activities and through borrowings under the Credit Agreement (as defined below). In addition, cash requirements have been funded on a temporary basis through intercompany advances from CEI under a revolving credit facility with CEI (the "New CEI Credit Facility"). Borrowings by the Company under the New CEI Credit Facility are typically repaid by the Company within 30 days. Borrowings under the New CEI Credit Facility accrue interest at CEI's commercial paper rate plus .75%. CEI continues to perform day-to-day cash management services for Cox Radio.

         On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility (the "Credit Agreement") with certain guarantors and banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The loan proceeds were used to finance the payment of the consideration payable in the Merger, repay certain secured debt of NewCity and and finance certain acquisitions. The remaining loan proceeds may be used to finance (A) the repayment or repurchase of certain unsecured debt of NewCity, (B) additional acquisitions and (C) other corporate purposes. The Credit Agreement restricts the payment of dividends, prohibits certain mergers, consolidations or dispositions of assets and establishes limitations on, among other things, additional indebtedness and transactions with affiliates.

         Cox Radio borrowed approximately $110 million under the Credit Agreement to consummate the NewCity Acquisition. Upon consummation of the Cox Radio Merger, Cox Radio assumed certain indebtedness of NewCity. NewCity was the obligor of $75 million principal amount of 11-3/8% Senior Subordinated Notes due 2003 (the "Notes"). The Notes were general unsecured obligations of Cox Radio and are subordinated to all existing and future senior indebtedness of Cox Radio. On May 2, 1997, following a tender offer and consent solicitation, the Company paid an aggregate amount of $82.1 million to holders of the Notes in exchange for approximately $76.4 million principal amount of the Notes and consents to the elimination of substantially all of the restrictive covenants applicable to the Notes. The Company obtained the funds necessary to make such payments from borrowings under the Credit Agreement.

         The Company has entered into interest rate swap agreements with certain lenders providing bank financing. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements are recognized as an adjustment to interest expense.

         At September 30, 1997, the Company had approximately $240 million of outstanding indebtedness including approximately $14.9 due to CEI, and had approximately $75 million available under the Credit Agreement.

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

         EXHIBIT                         DESCRIPTION
         NUMBER

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


   (b) Reports on Form 8-K filed during the quarter ended September 30, 1997:

              None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COX RADIO, INC.







November 13, 1997                   /s/ Maritza C. Phicon
                                    --------------------------------------------
                                    Maritza C. Pichon
                                    Chief Financial Officer
                                    (Principal Financial Officer and
                                    duly authorized officer)