Form 10-K405
period 1997-12-31
COX RADIO INC
filed 1998-03-30
CIK 1018522

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-12187
                             ---------------------

                             (COX RADIO INC. LOGO)
             (Exact name of Registrant as specified in its charter)

                         DELAWARE                                        58-1620022
     (State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
                      organization)
         1400 LAKE HEARN DRIVE, ATLANTA, GEORGIA                           30319
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of February 27, 1998, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $360,349,503 based on the closing price on the New York Stock Exchange on such date.

     There were 8,862,712 shares of Class A Common Stock outstanding as of February 27, 1998.

     There were 19,577,672 shares of Class B Common Stock outstanding as of February 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1997 Annual Report to Stockholders and the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into
Part II and Part III.
================================================================================

                                COX RADIO, INC.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Consolidated Financial Data........................   17
Item 7.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operations...................................   19
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk...   26
Item 8.   Financial Statements and Supplementary Data.................   27
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   47
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   47
Item 11.  Executive Compensation......................................   47
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   47
Item 13.  Certain Relationships and Related Transactions..............   47
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   47
Signatures............................................................   49

                                     PART I

ITEM 1.  BUSINESS

     Cox Radio, Inc. ("Cox Radio" or the "Company") is one of the ten largest radio broadcasting companies in the United States, based on both net revenues and number of stations. Cox Radio, upon completion of all pending transactions, will own or operate, or provide sales and marketing services for 54 radio stations (36 FM and 18 AM) clustered in 12 markets, including 18 stations acquired from NewCity Communications, Inc. ("NewCity") during 1997 (the "NewCity Acquisition"). On a pro forma basis, Cox Radio would have generated net revenue of $225.2 million and broadcast cash flow (as defined in Item 6. Selected Consolidated Financial Data) of $76.2 million during the year ending December 31, 1997.

     Cox Radio is an indirect majority-owned subsidiary of Cox Enterprises, Inc. ("CEI"). CEI indirectly owns approximately 69% of the Company's Common Stock (defined below) and has approximately 96% of the voting power of Cox Radio. The Company has two classes of common stock outstanding, Class A Common Stock, par value $1.00 per share (the "Class A Common Stock") and Class B Common Stock, par value $1.00 per share (the "Class B Common Stock"), collectively defined as the "Common Stock." CEI's wholly-owned subsidiary, Cox Broadcasting, Inc. ("Cox Broadcasting") is the sole stockholder of shares of the Company's Class B Common Stock. CEI, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest media companies in the United States, with consolidated 1997 revenues of approximately $4.9 billion. Prior to the Company's initial public offering in September 1996, CEI transferred all of its U.S. radio operations to Cox Radio (the "Cox Radio Consolidation"). Cox Radio, as part of CEI, was a pioneer in radio broadcasting, building its first station in 1934, acquiring its flagship station, WSB-AM (Atlanta), in 1939 and launching its first FM station, WSB-FM (Atlanta), in 1948.

     Cox Radio seeks to maximize the revenues and broadcast cash flow of its radio stations by operating and developing clusters of stations in demographically attractive and rapidly growing markets, including major markets such as Los Angeles and Atlanta and Sunbelt markets such as Miami, Tampa, Orlando, San Antonio and Birmingham. During the past five years, the 12 markets in which the Company's stations operate have demonstrated, on an aggregate basis, greater radio advertising revenue growth than the average of 5.3%, which was calculated using revenue projections obtained from the Radio Advertising Bureau (the "RAB"), for the U.S. radio industry as a whole. The NewCity Acquisition enhanced the clustering of the Company's radio stations by increasing the total number of markets in which Cox Radio owns and/or operates stations to 12 and by strengthening the Company's penetration in those markets. Cox Radio operates four or more stations in 9 of its 12 markets. In addition, the NewCity Acquisition created a platform for additional strategic acquisitions that further clustered radio stations in the Company's markets.

     As a result of the Company's management, programming and sales efforts, the Company's radio stations are characterized by strong ratings and above average power ratios (defined as revenue share divided by audience share). The Company's stations are diversified in terms of format, target audience, geographic location and stage of development. Cox Radio has a track record of acquiring, repositioning and improving the operating performance of previously underperforming stations. Management believes that a number of the Company's stations have significant growth opportunities or turnaround potential and can therefore be characterized as start-up or developing stations. Generally, the Company considers start-up or developing stations to include those which have been recently acquired by the Company and offer the greatest potential for growth. Currently, the Company considers 28 of its stations to be start-up or developing stations. Cox Radio believes these stations can achieve significant broadcast cash flow growth by employing the Company's operating strategy. Management believes that its mix of stations in different stages of development enables it to maximize the Company's growth potential.

     Cox Radio's senior operating management is comprised of six individuals with an average of over 24 years of experience in the radio broadcasting industry, including an average of over 15 years with Cox Radio. The Company believes that this experienced senior management team is well positioned to manage larger radio station clusters and take advantage of new opportunities arising in the U.S. radio broadcasting industry.

RECENT AND PENDING TRANSACTIONS

  Orlando Acquisition

     In March 1997, the Company exchanged WCKG-FM and WYSY-FM in Chicago for WHOO-AM, WHTQ-FM and WMMO-FM in Orlando (the "Orlando Acquisition"). The Orlando Acquisition resulted in a pre-tax gain of approximately $49 million. In addition to receiving the three Orlando stations, Cox Radio also received cash proceeds of approximately $20 million. Prior to the NewCity Acquisition, the Orlando stations were operated by NewCity since July 1996 under a local marketing agreement ("LMA").

  Tampa Acquisition

     In March 1997, the Company acquired WFNS-AM in Tampa for an aggregate consideration of $1.5 million (the "Tampa Acquisition"). The Company had been operating this station pursuant to an LMA or a joint sales agreement ("JSA") since June 1995.

  Los Angeles Acquisition

     In April 1997, Cox Radio completed its acquisition of the license and certain assets of KRTO-FM in Los Angeles for $19 million in cash (the "Los Angeles Acquisition").

  NewCity Acquisition

     In April 1997, the Company, through the merger of its wholly owned subsidiary New Cox Radio II, Inc. with and into NewCity, with NewCity surviving as a wholly owned subsidiary of Cox Radio, acquired all of the issued and outstanding capital stock of NewCity. Cox Radio purchased the stock of NewCity for an aggregate consideration of approximately $253 million, including approximately $87 million in assumption of NewCity indebtedness and approximately $3 million in working capital adjustments. To consummate the NewCity Acquisition, the Company utilized approximately $56 million of amounts due from CEI and borrowed approximately $110 million pursuant to the Company's $300 million, five-year, senior, unsecured revolving credit facility with certain banks (the "Credit Facility"), including Texas Commerce Bank National Association, as Administrative Agent. On April 2, 1997, NewCity was merged with and into the Company, with the Company as the surviving corporation. NewCity's subsidiaries were subsequently consolidated into Cox Radio. In October 1997, the Company disposed of the assets of American Comedy Network, a former subsidiary of NewCity, for aggregate proceeds of approximately $1.1 million including certain non-compete agreements.

  Birmingham Transactions

     In May 1997, the Company agreed to acquire WBHJ-FM and WBHK-FM in Birmingham, Alabama (the "Birmingham Acquisition I") for an aggregate consideration of $17 million, consisting of $5 million paid for an option to purchase and $12 million issued to the seller as a Station Investment Note Receivable. See further discussion at Note 14 to the Company's Consolidated Financial Statements included elsewhere herein. On August 1, 1997, the Company began operating WBHJ-FM and WBHK-FM under an LMA. The Company expects to consummate this acquisition during the second half of 1998.

     In May 1997, the Company agreed to acquire WENN-FM and WAGG-AM, also in Birmingham, Alabama, for consideration of $15 million (the "Birmingham Acquisition II"). In July 1997, the Company assigned its right to purchase WENN-FM for consideration of $14.5 million to a third party (the "Birmingham Disposition"). The Company consummated both the Birmingham Acquisition II and the Birmingham Disposition during November 1997.

     In September 1997, the Company announced that it had entered into an agreement in principle with a third party to construct, program and own WEDA-FM, a new Class A FM radio station in Homewood, Alabama to serve the Birmingham market (the "Birmingham Acquisition III"). Consummation of the transaction is contingent upon FCC approval of the application for the new construction permit and settlement of the comparative hearing between three applicants for the construction permit. As part of the agreement in principle, the third party would construct the station, the Company would enter into an LMA for the new station and the Company would acquire an option to purchase the station for an aggregate consideration of $5.5 million and the assumption of debt in an amount not to exceed $200,000.

  San Antonio Transactions

     In September 1997, the Company acquired KISS-FM, KSMG-FM and KLUP-AM in San Antonio, Texas for an aggregate consideration of $30.4 million plus certain non-compete agreements (the "San Antonio Acquisition I").

     In December 1997, the Company acquired an option to purchase KRIO-FM serving the San Antonio market. The Company entered into an agreement to assign this option in January 1998 for an aggregate consideration of $250,000 (the "San Antonio Disposition").

     In March 1998, the Company acquired KONO-FM and KONO-AM in San Antonio for $23 million (the "San Antonio Acquisition II").

  Dayton Acquisition

     In February 1998, the Company entered into an agreement to acquire WCLR-FM, WZLR-FM and WPTW-AM serving the Dayton, Ohio market for approximately $6 million (the "Dayton Acquisition"). The Company has been operating these stations pursuant to an LMA since December 1997. In addition, the Company has entered into a Station Investment Note Receivable with the seller for $6 million. See further discussion at Note 14 to the Company's Consolidated Financial Statements included elsewhere herein. Pending certain regulatory approvals, the Company anticipates closing the Dayton Acquisition in the second half of 1998.

  Orlando Exchange

     In February 1998, the Company entered into an agreement to acquire the assets of WTLN-FM serving the Orlando, Florida market for consideration of $14.5 million. In a related transaction, the Company entered into an agreement to dispose of the assets of WZKD-AM, also serving the Orlando, Florida market for $.5 million (the "Orlando Exchange"). Pending certain regulatory approvals, the Company expects to complete the Orlando Exchange in the second half of 1998.

     The Birmingham Acquisition III, the San Antonio Disposition, the Dayton Acquisition and the Orlando Exchange are collectively referred to herein as the "Pending Transactions".

     The following table summarizes certain information relating to radio stations owned or operated by the Company, assuming the consummation of the Pending Transactions:

                                                                        AUDIENCE                    DEMOGRAPHIC GROUP
                                                                        SHARE IN       RANK IN       (ADULTS 25-54)
                                                         TARGET          TARGET        TARGET       -----------------
  MARKET AND STATION                                  DEMOGRAPHIC      DEMOGRAPHIC   DEMOGRAPHIC    AUDIENCE
    CALL LETTERS(1)               FORMAT                 GROUP            GROUP         GROUP         SHARE      RANK
  ------------------              ------              -----------      -----------   -----------   -----------   -----
LOS ANGELES
  KFI-AM                 Talk                       Adults 35-54            4.5           5            3.5         7
  KOST-FM                Adult Contemporary         Women 25-44             5.0           3            4.0         5
  KACE-FM                R&B Oldies                 African American       11.4(2)        4(2)         1.6(2)     22(2)
                                                    Adults 35-54
  KRTO-FM                R&B Oldies                 African American         --          --             --        --
                                                    Adults 35-54
ATLANTA
  WSB-AM                 News/Talk                  Adults 35-64           11.4           1            8.0         2
  WSB-FM                 Adult Contemporary         Women 25-54             7.9           4            6.1         6
  WJZF-FM                Jazz                       Men 25-54               3.6          13            3.4        13
  WCNN-AM(3)             News/Talk                  Adults 35-64            1.2          18            1.0        19

                                                                        AUDIENCE                    DEMOGRAPHIC GROUP
                                                                        SHARE IN       RANK IN       (ADULTS 25-54)
                                                         TARGET          TARGET        TARGET       -----------------
  MARKET AND STATION                                  DEMOGRAPHIC      DEMOGRAPHIC   DEMOGRAPHIC    AUDIENCE
    CALL LETTERS(1)               FORMAT                 GROUP            GROUP         GROUP         SHARE      RANK
  ------------------              ------              -----------      -----------   -----------   -----------   -----
MIAMI
  WFLC-FM                Hot Adult Contemporary     Adults 25-54            4.5           6            4.5         6
  WHQT-FM                Urban Adult Contemporary   Adults 25-54            6.5           1            6.5         1
TAMPA
  WWRM-FM                Soft Adult Contemporary    Women 35-54            10.9           1            6.8         3
  WCOF-FM                70's Oldies                Adults 25-44            7.5(4)        5(4)         6.7(4)      4(4)
  WFNS-AM                70's Oldies                Adults 25-44             --          --             --        --
  WSUN-AM                News                       Adults 25-54             .4          27             .4        27
ORLANDO
  WDBO-AM                News/Talk                  Adults 35-64            6.3           5            4.1        13
  WWKA-FM                Country                    Adults 25-54            8.4           1            8.4         1
  WCFB-FM                Urban Adult Contemporary   Women 25-54             5.3(5)        7(5)         4.7(5)     10(5)
  WZKD-AM(6)             Urban Adult Contemporary   Women 25-54              --          --             --        --
  WHOO-AM                Standards                  Adults 55+             14.0           2             .8        21
  WHTQ-FM                Classic Rock               Men 25-54               8.0           2            5.3         8
  WMMO-FM                Rock Adult Contemporary    Adults 25-54            6.2           5            6.2         5
  WTLN-FM(7)             Religious                                          1.1          18            1.1        18
SAN ANTONIO
  KCYY-FM                Country                    Adults 25-54            6.2           6            6.2         6
  KKYX-AM                Classic Country            Adults 35-64            2.5          15            1.2        20
  KCJZ-FM                Smooth Jazz                Adults 25-54            3.6          11            3.6        11
  KISS-FM                Adult Oriented Rock        Adults 18-49            7.1           4            4.7         9
  KSMG-FM                Hot Adult Contemporary     Adults 25-54            7.2           3            7.2         3
  KLUP-AM                Adult Standards            Adults 35-64            2.2          16             .7        26
  KONO-FM(8)             Oldies                     Adults 25-54            6.9(9)        4(9)         6.9(9)      4(9)
  KONO-AM(8)             Oldies                     Adults 25-54             --          --             --        --
LOUISVILLE
  WRKA-FM                Oldies                     Adults 35-54            8.6           4            6.3         4
  WRVI-FM                Rock Adult Contemporary    Adults 25-49            1.9          15            1.7        16
  WLSY-FM                R&B Oldies                 Adults 35-54             .5          27             .5        26
BIRMINGHAM(10)
  WZZK-FM                Country                    Adults 25-54           11.6           1           11.6         1
  WEZN-AM(11)            Stardust                   Adults 50+              7.8           4            1.7        16
  WODL-FM                Oldies                     Adults 25-54            6.7           6            6.7         6
  WBHJ-FM(3)             Contemporary Hit Urban     Adults 18-34           13.6           1            4.5         8
  WBHK-FM(3)             Urban Adult Contemporary   Adults 25-54            8.1           3            8.1         3
  WAGG-AM                Gospel                     Adults 25-54            3.7          11            3.7        11
DAYTON
  WHIO-AM                News/Talk                  Adults 35-64            5.4           4            3.9         8
  WHKO-FM                Country                    Adults 25-54           14.2           1           14.2         1
  WCLR-FM(3)(12)         Oldies                     Adults 35-54            6.4(13)       4(13)        4.7(13)     7(13)
  WZLR-FM(3)(12)         Oldies                     Adults 35-54             --          --             --        --
  WPTW-AM(3)(12)         Local Programming          Adults 35+               .3          39             --        --
TULSA
  KRMG-AM                News/Talk                  Adults 25-54            7.2           4            7.2         4
  KWEN-FM                Country                    Adults 25-54           11.1           2           11.1         2
  KJSR-FM                70's Oldies                Adults 25-54            8.1           3            8.1         3
  KRAV-FM                Adult Contemporary         Adults 25-54            5.7           7            5.7         7
  KGTO-AM                Standards                  Adults 55+             10.2           3             .7        20
BRIDGEPORT
  WEZN-FM                Adult Contemporary         Adults 25-54           14.6(14)       1(14)       14.6(14)     1(14)
SYRACUSE
  WSYR-AM                News/Talk                  Adults 35-64            8.6           4            5.4         7
  WYYY-FM                Adult Contemporary         Adults 25-54            9.8           2            9.8         2
  WBBS-FM                Country                    Adults 25-54           12.1           1           12.1         1
  WHEN-AM                Sports/Talk                Men 25-54               3.6           9            2.1        14
  WWHT-FM                Adult Hit Radio            Women 18-34            10.1           4            2.7        11

Source: Arbitron 1997 Market Reports four-book average

---------------

 (1) Metropolitan market served; city of license may differ.
 (2) Audience share and audience rank information for KACE-FM and KRTO-FM are combined because the stations are simulcast.
 (3) Station operated by Cox Radio pursuant to an LMA.
 (4) Audience share and audience rank information for WCOF-FM and WFNS-AM are combined because the stations are simulcast.
 (5) Audience share and audience rank information for WCFB-FM and WZKD-AM are combined because the stations are simulcast.
 (6) Station to be sold by Cox Radio pursuant to the Orlando Exchange.
 (7) Station to be acquired by Cox Radio pursuant to the Orlando Exchange.
 (8) Station acquired by Cox Radio pursuant to the San Antonio Acquisition II.
 (9) Audience share and audience rank information for KONO-FM and KONO-AM are combined because the stations are simulcast.
(10) WEDA-FM is excluded from this listing because the FCC has not yet granted the application for the new construction permit.
(11) Audience share and rank data is based only on Arbitron Market Report for Fall 1997 because format was only applicable for that period.
(12) Station to be acquired by Cox Radio pursuant to the Dayton Acquisition.
(13) Audience share and audience rank information for WCLR-FM and WZLR-FM are combined because the stations are simulcast.
(14) Audience share and rank data is based only on Arbitron Market Reports for Fall 1997 and Spring 1997 because Arbitron does not produce Summer and Winter Arbitron Market Reports for the Bridgeport/Fairfield County market.

OPERATING STRATEGY

     The following is a description of the key elements of the Company's operating strategy:

  Clustering of Stations

     Cox Radio operates its stations in clusters to (i) enhance net revenue growth by increasing the appeal of the Company's stations to advertisers and enabling such stations to compete more effectively with other forms of advertising and (ii) achieve operating efficiencies by consolidating broadcast facilities, eliminating duplicative positions in management and production and reducing overhead expenses. Management believes that operating several radio stations in each of its markets will enable its sales teams to offer advertisers more attractive advertising packages. Furthermore, as radio groups achieve significant audience share, they can deliver to advertisers the audience reach that historically only television and newspapers could offer, with the added benefit of frequent exposure to advertisers' target customers. Management believes that the Company's clusters of stations, and their corresponding audience share, provide opportunities to capture an increased share of total advertising revenue in each of the Company's markets.

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

     Through its research, programming and marketing, Cox Radio also seeks to create a distinct and marketable local identity for each of its stations in order to enhance audience share and listener loyalty and to protect against direct format competition. To achieve this objective, the Company employs and promotes distinct high-profile on-air personalities and local sports programming at many of its stations. For example, the Company broadcasts (i) "Dr. Laura" in Los Angeles, Atlanta, Dayton, Syracuse, Tulsa and Orlando; (ii) "Rush Limbaugh" in Los Angeles, Orlando, Syracuse and Tulsa; (iii) the Atlanta Braves in Atlanta and Tampa; and (iv) the Orlando Magic in Orlando.

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

  Strong Management Teams

     In addition to relying upon its experienced senior operating management, the Company places great importance on the hiring and development of strong local management teams and has been successful in retaining experienced management teams that have strong ties to their communities and customers.

     The Company invests significant resources in identifying and training employees to create a talented team of managers at all levels of station operations. These resources include: (i) Gallup/SRI, which helps the Company identify and select talented individuals for management and sales positions;
(ii) Center for Sales Strategy ("CSS"), an independent sales and management training company which trains and develops managers and sales executives; and
(iii) a program of leadership development conducted by the Company's senior operating management and outside consultants.

     Local managers are empowered to run the day-to-day operations of their stations and to develop and implement policies that will improve station performance and establish long-term relationships with listeners and advertisers. The compensation of the senior operating management team and local station managers is dependent upon financial performance and linked to participation in the Company's Long-Term Incentive Plan. See Note 10 to the Company's Consolidated Financial Statements included elsewhere herein.

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

  Market Selection Considerations

     Cox Radio's acquisition strategy has been focused on clustering stations in its existing markets. In the future, Cox Radio will seek to make opportunistic acquisitions in additional markets in which the Company believes that it can cost-effectively achieve a leading position in terms of audience and revenue share. Management also believes that Cox Radio will have the financial resources and management expertise to continue to pursue its acquisition strategy. Certain future acquisitions may be limited by the multiple and cross-ownership rules of the Federal Communications Commission ("FCC"). See "-- Federal Regulation of Broadcasting -- General Ownership Matters" and "-- Proposed Changes."

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

INDUSTRY OVERVIEW

     The primary source of revenues for radio stations is generated from the sale of advertising time to local and national spot advertisers and national network advertisers. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 75% to 80%. The growth in total radio advertising revenue tends to be fairly stable and has generally grown at a rate faster than the Gross National Product ("GNP"). With the exception of 1991, when total radio advertising revenue fell by approximately 2.8% compared to the prior year, advertising revenue has risen in each of the 15 years through 1995 (the most recent year for which this information is available) more rapidly than both inflation and the GNP. Total domestic radio advertising revenue in 1995 of $11.5 billion, as reported by the RAB, was at its highest level in the industry's history.

     According to the RAB's Radio Marketing Guide and Fact Book for Advertisers, 1997, radio reaches approximately 95% of all Americans over the age of 12 every week. More than one-half of all radio listening is done outside the home, in contrast to other advertising media, and three out of four adults are reached by car radio each week. The average listener spends approximately three hours and 20 minutes per day listening to radio. Most radio listening occurs during the morning, particularly between the time a listener wakes up and the time the listener reaches work. Radio programming during this "morning drive time" period reaches more than 83% of people over the age of 12 on a weekly basis, and, as a result, radio advertising sold during this period achieves premium advertising rates. Radio listeners have gradually shifted over the years from AM to FM stations. FM reception, as compared to AM, is generally clearer and provides greater tonal range and higher fidelity. In comparison to AM, FM's listener share is now in excess of 75%, despite the fact that the number of AM and FM commercial stations in the United States is approximately equal.

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

     Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC and the number of radio stations that a single entity may own and operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC's multiple ownership rules, which regulate the number of stations that may be owned and controlled by a single entity. The FCC also recently initiated a rulemaking proceeding to consider the use of competitive bidding procedures (auctions) to award licenses or construction permits for new broadcast stations to the highest bidder, and may also subject to auction all pending and future applications by licensees to improve or otherwise modify their existing facilities, where such applications would be mutually exclusive with other licensees' applications.

     The Company's stations compete for advertising revenue with other radio stations and with other electronic and print media. Potential advertisers can substitute advertising through broadcast television, cable television systems (which can offer concurrent exposure on a number of cable networks to enlarge the potential audience), daily, weekly, and free-distribution newspapers, other print media, direct mail, and on-line computer services for radio advertising. Competing media commonly target the customers of their competitors, and advertisers regularly shift dollars from radio to these competing media and vice versa. Accordingly, there can be no assurance that any of the Company's stations will be able to maintain or increase its current audience ratings and advertising revenue share. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite digital audio radio service ("satellite DARS" or "SDARS"), and by digital audio broadcasting ("DAB"). DAB and SDARS provide for the delivery by terrestrial or satellite means of multiple new audio programming formats with compact disc quality sound to local and national audiences. The delivery of information through the Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as broadcast television, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

     Cox Radio cannot predict what other matters might be considered in the future by the FCC, nor can it assess in advance what impact, if any, the implementation of any FCC proposals or changes might have on its business.

FEDERAL REGULATION OF RADIO BROADCASTING

     The ownership, operation and sale of radio stations, including those licensed to Cox Radio, are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended ("the Communications Act"). Among other things, the FCC assigns frequency bands for broadcasting, determines the particular frequencies, locations and operating power of stations, issues, renews and modifies station licenses, determines whether to approve changes in ownership or control of station licenses, regulates equipment used by stations, adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content, employment practices, and business of stations, and has the power to impose penalties, including license revocations, for violations of its rules or the Communications Act.

     The 1996 Act, which significantly amended the Communications Act in numerous respects, dramatically changed the ground rules for competition and regulation in virtually all sectors of the telecommunications industry, including broadcasting, local and long-distance telephone services, cable television services and telecommunications equipment manufacturing. In addition, the 1996 Act imposed numerous requirements on the FCC to launch new inquiries and rulemaking proceedings, perhaps 80 in all, involving a multitude of telecommunications issues, including those described herein that will directly affect the broadcast industry. The 1996 Act mandated that such rulemaking proceedings be completed within certain time frames, in some cases as short as six months. Some of these proceedings have been completed while others remain pending.

     The following is a brief summary of certain provisions of the Communications Act, as amended by the 1996 Act, and of specific FCC rules and policies. Reference should be made to the Communications Act, FCC rules and public notices and rulings of the FCC for further information concerning the nature and extent of FCC regulation of broadcast stations.

  License Renewal

     Broadcast station licenses are subject to renewal upon application to the FCC. Pursuant to Congress' mandate in the 1996 Act, the FCC has adopted a rule extending radio station license terms from seven to eight years. All licenses renewed as part of the current renewal cycle will have a term of eight years. The FCC will renew a broadcast license if it determines that the "public convenience, interest or necessity" will be served thereby. During a specified period after an application for renewal of a broadcast station license has been filed, persons objecting to the renewal may file petitions to deny the application. Competing applications for the license, however, will not be accepted unless the current licensee's renewal application is denied. Also, during the period when a renewal application is pending (generally four months prior to expiration of the license), the transferability of the applicant's license may be restricted.

     Historically, Cox Radio's management has not experienced any material difficulty in obtaining renewal from the FCC of any of the broadcast licenses for stations under its control.

     The following table sets forth selected information concerning each of the stations owned, or operated pursuant to a LMA by Cox Radio, including the date on which each such station's FCC license expires (a station may continue to operate beyond the expiration date if a timely-filed license renewal application is pending):

                                 EXPIRATION
MARKET AND STATION                 DATE OF              HEIGHT ABOVE
 CALL LETTERS(1)     FREQUENCY     LICENSE      CLASS  AVERAGE TERRAIN      POWER
------------------   ---------   ----------     -----  ---------------      -----
LOS ANGELES
  KFI-AM             640 KHz       12/1/05        A    N.A.             50 kw
  KOST-FM            103.5 MHz     12/1/05        B    949 m            12.5 kw
  KACE-FM            103.9 MHz     12/1/05        A    119 m            1.65 kw
  KRTO-FM            98.3 MHz      12/1/05        A    296 m            .65 kw
ATLANTA
  WSB-AM             750 KHz        4/1/04        A    N.A.             50 kw
  WSB-FM             98.5 MHz       4/1/04        C    311 m            100 kw
  WJZF-FM            104.1 MHz      4/1/04       C1    371 m            60 kw
  WCNN-AM(2)         680 KHz        4/1/04        B    N.A.             50 kw day
                                                                        10 kw night
MIAMI
  WFLC-FM            97.3 MHz       2/1/04        C    307              100 kw
  WHQT-FM            105.1 MHz      2/1/04        C    307              100 kw
TAMPA
  WWRM-FM            94.9 MHz       2/1/04        C    393 m            95 kw
  WCOF-FM            107.3 MHz      2/1/04       C1    182 m            100 kw
  WSUN-AM            620 KHz        2/1/04        B    N.A.             5 kw
  WFNS-AM            910 KHz        2/1/04        B    N.A.             5 kw
ORLANDO
  WDBO-AM            580 KHz        2/1/04        B    N.A              5 kw
  WWKA-FM            92.3 MHz       2/1/04        C    408 m            98 kw
  WCFB-FM            94.5 MHz       2/1/04        C    448 m            96 kw
  WZKD-AM(3)         950 KHz        2/1/04        B    N.A.             5 kw
  WHTQ-FM            96.5 MHz       2/1/04        C    487 m            100 kw
  WMMO-FM            98.9 MHz       2/1/04       C2    134 m            38 kw
  WHOO-AM            990 KHz        2/1/04        B    N.A.             50 kw day
                                                                        5 kw night
  WTLN-FM(4)         95.3 MHz       2/1/04        A    96 m             6 kw
SAN ANTONIO
  KCYY-FM            100.3 MHz      8/1/05        C    300 m            98 kw
  KCJZ-FM            106.7 MHz      8/1/05        C    310 m            100 kw
  KKYX-AM            680 KHz        8/1/05        B    N.A.             50 kw day
                                                                        10 kw night
  KISS-FM            99.5 MHz       8/1/05        C    339 m            100 kw
  KSMG-FM            105.3 MHz      8/1/05        C    381 m            95 kw
  KLUP-AM            930 KHz        8/1/05        B    N.A.             5 kw
  KONO-AM(5)         860 KHz        8/1/05        B    N.A.             5 kw day
                                                                        0.9 kw night
  KONO-FM(5)         101.1 MHz      8/1/05       C1    302 m            97 kw
LOUISVILLE
  WRKA-FM            103.1 MHz      8/1/04        A    95 m             6 kw
  WLSY-FM(6)         94.7 MHz       8/1/04        A    118 m            2.15 kw
  WRVI-FM(7)         105.9 MHz      8/1/04        A    100 m            3 kw
BIRMINGHAM
  WZZK-FM            104.7 MHz      4/1/04        C    396 m            99 kw
  WODL-FM            106.9 MHz      4/1/04        C    351 m            99 kw
  WEZN-AM(8)         610 KHz        4/1/04        B    N.A.             5 kw day
                                                                        1 kw night
  WAGG-AM            1320 KHz       4/1/04        D    N.A.             5 kw day
                                                                        0.111 kw night
  WBHK-FM(2,9)       98.7 MHz       4/1/04       C3    200 m            6.2 kw
  WBHJ-FM(2,9)       95.7 MHz       4/1/04       C1    299 m            100 kw

                                 EXPIRATION
MARKET AND STATION                 DATE OF              HEIGHT ABOVE
 CALL LETTERS(1)     FREQUENCY     LICENSE      CLASS  AVERAGE TERRAIN      POWER
------------------   ---------   ----------     -----  ---------------      -----
DAYTON
  WHIO-AM            1290 KHz      10/1/04        B    N.A.             5 kw
  WHKO-FM            99.1 MHz      10/1/04        B    325 m            50 kw
  WCLR-FM(2)(10)     95.7 MHz      10/1/04        B    145 m            50 kw
  WPTW-AM(2)(10)     1570 KHz      10/1/04        B    N.A.             0.25 kw
  WZLR-FM(2)(10)     95.3 MHz      10/1/04        A    98 m             6 kw
TULSA
  KWEN-FM            95.5 MHz       6/1/05        C    405 m            96 kw
  KJSR-FM            103.3 MHz      6/1/05        C    390 m            100 kw
  KRAV-FM            96.5 MHz       6/1/05        C    405 m            96 kw
  KGTO-AM            1050 KHz       6/1/05        D    N.A.             1 kw day
                                                                        0.022 kw night
  KRMG-AM            740 KHz        6/1/05        B    N.A.             50 kw day
                                                                        25 kw night
BRIDGEPORT
  WEZN-FM(11)        99.9 MHz       4/1/98        B    204 m            27.5 kw
SYRACUSE
  WSYR-AM(11)        570 KHz        6/1/98        B    N.A.             5 kw
  WHEN-AM(11)        620 KHz        6/1/98        B    N.A.             5 kw day
                                                                        1 kw night
  WYYY-FM(11)        94.5 MHz       6/1/98        B    198 m            100 kw
  WBBS-FM(11)        104.7 MHz      6/1/98        B    150 m            50 kw
  WWHT-FM(11)        107.9 MHz      6/1/98        B    152 m            50 kw

---------------

 (1) Metropolitan market served; city of license may differ.
 (2) Cox Radio provides programming to this station pursuant to an LMA.
 (3) Station to be sold by Cox Radio pursuant to the Orlando Exchange.
 (4) Station to be acquired by Cox Radio pursuant to the Orlando Exchange.
 (5) Station acquired by Cox Radio pursuant to the San Antonio Acquisition II.
 (6) The prior call sign of this station was WRVI-FM.
 (7) The prior call sign of this station was WHTE-FM.
 (8) The prior call sign of this station was WZZK-AM.
 (9) Cox Radio has an option to acquire this station.
(10) Station to be acquired by Cox Radio pursuant to the Dayton Acquisition.
(11) Cox Radio has filed an application with the FCC to renew this license. The renewal application is pending FCC approval as of March 19, 1998.

  General Ownership Matters

     In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with the Communications Act's limitations on alien (foreign) ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of the licensee and those persons holding "attributable" interests in the licensee. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock are generally deemed to be attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that are "insulated" by the terms of the limited partnership agreement from "material involvement" in the media related activities of the partnership under FCC policies. Stock interests held by certain "passive institutional investors" only become attributable with the ownership of 10% or more of the stock of a corporation holding a broadcast license.

     Cox Radio's indirect parent, CEI, has attributable ownership interests in television stations located in Orlando, Florida; Charlotte, North Carolina; Pittsburgh, Pennsylvania; Dayton, Ohio; Atlanta, Georgia; Oakland, California; El Paso, Texas; Seattle, Washington; and Reno, Nevada. CEI also has attributable ownership interests in daily newspapers located in Grand Junction, Colorado; Palm Beach, Florida; Atlanta, Georgia; Greenville, Rocky Mount and Elizabeth City, North Carolina; Dayton and Springfield, Ohio; and Austin, Longview, Lufkin, Waco, Nacogdoches, Marshall and Jefferson, Texas. CEI has a non-attributable ownership interest in a daily newspaper located in Daytona Beach, Florida. Paul J. Rizzo, a director of CEI, is a director of The McGraw-Hill Companies, Inc. which, through a wholly-owned subsidiary, owns and operates television stations KMGH-TV, Denver, Colorado; WRTV, Indianapolis, Indiana; KERO-TV, Bakersfield, California; and KGTV, San Diego, California. Mr. Rizzo has no involvement in the day-to-day operations and management of any of the McGraw-Hill television stations, only one of which, KERO-TV, is located in a market (Los Angeles, CA) in which Cox Radio owns radio stations. None of the other officers, directors or, to Cox Radio's knowledge, 5% or greater shareholders of the voting stock of Cox Radio or of its subsidiaries has any attributable interest in any broadcast stations other than through Cox Radio and its subsidiaries.

     The Communications Act prohibits the assignment of a license or the transfer of control of a broadcast licensee without the prior approval of the FCC. To obtain the FCC's prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. Depending on whether the application involves the assignment of the license or a "substantial change" in ownership or control (e.g., the transfer of more than 50% of the voting stock), the application may be required to go on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

     The FCC has a "cross-interest" policy that under certain circumstances could prohibit a person or entity with an attributable interest in a broadcast station or daily newspaper from having a "meaningful" non-attributable interest in another broadcast station or daily newspaper in the same local market. Among other things, "meaningful" interests could include significant equity interests (including non-voting stock, voting stock, and limited partnership interests) and significant employment positions. This policy may limit the permissible acquisitions and investments Cox Radio may make and the permissible investments a purchaser of Cox Radio's Common Stock may make or hold. If the FCC determines that a stockholder of Cox Radio has violated this cross-interest policy, Cox Radio may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consents for certain future acquisitions. As part of its rulemaking proceedings soliciting public comment on various proposals to modify its broadcast attribution policies, the FCC also has requested public comment on whether to eliminate or codify the remaining aspects of the cross-interest policy with respect to significant employment positions, non-attributable equity interests and joint venture arrangements.

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

  LMAs and JSAs

     Over the past several years, a significant number of radio broadcast licensees, including Cox Radio, have entered into LMAs and JSAs. Under a typical LMA, separately-owned and licensed radio stations serving a common geographic area agree to function cooperatively in terms of programming, advertising sales, etc., subject to the licensee of each station maintaining independent control over the programming and station operations of its own station and subject to compliance with other requirements of the FCC's rules and policies as well as the antitrust laws. The LMA concept is referred to in the FCC rules as "time brokerage" under which a licensee of a station is permitted to sell the right to broadcast blocks of time on its station to an entity or entities which program the blocks of time and sell their own commercial advertising announcements for their own account during the time periods in question. Under a typical JSA, two separately-owned radio stations serving a common service area agree to function cooperatively in terms of advertising sales only. Under such an arrangement, the licensee of one station sells the advertising time on the other licensee's station for its own account but does not provide any programming to the other licensee's station. This arrangement is also subject to ultimate control by the latter licensee.

     LMAs between two radio stations in the same market that involve more than 15% of the brokered station's broadcast hours per week are treated as if the brokered station were owned by the brokering station for purposes of the Radio Contour Overlap Rule. A broadcast station, therefore, is not permitted to enter into an LMA giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local station which it would not be permitted to own under the FCC's Radio Contour Overlap Rule. A JSA where no programming is provided is not considered an attributable ownership interest under current FCC rules. However, in connection with its broadcast attribution rulemaking proceeding, the FCC is considering revising its attribution rules to deem attributable, for purposes of applying the ownership rules, interests in JSAs where the brokered and brokering stations serve substantially the same market.

  Cross-Ownership Rules

     The FCC's radio/television cross ownership rule (the "one to a market" rule) generally prohibits a single individual or entity from having an attributable interest in a television station and a radio station serving the same market, although the FCC will waive this rule under certain circumstances and is considering elimination of the rule or relaxing its policy for granting waivers. The FCC's rules also prohibit the common ownership of a radio station and a daily newspaper in the same market, and the FCC is considering changes to what is currently a very limited waiver policy. Pursuant to these and certain FCC multiple ownership rules discussed above, a purchaser of Cox Radio's Common Stock who acquires an attributable interest in Cox Radio may violate and may cause Cox Radio to violate the FCC's ownership rules if such purchaser also has an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest, to the extent that those investments give rise to an attributable interest. If a stockholder of Cox Radio who holds an attributable interest in Cox Radio violates any of these ownership rules, Cox Radio may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consent for certain future acquisitions.

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

  Proposed Changes

     Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly: (i) affect the operation, ownership and profitability of Cox Radio and its radio broadcast stations; (ii) result in the loss of audience share and advertising revenue of the Company's radio broadcast stations; and (iii) affect the ability of Cox Radio to acquire additional radio broadcast stations or to finance such acquisitions. Such matters include, for example: changes to the license renewal process; proposals to impose spectrum use fees or other governmentally-imposed fees upon licensees; proposals to expand the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; proposals to repeal or modify some or all of the FCC's multiple ownership rules and/or policies; proposals to modify the attribution rules, such as increasing the benchmarks or thresholds for attributing ownership interests in broadcast media; proposals to change rules or policies relating to political broadcasting; technical and frequency allocation matters, including those relative to the implementation of DAB, SDARS, and AM stereo broadcasting; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's "cross-interest" and alien ownership rules and policies; changes in the FCC's cross-ownership rules; changes to technical requirements for broadcast services; proposals to allow telephone companies to deliver audio and video programming to homes through existing phone lines; and proposals to limit the tax deductibility of advertising expenses by advertisers. In addition, the FCC is proposing to auction to the highest bidder the right to use the radio broadcast spectrum, instead of granting broadcast licenses and subsequent license renewals free of charge. The FCC rulemaking proceeding initiated in November 1997 solicits public comment on proposed broadcast auction rules to cover not only competing applications for initial licenses and construction permits, but also competing applications for major and possibly minor modifications to existing broadcast facilities. Consequently, pending applications for major modifications are presently "frozen" and will not be acted upon by the FCC pending the outcome of the rulemaking proceeding. The Company's pending and future applications for both major and minor modifications may become subject to auction proceedings if they are found to be mutually exclusive with modification applications filed by other radio licensees, depending on any final rules adopted by the FCC in its rulemaking proceeding.

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

EMPLOYEES

     As of December 31, 1997, Cox Radio employed 904 full-time and 443 part-time employees. Of these employees, 50 were represented by American Federation of Television and Radio Announcers ("AFTRA") and two were represented by National Association of Broadcasting Employees and Technicians, AFL-CIO ("NABET"). Cox Radio considers its employee relations to be satisfactory.

     Cox Radio employs several on-air personalities with large audiences in their respective markets. Cox Radio enters into employment agreements with certain on-air personalities in order to protect its interests in these employee relationships. Cox Radio does not believe that the loss of any one of these on-air personalities would have a material adverse effect on Cox Radio's financial condition or results of operations.

PATENTS AND TRADEMARKS

     Cox Radio owns numerous domestic trademark registrations related to the business of the Company's stations. Cox Radio owns no patents or patent applications. Cox Radio does not believe that any of its trademarks are material to its business or operations.

FORWARD-LOOKING STATEMENTS

     The matters discussed or incorporated by reference in this Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and events may differ significantly from those discussed in such forward-looking statements. In addition to other information discussed herein, factors that might cause or contribute to such differences include the risks and uncertainties set forth under the caption "Risk Factors" in the Prospectus, dated as of September 27, 1996, included in the Company's Registration Statement on Form S-1 (File No. 333-08737).

ITEM 2.  PROPERTIES

     Cox Radio's corporate offices are located in Atlanta, Georgia. The types of properties required to support each of the Company's radio stations include offices, studios, transmitter sites and antenna sites. The transmitter sites and antenna sites generally are located so as to provide maximum market coverage.

     Cox Radio owns transmitter and antenna sites in the Atlanta, Los Angeles, Louisville, Miami, Orlando, San Antonio, Syracuse, Tampa and Tulsa markets and leases transmitter and antenna sites in the Atlanta, Birmingham, Bridgeport, Dayton, Los Angeles, Louisville, Miami, Orlando, San Antonio, Syracuse, Tampa and Tulsa markets. Cox Radio owns studio and office facilities in Birmingham, Los Angeles, Miami and Orlando and leases facilities in Atlanta, Bridgeport, Dayton, Louisville, Orlando, San Antonio, Syracuse, Tampa and Tulsa. Cox Radio generally considers its facilities to be suitable and of adequate size for their current and intended purposes. Cox Radio does not anticipate any difficulties in renewing any facility leases or in leasing additional space, if required.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to Cox Radio's 1997 Annual Report to Stockholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data have been derived from the Consolidated Financial Statements of Cox Radio. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Cox Radio and notes thereto included elsewhere herein. The statements of operations data and other operating data for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 and the balance sheet data as of December 31, 1994, 1995, 1996 and 1997 have been derived from audited Consolidated Financial Statements of Cox Radio. The balance sheet data as of December 31, 1993 have been derived from unaudited Consolidated Financial Statements of Cox Radio, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position at such date. The pro forma financial data for 1997 assumes all consummated transactions, the Pending Transactions and the Company's initial public offering occurred at the beginning of the year.

                                               YEAR ENDED DECEMBER 31,                 PRO FORMA
                                    ----------------------------------------------     ---------
                                     1993       1994     1995       1996     1997        1997
                                    ------     ------   ------     ------   ------     ---------
                                                       (DOLLARS IN MILLIONS)
STATEMENTS OF OPERATIONS DATA:
Net revenues(1)...................  $ 95.0     $111.5   $123.6     $132.9   $199.6      $225.2
Station operating expenses........    67.9       76.3     90.0       91.9    129.8       149.0
Corporate general and
  administrative expenses(2)......     2.5        2.7      5.9        5.3      6.9         7.4
Depreciation and amortization.....     7.3        6.9      7.2        8.1     17.5        21.5
                                    ------     ------   ------     ------   ------      ------
Operating income..................    17.3       25.6     20.5       27.6     45.4        47.3
Interest expense..................     5.6        5.2      6.0        4.6      9.4        16.2
Net income (loss)(3)..............    (1.1)(4)   11.2      8.2       14.9     49.7(5)     18.0
OTHER OPERATING DATA:
Broadcast cash flow(6)............  $ 27.1     $ 35.2   $ 33.6(7)  $ 41.0   $ 69.8      $ 76.2
Broadcast cash flow margin(6).....    28.5%      31.6%    27.2%      30.9%    35.0%       33.8%
EBITDA(6).........................  $ 24.6     $ 32.5   $ 27.7(7)  $ 35.7   $ 62.9      $ 68.8
After-tax cash flow(6)............    13.7       18.2     15.0       24.0     92.4        45.3
Net cash provided by (used in)
  operating activities............    11.4       14.1     14.0       26.9     42.2        49.1
Net cash used in investing
  activities......................     6.1       12.3     17.3       62.6    285.1       322.1
Net cash provided by (used in)
  financing activities............    (4.8)      (1.6)     3.1       44.6    238.5       275.5
BALANCE SHEET DATA (END OF
  PERIOD):
Cash and cash equivalents(8)......  $  1.7     $  1.9   $  1.7     $ 10.6   $  6.2      $  6.2
Intangible assets, net............   114.2      120.1    126.8      138.1    518.9       577.4
Total assets......................   168.3      180.0    191.8      261.7    654.6       691.6
Total debt (including amounts due
  to CEI).........................    89.7      120.3    125.1         --    232.6       269.6

---------------

(1) Total revenues less advertising agency commissions.
(2) As described in Note 9 to the Consolidated Financial Statements, certain executives participated in CEI's Unit Appreciation Plan ("UAP"). Because CEI is, and Cox Radio was, a private company, the benefits under the UAP are generally payable in cash. This cash payment option has resulted in charges to compensation expense of $0.9 million, $0.8 million, $1.6 million, and $2.5 million for the years ended December 31, 1993, 1994, 1995 and 1996, respectively. This compensation expense is included in historical corporate general and administrative expenses. Public companies traditionally implement stock award plans that provide for the issuance of stock to participants and do not result in compensation expense under applicable accounting standards. The Company implemented the Cox Radio, Inc. Long-Term Incentive Plan in 1996 and, therefore, has not incurred this expense since 1996. In addition, for the year ended December 31, 1995, corporate general and administrative expenses include a nonrecurring corporate charge.
(3) Cox Radio became publicly traded on the New York Stock Exchange effective September 27, 1996. Historical earnings per share information has not been presented because the dissimilarity of the previous capital structure of Cox Radio precludes a meaningful comparison. Pro forma earnings per pro forma common share is presented for comparative purposes at Note 4 to the Company's Consolidated Financial Statements included elsewhere herein.
(4) Includes a $7.6 million noncash charge for the cumulative effect of accounting changes.
(5) Includes an after-tax gain on the sale of WCKG-FM/WYSY-FM (Chicago) of approximately $29.3 million.
(6) "Broadcast cash flow" consists of operating income plus depreciation and amortization and corporate general and administrative expenses. "Broadcast cash flow margin" is broadcast cash flow as a percentage of net revenues. "EBITDA" is operating income plus depreciation and amortization. "After-tax cash flow" is income (loss) before extraordinary items plus depreciation, amortization and deferred tax expense. Although broadcast cash flow, broadcast cash flow margin, EBITDA and after-tax cash flow are not recognized under GAAP, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcast companies. For the foregoing reasons, the Company believes that these measures are useful to investors. However, investors should not consider these measures to be an alternative to operating income as determined in accordance with GAAP, an alternative to cash flows from operating activities (as a measure of liquidity) or an indicator of the Company's performance under GAAP.
(7) Declines in broadcast cash flow and EBITDA from the prior year are due mainly to the impact of the baseball strike on advertiser spending, the cost of sports programming rights in Atlanta, start-up costs related to acquisitions or LMA's consummated in late 1994 and early 1995 and a nonrecurring corporate charge in 1995.
(8) 1996 amount includes $9.1 million in restricted cash, representing the net proceeds from the Miami Disposition, net of the cash used for the Tulsa Acquisition.

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

                                                           1ST         2ND       3RD       4TH
                                                         QUARTER     QUARTER   QUARTER   QUARTER
                                                         -------     -------   -------   -------
                                                                 (THOUSANDS OF DOLLARS)
1996
Net revenues...........................................  $29,568     $36,740   $33,017   $33,579
Corporate general and administrative expenses..........    1,103       1,238     1,986     1,005
Depreciation and amortization..........................    1,982       1,997     2,027     2,063
Operating income.......................................    4,700       7,991     6,578     8,369
Net income.............................................    1,812       3,401     2,370     7,362
1997
Net revenues...........................................  $29,155     $54,349   $55,188   $60,880
Corporate general and administrative expenses..........    1,422       2,028     1,709     1,726
Depreciation and amortization..........................    2,052       5,133     4,834     5,437
Operating income.......................................    6,082      11,144    14,070    14,171
Net income.............................................   34,203(1)    3,937     5,995     5,589

---------------

(1) Includes an after-tax gain on the sale of WCKG-FM/WYSY-FM (Chicago) of approximately $29.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cox Radio is a leading national radio broadcast company whose business is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. ("CEI") indirectly owns approximately 69% of the Common Stock of Cox Radio.

     The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow and EBITDA. Broadcast Cash Flow is defined as operating income plus depreciation and amortization and corporate general and administrative expenses. EBITDA is defined as operating income plus depreciation and amortization. "After-tax" cash flow is defined as income (loss) before extraordinary items plus depreciation, amortization and deferred tax expense. Although Broadcast Cash Flow, EBITDA and after-tax cash flow are not recognized under generally accepted accounting principles ("GAAP"), they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, the Company believes that these measures will be useful to investors. However, Broadcast Cash Flow, EBITDA or after-tax cash flow should not be considered to be an alternative to operating income as determined in accordance with GAAP, an alternative to cash flows from operating activities (as a measure of liquidity) or an indicator of the Company's performance under GAAP.

     The primary source of the Company's revenues is the sale of local and national advertising. Historically, approximately 73% and 25% of the Company's gross revenues have been generated from local and national advertising, respectively. The Company's most significant station operating expenses are employees' salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

     The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's revenues and broadcast cash flows are typically lowest in the first quarter and higher in the second and fourth quarters. The Company's operating results in any period may be affected by the incurrence of advertising and promotional expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

ACQUISITIONS AND DISPOSITIONS

     During the past several years, the Company has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements ("LMAs") and joint sales agreements ("JSAs"). Specific transactions entered into by the Company during the past three years are discussed below.

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

     In January 1996, Cox Radio completed the acquisition of Louisville stations WRKA-FM and WRVI-FM, later renamed WLSY-FM for $8.7 million. The Company also acquired Louisville station WXNU-FM, later renamed WRVI-FM, for $2.6 million in August 1996.

     In June 1996, the Company acquired WHEN-AM and WWHT-FM in Syracuse for $4.5 million. These stations were operated by NewCity (as defined below) under an LMA until the consummation of the NewCity Acquisition (as defined below).

     In October 1996, the Company completed the sale of WIOD-AM in Miami for $13.0 million plus a working capital adjustment of $1.2 million (the "Miami Disposition"). This transaction resulted in a pre-tax gain of approximately $2.0 million which was recognized in the fourth quarter of 1996.

     In December 1996, the Company acquired KRAV-FM and KGTO-AM (Tulsa) for $5.5 million. These stations were operated by NewCity under an LMA until the consummation of the NewCity Acquisition.

     In March 1997, the Company exchanged WCKG-FM and WYSY-FM in Chicago for WHOO-AM, WHTQ-FM and WMMO-FM in Orlando (the "Orlando Acquisition"). The Orlando Acquisition resulted in a pre-tax gain of approximately $49 million. In addition to receiving the three Orlando stations, Cox Radio also received cash proceeds of approximately $20 million. Prior to the NewCity Acquisition (as defined below), the Orlando stations were operated by NewCity (as defined below) since July 1996 under an LMA.

     In March 1997, the Company acquired WFNS-AM in Tampa for an aggregate consideration of $1.5 million (the "Tampa Acquisition"). The Company had been operating this station pursuant to an LMA or a JSA since June 1995.

     In April 1997, Cox Radio completed its acquisition of the license and certain assets of KRTO-FM in Los Angeles for $19 million in cash (the "Los Angeles Acquisition").

     In April 1997, the Company, through the merger of its wholly owned subsidiary New Cox Radio II, Inc. with and into NewCity Communications, Inc. ("NewCity"), with NewCity surviving as a wholly owned subsidiary of Cox Radio, acquired all of the issued and outstanding capital stock of NewCity (the "NewCity Acquisition"). Cox Radio purchased the stock of NewCity for an aggregate consideration of approximately $253 million, including approximately $87 million in assumption of NewCity indebtedness and approximately $3 million in working capital adjustments. To consummate the NewCity Acquisition, the Company utilized approximately $56 million of amounts due from CEI and borrowed approximately $110 million pursuant to the Company's $300 million, five-year, senior, unsecured revolving credit facility with certain banks (the "Credit Facility"), including Texas Commerce Bank National Association, as Administrative Agent. On April 2, 1997, NewCity was merged with and into the Company, with the Company as the surviving corporation. NewCity's subsidiaries were subsequently consolidated into Cox Radio. In October 1997, the Company disposed of the assets of American Comedy Network, a former subsidiary of NewCity for aggregate proceeds of approximately $1.1 million including certain non-compete agreements.

     In May 1997, the Company agreed to acquire WBHJ-FM and WBHK-FM in Birmingham, Alabama (the "Birmingham Acquisition I") for an aggregate consideration of $17 million, consisting of $5 million paid for an option to purchase and $12 million issued to the seller as a Station Investment Note Receivable. See further discussion at Note 14 to the Company's Consolidated Financial Statements included elsewhere herein. On August 1, 1997, the Company began operating WBHJ-FM and WBHK-FM under an LMA. The Company expects to consummate this acquisition during the second half of 1998.

     In May 1997, the Company agreed to acquire WENN-FM and WAGG-AM, also in Birmingham, Alabama, for consideration of $15 million (the "Birmingham Acquisition II"). In July 1997, the Company assigned its right to purchase WENN-FM for consideration of $14.5 million to a third party (the "Birmingham Disposition"). The Company consummated both the Birmingham Acquisition II and the Birmingham Disposition during November 1997.

     In September 1997, the Company announced that it had entered into an agreement in principle with a third party to construct, program and own a new Class A FM radio station in Homewood, Alabama to serve the Birmingham market (the "Birmingham Acquisition III"). Consummation of this transaction is contingent upon FCC approval of the application for the new construction permit and settlement of the comparative hearing between three applicants for the construction permit. As part of the agreement in principle, the third party would construct the station, the Company would enter into an LMA for the new station and the Company would acquire an option to purchase the station for an aggregate consideration of $5.5 million and the assumption of debt in an amount not to exceed $200,000.

     In September 1997, the Company acquired KISS-FM, KSMG-FM and KLUP-AM in San Antonio, Texas for an aggregate consideration of $30.4 million plus certain non-compete agreements (the "San Antonio Acquisition I").

     In December 1997, the Company acquired an option to purchase KRIO-FM serving the San Antonio market. The Company entered into an agreement to assign this option in January 1998 for an aggregate consideration of $250,000 (the "San Antonio Disposition").

     In February 1998, the Company entered into an agreement to acquire WCLR-FM, WZLR-FM and WPTW-AM serving the Dayton, Ohio market for approximately $6 million (the "Dayton Acquisition"). The Company has been operating these stations pursuant to an LMA since December 1997. In addition, the Company has entered into a Station Investment Note Receivable with the seller for $6 million. See further discussion at Note 14 to the Company's Consolidated Financial Statements included elsewhere herein. Pending certain regulatory approvals, the Company anticipates closing the Dayton Acquisition in the second half of 1998.

     In February 1998, the Company entered into an agreement to acquire the assets of WTLN-FM serving the Orlando, Florida market for consideration of $14.5 million. In a related transaction, the Company entered into an agreement to dispose of the assets of WZKD-AM, also serving the Orlando, Florida market for $.5 million (the "Orlando Exchange"). Pending certain regulatory approvals, the Company expects to complete the Orlando Exchange in the second quarter of 1998.

     In March 1998, the Company acquired KONO-FM and KONO-AM in San Antonio for $23 million (the "San Antonio Acquisition II").

     The Birmingham Acquisition III, the San Antonio Disposition, Dayton Acquisition and the Orlando Exchange are collectively referred to herein as the "Pending Transactions".

RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the accompanying audited Consolidated Financial Statements and Notes thereto of Cox Radio. The results of operations for Cox Radio represent the operations of the radio stations currently owned or operated or to which sales and marketing services were provided in connection with CEI's U.S. radio broadcasting operations. The historical financial statements do not necessarily reflect the results of operations or financial position that would have been reported had Cox Radio been an independent company.

     As a result of the acquisition activity discussed above, the Company's historical financial statements are not directly comparable from period to period.

  Pro Forma 1997 Compared with Pro Forma 1996

     The following pro forma financial information has been derived from the unaudited pro forma summary of operations included in Note 4 to the Consolidated Financial Statements included elsewhere herein. The unaudited pro forma summary of operations presents the consolidated results of operations as if all consummated transactions, the Pending Transactions and the Company's initial public offering had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future. No pro forma adjustments have been made for the Louisville Acquisitions, the Tampa Acquisition and the Los Angeles Acquisition due to immateriality.

     Net Revenues. Pro forma net revenes increased $25.3 million to $225.2 million in 1997, a 12.6% increase over the prior year. Contributors to this growth included the Company's radio stations in Atlanta, Los Angeles and Orlando which experienced continued ratings performance during 1997. Additionally, a successful station management and sales department restructuring resulted in increased revenues at the Company's radio stations in Tampa.

     Station Operating Expenses. Pro forma station operating expenses increased $8.4 million to $149.0 million, an increase of 6.0% over the prior year. This increase was primarily due to higher programming costs resulting from an increase in talent costs (which fluctuate with ratings) and additional selling expenses associated with the stations' local and national revenue growth.

     Broadcast Cash Flow. Pro forma broadcast cash flow increased $16.9 million to $76.2 million in 1997, a 28.5% increase over 1996 for the reasons noted above. In addition, pro forma broadcast cash flow margin (defined as broadcast cash flow as a percentage of net revenues) increased to 33.8% in 1997 from 29.7% for the prior year.

     Corporate General and Administrative Expenses. Pro forma corporate general and administrative expenses increased $.3 million to $7.4 million in 1997, an increase of 4.1%, primarily as a result of increased personnel-related costs.

     Operating Income. Pro forma operating income increased $9.8 million to $47.3 million, an increase of 26.0% over 1996 for the reasons noted above. In addition, the pro forma operating margin increased to 21.0% in 1997 from 18.8% in 1996.

     Interest Expense. Pro forma interest expense for 1997 totaled $16.2 million as compared to $15.8 million during 1996 primarily as a result of interest rate fluctuations during 1996 and 1997.

     Net Income. Pro forma net income increased by $5.4 million over 1996 to $18.0 million for the reasons noted above.

  Historical 1997 Compared with Historical 1996

     Net Revenues. Net revenues increased $66.7 million to $199.6 million in 1997, a 50.2% increase over the prior year. This growth is primarily attributable to the Company's 1997 acquisitions, the largest being the NewCity Acquisition. This growth was also attributable to significant percentage increases in net revenues at the Company's stations in Atlanta and Tampa as a result of continued ratings growth. These increases were offset partially by the disposition of the operations of WCKG-FM/WYSY-FM in Chicago through an LMA commencing July 1996 and the sale of WIOD-AM in Miami in October 1996. On a "same station" basis (reflecting results from stations operated for the entire year ended December 31 in both 1997 and 1996), net revenues increased $18.1 million to $139.3 million, an increase of 15.0% over 1996.

     Station Operating Expenses. Station operating expenses increased $37.9 million to $129.8 million, an increase of 41.3% over the prior year primarily as a result of the Company's 1997 acquisitions as discussed above. Additionally, significant contributors to this increase included higher programming costs resulting from an increase in talent costs (which fluctuate with ratings) and additional selling expenses associated with the stations' local and national revenue growth. These increases were offset partially by the disposition of the operations of WCKG-FM/WYSY-FM in Chicago through an LMA commencing July 1996 and the sale of WIOD-AM in Miami in October 1996. On a "same station" basis, station operating expenses increased $5.1 million to $87.4 million, an increase of 6.1% over 1996.

     Broadcast Cash Flow. Broadcast cash flow increased $28.8 million to $69.8 million in 1997, a 70.1% increase over 1996. On a "same station" basis, broadcast cash flow increased by $13.1 million to $51.9 million, an increase of 33.7% over the prior year. In addition, "same station" broadcast cash flow margin (defined as broadcast cash flow as a percentage of net revenues) increased to 37.3% in 1997 from 32.0% for the prior year for the reasons noted above.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $1.6 million to $6.9 million in 1997 primarily as a result of the NewCity Acquisition and as a result of costs associated with the Company being publicly-held during 1997.

     Operating Income. Operating income increased $17.8 million to $45.5 million, an increase of 64.5% over 1996 for the reasons noted above. In addition, the operating margin increased to 22.8% in 1997 from 20.8% in 1996.

     Interest Expense. Interest expense for 1997 totaled $9.4 million as compared to $4.6 million during 1996 primarily as a result of borrowings incurred to complete the NewCity Acquisition, the Birmingham Acquisition I, the San Antonio Acquisition I and the Dayton Acquisition. Such expenses were partially offset by interest income earned during the first quarter of 1997.

     Net Income. Net income increased by $34.8 million over 1996 to $49.7 million for the reasons noted above and as a result of an after-tax gain of approximately $29.3 million on the sale of WCKG-FM and WYSY-FM in Chicago during March 1997.

  Historical 1996 Compared with Historical 1995

     Net Revenues. Net revenues increased $9.3 million to $132.9 million in 1996, a 7.6% increase over the prior year. This growth is primarily attributable to increases at the Atlanta and Los Angeles station groups and the addition of the Louisville stations during January and August 1996. Such increases were partially offset by the disposition of WIOD-AM (Miami) in October 1996 and an LMA with the prospective purchaser of WCKG-FM and WYSY-FM (Chicago) in June 1996. Revenue growth in Atlanta is primarily attributable to higher ratings at WSB-AM and revenues generated from a full season of Atlanta Braves baseball in 1996. The baseball strike in 1995 delayed the start of the season by 18 games. In Los Angeles, higher spot advertising rates resulting from improved utilization of customer-focused selling contributed to higher revenues. On a "same station" basis (reflecting results from stations operated for the entire year ended December 31 in both 1996 and 1995), net revenues increased $15.1 million to $115.8 million, an increase of 15.0% over 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio's operating activities and through borrowings under the Credit Agreement (as defined below). In addition, cash requirements have been funded on a temporary basis through intercompany advances from CEI under a revolving credit facility with CEI (the "CEI Credit Facility"). Borrowings by the Company under the CEI Credit Facility are typically repaid by the Company within 30 days. Borrowings under the CEI Credit Facility accrue interest at CEI's commercial paper rate plus .40%. CEI continues to perform day-to-day cash management services for Cox Radio.

     On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility (the "Credit Agreement") with certain guarantors and banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The loan proceeds were used to finance the payment of the consideration payable in the NewCity Acquisition, repay certain secured debt of NewCity and and finance certain acquisitions. The remaining credit availability may be used to finance additional acquisitions and other corporate purposes. The Credit Agreement has restrictions on the payment of dividends, certain mergers, consolidations or dispositions of assets and establishes limitations on, among other things, additional indebtedness and transactions with affiliates.

     Cox Radio borrowed approximately $110 million under the Credit Agreement to consummate the NewCity Acquisition. In connection with the NewCity Acquisition, Cox Radio assumed certain indebtedness of NewCity. NewCity was the obligor of $75 million principal amount of 11 3/8% Senior Subordinated Notes due 2003 (the "Notes"). On May 2, 1997, following a tender offer and consent solicitation, the Company paid an aggregate amount of $82.1 million to holders of the Notes in exchange for approximately $74.6 million principal amount of the Notes and consents to the elimination of substantially all of the restrictive covenants applicable to the Notes. As a result, the Company is the obligor of $.4 million principal amount of the Notes. The Notes are general unsecured obligations of Cox Radio and are subordinated to all existing and future senior indebtedness of Cox Radio. The Company obtained the funds necessary to make such payments from borrowings under the Credit Agreement.

     The Company has entered into interest rate swap agreements with certain lenders providing bank financing. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces the Company's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements are recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. The company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. At December 31, 1997, the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $1,223,000.

     At December 31, 1997, the Company had approximately $235.8 million of outstanding indebtedness and had approximately $65.0 million available under the Credit Agreement. The Company had approximately $3.1 million in amounts due from CEI at December 31, 1997.

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

     Net cash provided by operating activities for the year ended December 31, 1997 increased $15.3 million to $42.2 million over 1996 primarily as a result of an increase in net income. Net cash from operating activities for 1996 increased $12.9 million to $26.9 million over 1995 primarily as a result of an increase in net income. Net cash from operating activities for 1995 remained substantially the same as in 1994.

     Net cash used in investing activities for all periods presented principally reflects the Company's acquisition activity discussed above and capital expenditures. The increases in annual capital expenditures from 1995 to 1997 were due to the increasing number of stations owned or operated by Cox Radio.

     Net cash provided by (used in) financing activities represents the net change in amounts due to CEI, proceeds from the Company's initial public offering, borrowing and repayment of debt, dividends paid and net changes in book overdrafts. Fluctuations for the periods presented generally reflect the differences between changes in both cash flows from operating activities and cash flows from investing activities.

     The Company has contractual commitments for sports programming and on-air personalities of $16.2 million, $11.8 million, $1.0 million and $.3 million for 1998, 1999, 2000 and 2001, respectively, which are expected to be funded through operations.

IMPACT OF INFLATION

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on the Company's operating results.

OTHER MATTERS

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 which could result in miscalculations or system failures. The Company is in the process of assessing the potential impact of the year 2000 problem on the Company's financial position. At this time, the Company has not determined whether costs of addressing potential problems, if any, would have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods or whether failure by the Company, its customers or vendors to resolve such processing issues, if any, in a timely manner could result in a material financial risk. The Company plans to devote the necessary resources to assess and to resolve all significant year 2000 issues, if any, in a timely manner.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has entered into interest rate swap agreements with certain lenders providing bank financing. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Cox Radio, Inc.

     We have audited the accompanying consolidated balance sheets of Cox Radio, Inc. ("Cox Radio") as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Cox Radio's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cox Radio at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 6, 1998
(March 17, 1998, as to the KONO-FM/AM
acquisition described in Note 4)

                                COX RADIO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1997
                                                              --------   --------
                                                                 (THOUSANDS OF
                                                                   DOLLARS)
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  1,544   $  6,218
Restricted cash.............................................     9,051         --
Accounts receivable, less allowance for doubtful accounts of
  $834 and $1,875, respectively.............................    31,511     50,680
Prepaid expenses and other current assets...................     1,575      3,795
                                                              --------   --------
          Total current assets..............................    43,681     60,693
Plant and equipment, net....................................    27,070     46,071
Intangible assets, net......................................   138,119    518,926
Amounts due from Cox Enterprises, Inc.......................    49,667      3,113
Station investment notes receivable.........................        --     18,220
Other assets................................................     3,182      7,617
                                                              --------   --------
          Total assets......................................  $261,719   $654,640
                                                              ========   ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses.......................  $ 10,296   $ 21,767
Unit appreciation plan ("UAP") liability....................       646         --
Income taxes payable........................................     3,216      3,487
Other current liabilities...................................       668      1,964
                                                              --------   --------
          Total current liabilities.........................    14,826     27,218
Notes payable...............................................        --    235,740
Deferred income taxes.......................................    11,095    104,401
                                                              --------   --------
          Total liabilities.................................    25,921    367,359
                                                              --------   --------
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock, $1.00 par value: 5,000,000 shares,
  authorized, none outstanding..............................        --         --
Class A common stock, $1.00 par value; 70,000,000 shares
  authorized; 8,736,972 and 8,831,376 shares outstanding at
  December 31, 1996 and 1997, respectively..................     8,737      8,831
Class B common stock, $1.00 par value; 45,000,000 shares
  authorized and 19,577,672 shares outstanding at December
  31, 1996 and 1997.........................................    19,578     19,578
Additional paid-in capital..................................   248,972    250,637
(Deficit in) retained earnings..............................   (41,489)     8,235
                                                              --------   --------
          Total shareholders' equity........................   235,798    287,281
                                                              --------   --------
          Total liabilities and shareholders' equity........  $261,719   $654,640
                                                              ========   ========

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1995        1996        1997
                                                              ---------   ---------   ---------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                         SHARE DATA)
NET REVENUES:
Local.......................................................  $ 93,465    $ 99,291    $146,326
National....................................................    29,385      31,648      50,457
Other.......................................................       722       1,965       2,789
                                                              --------    --------    --------
          Total net revenues................................   123,572     132,904     199,572
COSTS AND EXPENSES:
Operating...................................................    41,831      41,280      50,220
Selling, general and administrative.........................    48,131      50,585      79,544
Corporate general and administrative........................     5,853       5,332       6,885
Depreciation and amortization...............................     7,247       8,069      17,456
                                                              --------    --------    --------
OPERATING INCOME............................................    20,510      27,638      45,467
OTHER INCOME (EXPENSE):
Interest income (expense), net..............................        97         219     (10,122)
Intercompany interest income (expense), net.................    (6,071)     (4,799)        758
Gain on sale of radio station...............................        --       2,016      49,129
Other -- net................................................      (147)       (377)       (701)
                                                              --------    --------    --------
INCOME BEFORE INCOME TAXES..................................    14,389      24,697      84,531
Income taxes................................................     6,226       9,752      34,807
                                                              --------    --------    --------
NET INCOME..................................................  $  8,163    $ 14,945    $ 49,724
                                                              ========    ========    ========
Basic and diluted income per common share...................        --    $    .69    $   1.75
Weighted average basic common shares outstanding............        --      21,762      28,344
Weighted average diluted common shares outstanding..........        --      21,762      28,494

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                            CLASS A           CLASS B
                                       COMMON STOCK      COMMON STOCK       COMMON STOCK     ADDITIONAL   (DEFICIT IN)
                                      ---------------   ---------------   ----------------    PAID-IN       RETAINED
                                      SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT     CAPITAL       EARNINGS      TOTAL
                                      ------   ------   ------   ------   ------   -------   ----------   ------------   --------
                                                                        (AMOUNTS IN THOUSANDS)
BALANCE AT DECEMBER 31, 1994........     1      $  1       --    $   --       --   $    --    $ 90,947      $(50,541)    $ 40,407
Net income..........................    --        --       --        --       --        --          --         8,163        8,163
Dividends to CEI....................    --        --       --        --       --        --          --        (1,400)      (1,400)
                                        --      ----    -----    ------   ------   -------    --------      --------     --------
BALANCE AT DECEMBER 31, 1995........     1         1       --        --       --        --      90,947       (43,778)      47,170
Net income..........................    --        --       --        --       --        --          --        14,945       14,945
Dividends to CEI....................    --        --       --        --       --        --          --       (12,656)     (12,656)
Capital contribution by CEI.........    --        --       --        --       --        --      36,744            --       36,744
Issuance of Class B common stock to
  CEI...............................    (1)       (1)      --        --   19,578    19,578     (19,577)           --           --
Issuance of Class A common stock
  related to initial public
  offering..........................    --        --    8,625     8,625       --        --     140,588            --      149,213
Issuance of restricted Class A
  common stock related to incentive
  plans.............................    --        --      112       112       --        --       1,960            --        2,072
Offering costs for common stock.....    --        --       --        --       --        --      (1,690)           --       (1,690)
                                        --      ----    -----    ------   ------   -------    --------      --------     --------
BALANCE AT DECEMBER 31, 1996........    --        --    8,737     8,737   19,578    19,578     248,972       (41,489)     235,798
                                        --      ----    -----    ------   ------   -------    --------      --------     --------
Net income..........................    --        --       --        --       --        --          --        49,724       49,724
Issuance of Class A common stock
  related to incentive plans........    --        --       94        94       --        --       1,665            --        1,759
                                        --      ----    -----    ------   ------   -------    --------      --------     --------
BALANCE AT DECEMBER 31, 1997........    --      $ --    8,831    $8,831   19,578   $19,578    $250,637      $  8,235     $287,281
                                        ==      ====    =====    ======   ======   =======    ========      ========     ========

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1995       1996       1997
                                                              --------   --------   ---------
                                                                  (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  8,163   $ 14,945   $  49,724
Items not requiring cash:
  Depreciation..............................................     2,382      2,533       4,286
  Amortization..............................................     4,865      5,536      13,170
  Deferred income taxes.....................................      (441)     1,001      25,187
  Settlement of UAP liability through issuance of restricted
     stock..................................................        --      2,071          --
  Gain on sale of radio station.............................        --     (2,016)    (49,129)
Changes in assets and liabilities net of effect of
  acquisitions:
Increase in accounts receivable.............................    (2,221)      (844)     (6,436)
Increase (decrease) in prepaid expenses and other current
  assets....................................................       (57)       (22)      1,789
Increase (decrease) in accounts payable and accrued
  expenses..................................................      (299)     1,111       5,240
Increase (decrease) in taxes payable........................       (37)     2,938         271
Increase (decrease) in UAP liability........................       776       (317)       (646)
Other, net..................................................       856        (25)     (1,267)
                                                              --------   --------   ---------
          Net cash provided by operating activities.........    13,987     26,911      42,189
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (4,073)    (3,526)    (10,820)
Acquisitions................................................   (11,697)   (21,500)   (317,268)
Payments for station investment notes receivable............                          (18,220)
(Increase) in other long-term assets........................    (1,580)    (2,137)     (5,208)
Net proceeds from sale of radio station.....................        --     14,195      19,647
Decrease (increase) in amounts due from CEI.................        --    (49,667)     46,554
Other, net..................................................         8         --         201
                                                              --------   --------   ---------
          Net cash used in investing activities.............   (17,342)   (62,635)   (285,114)
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in amounts due to CEI...................     4,781    (88,345)         --
Borrowings of debt..........................................        --         --     235,740
Net proceeds from initial public offering...................        --    149,213          --
Payment of stock offering costs.............................        --     (1,690)         --
Proceeds from stock options exercised.......................        --         --       1,552
Dividends paid..............................................    (1,400)   (12,656)         --
Increase (decrease) in book overdrafts......................      (232)    (1,894)      1,256
                                                              --------   --------   ---------
          Net cash provided by financing activities.........     3,149     44,628     238,548
                                                              --------   --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      (206)     8,904      (4,377)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     1,897      1,691      10,595
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS (INCLUDING RESTRICTED CASH OF
  $9,051 AT DECEMBER 31, 1996) AT END OF PERIOD.............  $  1,691   $ 10,595   $   6,218
                                                              ========   ========   =========

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Cox Radio, Inc. ("Cox Radio" or the "Company") is a leading national radio broadcast company whose business is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. ("CEI") indirectly owns approximately 69% of the Common Stock of Cox Radio.

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

     On October 2, 1996, the Company completed an initial public offering of 8,625,000 shares of the Company's Class A Common Stock at a price of $18.50 per share. Proceeds to the Company from the public offering and the underwriters' overallotment option totaled approximately $149 million net of underwriting discounts and commissions. The Company used approximately $107.1 million of such net proceeds to repay all amounts then outstanding under notes due to CEI. The balance of the net proceeds was used for general corporate purposes and acquisitions, including to partially fund the NewCity Acquisition (see note 4).

     The consolidated financial statements of Cox Radio represent the operations of the radio broadcast stations owned by Cox Radio, CEI or its other subsidiaries. The historical financial statements do not necessarily reflect the results of operations or financial position that would have existed had Cox Radio been an independent company. All significant intercompany accounts have been eliminated in the consolidated financial statements of Cox Radio.

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

  Corporate General and Administrative Expenses

     Corporate general and administrative expenses consist of corporate overhead costs not specifically allocable to any of the Company's individual stations plus expense related to the CEI Unit Appreciation Plan during 1995 and 1996. In 1995, corporate general and administrative expenses included a nonrecurring corporate charge.

  Plant and Equipment

     Plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using principally the straight-line method at rates based upon estimated useful lives of 5 to 40 years for buildings and building improvements and 5 to 20 years for broadcast equipment.

                                COX RADIO, INC.

     Expenditures for maintenance and repairs are charged to operating expense as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are written off.

  Intangible Assets

     Intangible assets consist primarily of goodwill/FCC broadcast licenses and non-compete agreements. Goodwill/FCC broadcast licenses recorded in business combinations generally are amortized on a straight-line basis over 30 to 40 years. Non-compete agreements are amortized on a straight-line basis over the contractual lives of the agreements, generally 3 to 5 years. Cox Radio assesses on an on-going basis the recoverability of intangible assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the estimated fair value. Cox Radio also evaluates the amortization periods of intangible assets to determine whether events or circumstances warrant revised estimates of useful lives.

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

  Income Taxes

     Prior to 1997, the accounts of Cox Radio were included in the consolidated federal income tax return and certain state income tax returns of CEI. Current federal and state income tax expenses and benefits were allocated on a separate return basis to Cox Radio based on (i) the current year tax effects of the inclusion of its income, expenses and credits in the consolidated income tax returns of CEI or (ii) separate state income tax returns.

     Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

  Pension, Postretirement and Postemployment Benefits

     CEI generally provides defined pension benefits to eligible employees based on years of service and compensation during those years. CEI also provides certain health care and life insurance benefits to eligible retirees and employees. For certain employees and retirees of Cox Radio eligible for such coverages, these benefits are provided through the CEI plans. Expenses related to these plans are allocated to Cox Radio through the intercompany account. The amount of the allocations is generally based on actuarial determinations of the effects of Cox Radio employees' participation in the plans.

  Incentive Compensation Plans

     Cox Radio accounts for stock compensation in accordance with the requirements of APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," became effective in January 1996, and requires disclosure of the pro forma effects on net income and earnings

                                COX RADIO, INC.

per share had the fair value recognition provisions of SFAS No. 123 been elected over the provisions of APB No. 25.

  Station Investment Notes Receivable

     Station investment notes receivable consist of amounts loaned to certain entities which own radio stations. These notes are at varying interest rates and are secured by substantially all of the assets of the related radio stations.

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

  Concentration of Risk

     A significant portion of the Company's business historically has been conducted in certain markets. Revenues earned from radio stations located in Los Angeles, Atlanta, and Miami represented 35%, 25% and 17%, respectively, of total revenues for the year ended December 31, 1995 and 36%, 30% and 16%, respectively, of total revenues for the year ended December 31, 1996. Revenues earned from radio stations located in Los Angeles, Atlanta, Orlando and Miami represented 27%, 24%, 9% and 8%, respectively, of total revenues for the year ended December 31, 1997. The Company's concentration of risk in each of the aforementioned markets has been and is expected to continue to be reduced as a result of the NewCity Acquisition and other transactions.

  Earnings Per Common Share

     Cox Radio became publicly traded on the New York Stock Exchange effective September 27, 1996. Earnings per common share calculation for 1995 has not been disclosed because the dissimilarity of the previous capital structure of Cox Radio precludes a meaningful comparison. During the fourth quarter of 1997, Cox Radio adopted SFAS No. 128, "Earnings per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes issuance of common stock for all other potentially dilutive equivalent shares outstanding. The Company's 1996 EPS data have been restated. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts.

3. CASH MANAGEMENT SYSTEM

     Cox Radio participates in CEI's cash management system, whereby the bank sends daily notification of Cox Radio's checks presented for payment. CEI transfers funds from other sources to cover Cox Radio's checks presented for payment. Book overdrafts of $1.7 million and $3.0 million existed at December 31, 1996 and 1997, respectively, as a result of Cox Radio's checks outstanding. These book overdrafts were reclassified as accounts payable on Cox Radio's financial statements.

                                COX RADIO, INC.

4. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

     In April 1995, Cox Radio entered into a local marketing agreement ("LMA") to operate WCNN-AM (Atlanta).

     In August 1995, Cox Radio completed the acquisition of KACE-FM in Inglewood, California, a suburb of Los Angeles, for $11.7 million. Cox Radio had operated this station under an LMA since August 1994.

     In January 1996, Cox Radio completed the acquisition of Louisville stations WRKA-FM and WRVI-FM for $8.7 million. The Company also acquired Louisville station WXNU-FM, later renamed WLSY-FM, for $2.6 million in August 1996.

     In June 1996, the Company acquired WHEN-AM and WWHT-FM in Syracuse for $4.5 million. These stations were operated by NewCity (as defined below) under an LMA until the consummation of the NewCity Acquisition (as defined below).

     In October 1996, the Company completed the sale of WIOD-AM in Miami for $13.0 million plus a working capital adjustment of $1.2 million (the "Miami Disposition"). This transaction resulted in a pre-tax gain of approximately $2.0 million which was recognized in the fourth quarter of 1996.

     In December 1996, the Company acquired KRAV-FM and KGTO-AM (Tulsa) for $5.5 million. These stations were operated by NewCity under an LMA until the consummation of the NewCity Acquisition.

     In March 1997, the Company exchanged WCKG-FM and WYSY-FM in Chicago for WHOO-AM, WHTQ-FM and WMMO-FM in Orlando (the "Orlando Acquisition"). The Orlando Acquisition resulted in a pre-tax gain of approximately $49 million. In addition to receiving the three Orlando stations, Cox Radio also received cash proceeds of approximately $20 million. Prior to the NewCity Acquisition (as defined below), the Orlando stations were operated by NewCity (as defined below) since July 1996 under an LMA.

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

     In April 1997, the Company, through the merger of its wholly owned subsidiary New Cox Radio II, Inc. with and into NewCity Communications, Inc. ("NewCity"), with NewCity surviving as a wholly owned subsidiary of Cox Radio, acquired all of the issued and outstanding capital stock of NewCity (the "NewCity Acquisition"). Cox Radio purchased the stock of NewCity for an aggregate consideration of approximately $253 million, including approximately $87 million in assumption of NewCity indebtedness and approximately $3 million in working capital adjustments. To consummate the NewCity Acquisition, the Company utilized approximately $56 million of amounts due from CEI and borrowed approximately $110 million pursuant to the Company's $300 million, five-year, senior, unsecured revolving credit facility with certain banks (the "Credit Facility"), including Texas Commerce Bank National Association, as Administrative Agent. On April 2, 1997, NewCity was merged with and into the Company, with the Company as the surviving corporation. NewCity's subsidiaries were subsequently consolidated into Cox Radio. In October 1997, the Company disposed of the assets of American Comedy Network, a former subsidiary of NewCity, for aggregate proceeds of approximately $1.1 million including certain non-compete agreements.

                                COX RADIO, INC.

     The NewCity Acquisition was recorded effective April 1, 1997, using the purchase method of accounting, whereby the allocable share of the NewCity purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as follows (in thousands):

Net working capital.........................................  $  8,342
Plant and equipment.........................................     9,310
Goodwill/FCC broadcast licenses.............................   316,634
Deferred taxes..............................................   (67,268)
                                                              --------
          Total cost of acquisition including assumed
            liabilities.....................................  $267,018
                                                              ========

     In May 1997, the Company agreed to acquire WBHJ-FM and WBHK-FM in Birmingham, Alabama (the "Birmingham Acquisition I") for an aggregate consideration of $17 million, consisting of $5 million paid for an option to purchase and $12 million issued to the seller as a Station Investment Note Receivable. See further discussion at Note 14 to the Company's Consolidated Financial Statements included elsewhere herein. On August 1, 1997, the Company began operating WBHJ-FM and WBHK-FM under an LMA. The Company expects to consummate this acquisition during the second half of 1998.

     In May 1997, the Company agreed to acquire WENN-FM and WAGG-AM, also in Birmingham, Alabama, for consideration of $15 million (the "Birmingham Acquisition II"). In July 1997, the Company assigned its right to purchase WENN-FM for consideration of $14.5 million to a third party (the "Birmingham Disposition"). The Company consummated both the Birmingham Acquisition II and the Birmingham Disposition during November 1997.

     In September 1997, the Company announced that it had entered into an agreement in principle with a third party to construct, program and own a new Class A FM radio station in Homewood, Alabama to serve the Birmingham market (the "Birmingham Acquisition III"). Consummation of the transaction is contingent upon FCC approval of the application for the new construction permit and settlement of the comparative hearing between three applicants for the construction permit. As part of the agreement in principle, the third party would construct the station, the Company would enter into an LMA for the new station and the Company would acquire an option to purchase the station for an aggregate consideration of $5.5 million and the assumption of debt in an amount not to exceed $200,000.

     In September 1997, the Company acquired KISS-FM, KSMG-FM and KLUP-AM in San Antonio, Texas for an aggregate consideration of $30.4 million plus certain non-compete agreements (the "San Antonio Acquisition I").

     In December 1997, the Company acquired an option to purchase KRIO-FM serving the San Antonio market. The Company entered into an agreement to assign this option in January 1998 for an aggregate consideration of $250,000 (the "San Antonio Disposition").

     In February 1998, the Company entered into an agreement to acquire WCLR-FM, WZLR-FM and WPTW-AM serving the Dayton, Ohio market for approximately $6 million (the "Dayton Acquisition"). The Company has been operating these stations pursuant to an LMA since December 1997. In addition, the Company has entered into a Station Investment Note Receivable with the seller for $6 million. See further discussion at Note 14 to the Company's Consolidated Financial Statements included elsewhere herein. Pending certain regulatory approvals, the Company anticipates closing the Dayton Acquisition in the second half of 1998.

     In February 1998, the Company entered into an agreement to acquire the assets of WTLN-FM serving the Orlando, Florida market for consideration of $14.5 million. In a related transaction, the Company entered into an agreement to dispose of the assets of WZKD-AM, also serving the Orlando, Florida market for $.5 million (the "Orlando Exchange"). Pending certain regulatory approvals, the Company expects to complete the Orlando Exchange in the second quarter of 1998.

                                COX RADIO, INC.

     In March 1998, the Company acquired KONO-FM and KONO-AM in San Antonio for $23 million (the "San Antonio Acquisition II").

     The Birmingham Acquisition III, the San Antonio Disposition, the Dayton Acquisition and the Orlando Exchange are collectively referred to herein as the "Pending Transactions".

     The following unaudited pro forma summary of operations presents the consolidated results of operations as if all consummated transactions, the Pending Transactions and the Company's initial public offering had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future. No pro forma adjustments have been made for the Louisville Acquisitions, the Tampa Acquisition and the Los Angeles Acquisition due to immateriality.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1996          1997
                                                              ----------    ----------
                                                               (AMOUNTS IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
Net revenues................................................   $199,938      $225,222
Corporate general and administrative expenses...............      7,072         7,361
Depreciation and amortization...............................     14,651        21,476
Operating income............................................     37,564        47,346
Net income..................................................   $ 12,559      $ 17,954
                                                               --------      --------
Basic and diluted pro forma earnings per common share.......   $    .44      $    .63
                                                               ========      ========
Basic pro forma shares outstanding..........................     28,315        28,344
                                                               ========      ========
Diluted pro forma shares outstanding........................     28,315        28,494
                                                               ========      ========

5. PLANT AND EQUIPMENT

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996         1997
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Land and land improvements..................................  $ 10,718     $ 14,240
Buildings and building improvements.........................     5,334       15,392
Broadcast equipment.........................................    31,067       51,161
Construction in progress....................................     2,454        2,875
                                                              --------     --------
Plant and equipment, at cost................................    49,573       83,668
Less accumulated depreciation...............................   (22,503)     (37,597)
                                                              --------     --------
          Net plant and equipment...........................  $ 27,070     $ 46,071
                                                              ========     ========

                                COX RADIO, INC.

6. INTANGIBLE ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1997
                                                              ----------   ----------
                                                              (THOUSANDS OF DOLLARS)
Goodwill/FCC broadcast licenses.............................   $184,758     $573,069
Non-compete agreements......................................      6,707        8,351
Other.......................................................      2,131        6,036
                                                               --------     --------
          Total.............................................    193,596      587,456
Less accumulated amortization...............................    (55,477)     (68,530)
                                                               --------     --------
          Net intangible assets.............................   $138,119     $518,926
                                                               ========     ========

7. INCOME TAXES

     Income tax expense (benefit) is summarized as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1995     1996     1997
                                                              ------   ------   -------
                                                               (THOUSANDS OF DOLLARS)
Current:
  Federal...................................................  $5,226   $7,788   $ 8,076
  State.....................................................   1,441      963     1,544
                                                              ------   ------   -------
          Total current.....................................   6,667    8,751     9,620
                                                              ------   ------   -------
Deferred:
  Federal...................................................    (589)   1,198    20,703
  State.....................................................     148     (197)    4,484
                                                              ------   ------   -------
          Total deferred....................................    (441)   1,001    25,187
                                                              ------   ------   -------
          Total income taxes................................  $6,226   $9,752   $34,807
                                                              ======   ======   =======

     The tax effects of significant temporary differences which comprise the net deferred tax liabilities are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996       1997
                                                              --------   ---------
                                                                 (THOUSANDS OF
                                                                    DOLLARS)
Current deferred tax asset:
  Provision for doubtful accounts...........................  $    279   $     964
                                                              --------   ---------
Noncurrent deferred tax assets (liabilities):
  Plant and equipment.......................................    (3,273)    (22,773)
  Intangibles...............................................   (10,351)    (91,028)
  Net operating loss carryforwards -- states................     2,013       2,389
  Employee benefits.........................................     1,061         918
  State taxes...............................................      (955)      6,914
  Other.....................................................       410        (821)
                                                              --------   ---------
     Total net noncurrent liability.........................   (11,095)   (104,401)
                                                              --------   ---------
     Net deferred tax liability.............................  $(10,816)  $(103,437)
                                                              ========   =========

                                COX RADIO, INC.

\Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1995     1996     1997
                                                              ------   ------   -------
                                                               (THOUSANDS OF DOLLARS)
Federal statutory income tax rate...........................      35%      35%       35%
Computed tax expense at federal statutory rates on income
  before income taxes.......................................  $5,036   $8,643   $29,586
State income taxes (net of federal tax benefit).............   1,033      498     3,918
Non-deductible amortization of intangibles..................     811    1,037     1,341
Benefit arising from low income housing credits.............    (555)    (605)     (613)
Other, net..................................................     (99)     179       575
                                                              ------   ------   -------
  Income tax provision......................................  $6,226   $9,752   $34,807
                                                              ======   ======   =======

     The consolidated federal income tax returns of CEI for 1986 through 1994 and the combined California franchise tax returns of CEI for 1984 through 1990 are presently under audit. The Company will be indemnified by CEI for any additional liabilities arising from tax-related audits of periods prior to the Company's initial public offering. Management believes that any additional liabilities arising from tax-related audits of periods after the Company's initial public offering are sufficiently provided for at December 31, 1997.

8. LONG-TERM DEBT

     On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility (the "Credit Agreement"). The interest rate is based on the London Interbank Offered Rate plus a spread determined by the ratio of debt to EBITDA. This facility includes a commitment fee on the unused portion of the total amount available of .1% to .25% based on the ratio of debt to EBITDA. Cox Radio borrowed approximately $110 million under the Credit Agreement to consummate the NewCity Acquisition.

     In connection with the NewCity Acquisition, Cox Radio assumed certain indebtedness of NewCity. NewCity was the obligor of $75 million principal amount of 11 3/8% Senior Subordinated Notes due 2003 (the "Notes"). The Notes were general unsecured obligations of Cox Radio and were subordinated to all existing and future senior indebtedness of Cox Radio. On May 2, 1997, following a tender offer and consent solicitation, the Company paid an aggregate amount of $82.1 million to holders of the Notes in exchange for approximately $74.6 million principal amount of the Notes and consents to the elimination of substantially all of the restrictive covenants applicable to the Notes. As a result, the Company is the obligor of $.4 million principal amount of Notes. The Company obtained the funds necessary to make such payments from borrowings under the Credit Agreement.

     At December 31, 1997, the Company had approximately $235.7 million of outstanding indebtedness and had approximately $65.0 million available under the Credit Agreement. During 1997, the interest rate applied to amounts due under the Credit Agreement ranged from 6.03% to 6.37% (6.37% at December 31, 1997). The Credit Agreement contains, among other provisions, defined requirements as to ratio of debt to EBITDA and ratio of EBITDA to interest expense. At December 31, 1997, the Company was in compliance with these covenants.

     In accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company estimated the fair value of its amounts outstanding under the Credit Agreement. Borrowings under the Credit Agreement approximate fair value because the amounts because the applicable interest rate floats at the current market rate.

                                COX RADIO, INC.

     The Company has entered into interest rate swap agreements with certain lenders providing bank financing. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements are recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. The company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. At December 31, 1997, the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $1,223,000.

9. RETIREMENT PLANS

     Certain of Cox Radio's employees are eligible to participate in the funded, noncontributory defined benefit pension plan of CEI and certain key employees participate in an unfunded, non-qualified supplemental pension plan. New hires employed by Cox Radio on or after January 1, 1997, including employees previously employed by NewCity, generally are not eligible to participate in the plans. The plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox Radio and compensation rates during those years. Pension expense allocated to Cox Radio by CEI was $636,000, $801,000 and $661,000 for the years ended December 31, 1995, 1996 and
1997, respectively.

     The following table sets forth certain information attributable to the Cox Radio employees' participation in the CEI pension plans:

                                                      DECEMBER 31,         DECEMBER 31,
                                                          1996                 1997
                                                   ------------------   ------------------
                                                   FUNDED    UNFUNDED   FUNDED    UNFUNDED
                                                    PLANS     PLANS      PLANS     PLANS
                                                   -------   --------   -------   --------
Actuarial present value of benefit obligations:
  Vested benefits................................  $10,464    $1,188    $11,963    $1,638
  Nonvested benefits.............................      973       172      1,237       243
                                                   -------    ------    -------    ------
Accumulated benefit obligation...................  $11,437    $1,360    $13,200    $1,881
                                                   =======    ======    =======    ======
Projected benefit obligation.....................  $14,434    $1,867    $15,961    $2,512
                                                   =======    ======    =======    ======

     Assumptions used in the actuarial computations were:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                1995    1996    1997
                                                                ----    ----    ----
Discount rate...............................................    7.25%   7.75%   7.25%
Rate of increase in compensation levels.....................    5.00%   5.50%   5.00%
Expected long-term rate of return on assets.................    9.00%   9.00%   9.00%

     CEI may establish a defined benefit pension plan and segregate plan assets for Cox Radio. The amount of the assets that would be segregated would have an estimated fair value equal to the projected benefit obligation of the CEI defined benefit pension plan attributable to Cox Radio employees as of December 31, 1997, or $15,961,000. The assets segregated would be used to fund payments to retirees. Any non-qualified supplemental pension plan payments due to Cox Radio employees will be made by CEI.

     CEI provides certain health care and life insurance benefits to eligible retirees of CEI and its subsidiaries. New hires employed by Cox Radio on or after January 1, 1997, including employees previously employed by

                                COX RADIO, INC.

NewCity, generally are not eligible for such health care and life insurance coverages. Postretirement expense allocated to Cox Radio by CEI was $218,000, $166,000 and $158,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Cox Radio's APBO at December 31, 1997 was $3,309,000.

     The funded status of the portion of the postretirement plan covering the employees of Cox Radio is not determinable. The APBO for the postretirement plan of CEI substantially exceeded the fair value of assets held in the plan at December 31, 1997.

     Actuarial assumptions used to determine the APBO include a discount rate of 7.25% (7.75% in 1996) and an expected long-term rate of return on plan assets of 9%. The assumed health care cost trend rate for retirees is 10.5% (11.5% in 1996). For participants prior to age 65, the trend rate gradually decreases to 5.5% by year 2007 and remains level thereafter. For retirees at age 65 or older, this rate decreases to 5.0% by year 2008. Increasing the assumed health care cost trend rate by one percentage point would have resulted in an increase in the CEI plan's APBO of approximately 6.5% and an increase in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 5.1% for 1997.

     In addition, substantially all of Cox Radio's employees are eligible to participate in the savings and investment plan of CEI. Under the terms of the plan, Cox Radio matches a discretionary amount no greater than 50% of employee contributions up to a maximum of 6% of the employee's base salary. Cox Radio's expense under the plan was $523,000, $584,000 and $745,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     Cox Radio employees whose savings and investment plan contributions are at the Internal Revenue Service ("IRS") maximum or are restricted in order to pass the nondiscrimination test required by the IRS are eligible to participate in CEI's non-qualified savings restoration plan, which began in 1995. Under the terms of this plan, Cox Radio matches a discretionary amount no greater than 50% of employee contributions to both the savings and investment and restoration plans up to a maximum percentage of the employee's eligible compensation. Cox Radio's expense under the non-qualified savings restoration plan was $23,000, $23,000 and $36,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

10. STOCK-BASED COMPENSATION PLANS

     During the three years in the period ending December 31, 1997, the Company had three stock-based compensation plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Compensation for the Cox Radio participation in the Cox Enterprises, Inc. Unit Appreciation Plan ("UAP") was recorded annually based on the appraised value of Cox Enterprises, Inc. stock at the end of the period. Compensation for the Cox Radio, Inc. Long-Term Incentive Plan ("LTIP") and the Employee Stock Purchase Plan ("ESPP") is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price. Specific information regarding each plan and required disclosure of pro forma effect on the Company's operations if Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") had been adopted is presented below.

Cox Enterprises, Inc. UAP

     Prior to the Company's initial public offering during 1996, certain of the executives and key employees of Cox Radio participated in certain Cox Enterprises, Inc. UAPs that provided for payment of benefits in the form of shares of CEI common stock, cash, or both, generally five years after the date of award. Unit benefits are based on the excess, if any, over a base amount (value of award), of the fair value of a share of CEI common stock five years after the effective date of award. Fair values are determined by independent appraisal. The plans provide for a maximum unit benefit of 150% of the base amount and benefits vest over the

                                COX RADIO, INC.

five year period following the date of award. The cost of awards made under the plans was allocated to Cox Radio by CEI over the applicable vesting periods and was charged to corporate general and administrative expense. Amounts charged to expense for Cox Radio employees for the years ended December 31, 1995 and 1996 were $1,646,000 and, $2,464,000, respectively. In connection with the Company's initial public offering, a portion of the 1994 plan was settled through the issuance of 111,973 shares of restricted Class A Common Stock of Cox Radio as discussed below. The adoption of SFAS No. 123 would have resulted in no additional compensation expense related to the Cox Enterprises, Inc. UAP.

Cox Radio, Inc. ESPP

     During 1997, the Company adopted an ESPP, under which the Company was authorized to issue purchase rights totaling 350,000 shares of Class A Common Stock to substantially all employees who were employed on December 1, 1996 and who work at least 20 hours per week. Pursuant to this plan the Company issued purchase rights totaling 186,118 shares of Class A Common Stock. Under the terms of the ESPP, the purchase price ($17.37 per share) was 85% of the market value on May 1, 1997, and employees were allowed to purchase the shares via payroll deductions through August 1, 1999, at which time the shares will be issued to the employees. During 1997, 165 shares were issued to employees under the ESPP due to cancellation of employees' participation in the ESPP or termination of employment. The fair value of the employees' purchase rights granted in 1997 was estimated using the Black-Scholes model with the following assumptions: expected volatility of 32%, no payment of dividends, expected life of 2 years and risk-free interest rate of 5.4%. The grant date fair value of each purchase right granted in 1997 was $6.27.

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

     Upon the closing of the Company's initial public offering, certain UAP units awarded in 1994 that would have matured in 1998, were converted into 111,973 restricted shares of Class A Common Stock issued pursuant to the LTIP based on the calculated appreciation of the UAP units and the quoted market price at the date of conversion. These restricted shares will remain unvested until the end of the original five-year UAP appreciation period. Certain UAP units awarded in 1996 were cancelled and converted to options to acquire Class A Common Stock pursuant to the LTIP. Options granted under the LTIP vest 60% after three years from the date of the grant, 80% after four years from the date of the grant and 100% after five years from the date of the grant and expire ten years after the date of the grant. An accelerated vesting schedule has been provided such that the options become fully vested if the market value of the shares exceeds the exercise price by 140% for ten consecutive trading days. Vesting of certain of the options granted during 1996 and 1997 was accelerated based upon this schedule. Because the issue price of incentive stock options awarded during 1996 and 1997 equaled the then current market price, no compensation cost has been recognized for these options. The fair value of the options granted during 1996 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 38% and 32%, respectively,

                                COX RADIO, INC.

no dividend yield, risk-free interest rate of 6.7% and 5.5%, respectively, and expected life of three years after vesting. A summary of the status of Cox Radio's stock options granted under the LTIP as of December 31, 1996 and 1997 and changes during the years ending on those dates is presented below:

                                                       1996                       1997
                                             ------------------------   ------------------------
                                                          WEIGHTED                   WEIGHTED
                                                          AVERAGE                    AVERAGE
                                             SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE
                                             -------   --------------   -------   --------------
Outstanding at beginning of year...........       --                    511,673       $18.50
Granted....................................  511,673       $18.50       135,607        22.27
Exercised..................................       --                    (83,214)       18.62
Cancelled..................................       --                    (15,864)       22.53
                                             -------                    -------
Outstanding at end of year.................  511,673       $18.50       548,202       $19.29
                                             =======                    =======
Options exercisable at year-end............       --                    488,524
Weighted-average fair value of options
  granted during the year..................  $  9.39                    $  9.87

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                        OPTIONS OUTSTANDING
                                         WEIGHTED-AVERAGE
                    NUMBER OF OPTIONS        REMAINING        NUMBER OF OPTIONS
  EXERCISE PRICES      OUTSTANDING       CONTRACTUAL LIFE        EXERCISABLE
  ---------------   -----------------   -------------------   -----------------
      $17.31              32,742               9.00                 32,742
      $18.50             426,679               8.75                426,679
      $20.75              29,103               9.25                 29,103
      $25.38              59,678               9.46                     --

     Had compensation cost for the LTIP and ESPP been determined based on the fair value at the grant dates for awards in 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
                                                                (THOUSANDS OF
                                                                   DOLLARS,
                                                               EXCEPT PER SHARE
                                                                   AMOUNTS)
Net income -- As reported...................................  $14,945    $49,724
                                                              =======    =======
Basic and diluted net income per share -- As reported.......  $   .69    $  1.75
                                                              =======    =======

Net income -- Pro Forma.....................................  $14,744    $46,509
                                                              =======    =======
Basic net income per share -- Pro Forma.....................  $   .68    $  1.64
                                                              =======    =======
Diluted net income per share -- Pro Forma...................  $   .68    $  1.63
                                                              =======    =======

11. TRANSACTIONS WITH AFFILIATED COMPANIES

     Cox Radio borrows funds for working capital and other needs from CEI. Certain management services are provided to Cox Radio by CEI. Such services include rent, legal, corporate secretarial, tax, treasury, internal audit, risk management, benefits administration, web page development and other support services and are included in corporate general and administrative expenses in the Consolidated Statements of Operations. Cox Radio was allocated expenses for the years ended December 31, 1995, 1996 and 1997 of approximately $2,207,000, $1,499,000, and $2,191,000 respectively, related to these services. Cox Radio pays

                                COX RADIO, INC.

rent and certain other occupancy costs to CEI for office facilities. Related rent and occupancy expense was approximately $30,000, $29,000 and $46,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Corporate general and administrative expense allocations are based on a specified percentage of expenses related to the services provided to Cox Radio in relation to those provided to other subsidiaries. Rent and occupancy expense is allocated based on occupied space. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had Cox Radio contracted directly with third parties. Management has not made a study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The fees and expenses to be paid by Cox Radio to CEI are subject to change.

     The amounts due to CEI are generally due on demand and represent the net of various transactions, including those described above. The amounts due to CEI were classified as long-term because the Company has the ability and the intent to refinance these obligations on a long-term basis. The amounts due from CEI are correspondingly classified as long-term assets. The amounts due to (from) CEI are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             1995       1996      1997
                                                           ---------   -------   ------
                                                              (THOUSANDS OF DOLLARS)
Notes payable to CEI.....................................  $ (58,918)  $    --   $   --
Other intercompany amounts due from (to) CEI.............    (66,171)   49,667    3,113
                                                           ---------   -------   ------
          Total..........................................  $(125,089)  $49,667   $3,113
                                                           =========   =======   ======

     Notes payable to CEI bore interest at prime plus 1.5%. The interest rates for 1995 and 1996 were established at the beginning of each quarter and ranged from 10.0% to 10.5% in 1995 and was 8.75% during 1996.

     Cox Radio is paid interest on the daily intercompany balance based on CEI's commercial paper rate. The rates used during 1997 ranged from 5.6% to 6.1%.

                                COX RADIO, INC.

     Included in the other intercompany amounts due to CEI are the following transactions:

                                                        (THOUSANDS OF DOLLARS)
                                                        ----------------------
Intercompany due to CEI, December 31, 1994............        $ (61,390)
  Dividends to CEI....................................           (1,400)
  Cash transferred to CEI.............................          110,617
  Acquisitions........................................          (11,697)
  Net operating expense allocations and
     reimbursements...................................         (102,301)
                                                              ---------
Intercompany due to CEI, December 31, 1995............        $ (66,171)
  Dividends to CEI....................................          (12,656)
  Cash transferred to CEI.............................          115,002
  Acquisitions........................................          (21,500)
  Capital contributions by CEI........................           36,744
  Proceeds from initial public offering...............          149,213
  Net operating expense allocations and
     reimbursements...................................         (150,965)
                                                              ---------
Intercompany due from CEI, December 31, 1996..........        $  49,667
                                                              =========
  Cash transferred to CEI.............................          164,720
  Acquisitions........................................         (317,268)
  Borrowings on revolver..............................          235,000
  Net operating expense allocations and
     reimbursements...................................         (129,006)
                                                              ---------
Intercompany due from CEI, December 31, 1997..........        $   3,113
                                                              =========

     In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," Cox Radio has estimated the fair value of its intercompany advances and notes payable. Given the short-term nature of these advances, the carrying amounts reported in the balance sheets approximate fair value.

12. SUPPLEMENTAL CASH FLOW INFORMATION

                                                               1995     1996     1997
                                                              ------   ------   -------
                                                               (THOUSANDS OF DOLLARS)
Additional cash flow information:
  Cash paid for interest....................................  $6,071   $5,466   $ 9,886
  Cash paid for income taxes................................   7,844    6,033    11,142

13. COMMITMENTS AND CONTINGENCIES

     Cox Radio leases land, office facilities, and various items of equipment under noncancellable operating leases. Rental expense under operating leases amounted to $1,735,000 in 1995, $1,520,000 in 1996 and $2,995,000 in 1997.
Future minimum lease payments as of December 31, 1997 for all noncancellable operating leases are as follows (in thousands):

1998........................................................  $ 2,850
1999........................................................    2,715
2000........................................................    2,177
2001........................................................    1,742
2002........................................................    1,242
Thereafter..................................................    3,219
                                                              -------
          Total.............................................  $13,945
                                                              =======

                                COX RADIO, INC.

     Cox Radio has various contracts primarily for sports programming and on-air personalities with future minimum payments for 1998, 1999, 2000 and 2001 of $16.2 million, $11.8 million, $1.0 million and $0.3 million, respectively.

     At December 31, 1997, the Company had outstanding purchase commitments for additions to plant and equipment totaling approximately $0.7 million.

     Cox Radio is a party to various legal proceedings which are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox Radio's consolidated financial position or consolidated results of operations or cash flows.

14. STATION INVESTMENT NOTES RECEIVABLE

     In connection certain transactions discussed in Note 4, the Company has loaned funds at varying rates of interest to certain entities which own radio stations that the Company has agreed to purchase or is operating under an LMA. These Station Investment Notes Receivable have interest rates ranging from 8.5% to 10% and repayment dates ranging from June 1999 to December 2002. These notes are collateralized by substantially all of the assets of the related radio stations.

15. EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

                                                               1996      1997
                                                              -------   -------
                                                                 (AMOUNTS IN
                                                                 THOUSANDS)
NET INCOME..................................................  $14,945   $49,724
                                                              =======   =======
BASIC EPS
Weighted-average common shares outstanding..................   21,762    28,344
                                                              =======   =======
Basic income per common share...............................      .69      1.75
                                                              =======   =======
DILUTED EPS
Weighted-average common shares outstanding..................   21,762    28,344
  Shares issuable on exercise of dilutive options...........       --       550
  Shares assumed to be purchased with proceeds of options...       --      (400)
                                                              -------   -------
Shares applicable to diluted EPS............................   21,762    28,494
                                                              =======   =======
Diluted income per common share.............................      .69      1.75
                                                              =======   =======

     Historical earnings per common share for 1996 assumes (i) 19,578,000 shares issued to CEI in connection with the Cox Radio Consolidation were issued on January 1, 1996 and (ii) 8,625,000 shares issued in connection with the Company's initial public offering were outstanding during the entire fourth quarter.

     Unexercised incentive stock options to purchase 511,673 million of the Company's common stock as of December 31, 1996 were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of Cox Radio common stock during the respective period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents incorporated by reference or filed with this Report

     (1) No financial statement schedules are required to be filed by Items 8 and 14(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

     (2) Exhibits required to be filed by Item 601 of Regulation S-K:

     Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.1     --  Agreement and Plan of Merger, dated as of July 1, 1996, by and among Cox Radio, Inc., New Cox Radio II, Inc., NewCity
               Communications, Inc. and certain stockholders of NewCity
               Communications, Inc.(1)**
   2.2     --  Guaranty by Cox Broadcasting, Inc., dated as of July 1,
               1996, in favor of NewCity Communications, Inc.(1)
   3.1     --  Amended and Restated Certificate of Incorporation of Cox
               Radio, Inc.(1)
   3.2     --  Amended and Restated Bylaws of Cox Radio, Inc.(1)
   4.1     --  Indenture between NewCity Communications, Inc. and Shawmut
               Bank Connecticut, National Association, as Trustee, dated as of November 2, 1993, related to the 11 3/8% Notes due 2003 of NewCity Communications, Inc.(1)**

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.2     --  First Supplemental Indenture between NewCity Communications,
               Inc. and Shawmut Bank Connecticut, National Association, as
               Trustee, dated as of September 16, 1994, relating to the
               11 3/8% Notes due 2003 of NewCity Communications, Inc.(1)
   4.3     --  Specimen of Class A Common Stock Certificate.(1)
  10.1     --  Credit Agreement, dated as of March 7, 1997, by and among
               Cox Radio, Inc., Texas Commerce Bank National Association,
               Nationsbank of Texas, N.A. and Citibank, N.A., individually and as agents, and the other banks signatory thereto.(2)**
  10.2     --  CEI Credit Facility.(1)
  10.3     --  Cox Radio, Inc. Long-Term Incentive Plan.(1)
  10.4     --  Cox Radio, Inc. Employee Stock Purchase Plan.(1)
  10.5     --  Cox Radio, Inc. Restricted Stock Plan for Non-Employee
               Directors(1)
  10.6     --  Tax Allocation and Indemnification Agreement, dated as of
               September 30, 1996, by and between Cox Enterprises, Inc. and
               Cox Radio, Inc.(2)
  21       --  Subsidiaries of the Registrant(3)
  23.1     --  Consent of Deloitte & Touche LLP
  24.1     --  Power of Attorney (included on page 49)
  27.1     --  Financial Data Schedule (for SEC use only)

---------------

(1) Incorporated by reference to Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
(2) Incorporated by reference to Cox Radio's Annual Report on Form 10-K for the period ended December 31, 1996 (Commission File No. 1-12187).
(3) Incorporated by reference to Cox Radio's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (Commission file No. 1-12187).
 ** Schedules and Exhibits intentionally omitted.

Dynamic Station Clusters

                                                          [COX RADIO, INC. LOGO]
Proven Operating Strategy


Customer Focused Selling


Ratings Leadership


Solid Balance Sheet


Portfolio Diversity


Exceptional People                  1997 Annual Report

                             SHAREHOLDER INFORMATION

                             CORPORATE HEADQUARTERS

Cox Radio, Inc.
1400 Lake Hearn Drive, N.E.
Atlanta, GA 30319
404-843-5000

                                   STOCK DATA

Cox Radio's Class A Common Stock is traded on the New York Stock Exchange. Ticker symbol: CXR. Daily newspaper stock table listing: CoxRadio A. As of February 27, 1998, there were 68 shareholders of record of Cox Radio's Class A Common Stock and one shareholder of record of the Class B Common Stock, Cox Broadcasting, Inc. There is no established trading market for Cox Radio's Class B Common Stock. There were no sales of unregistered securities of the Company. There have been no stock or cash dividends paid on any of Cox Radio's equity securities. Cox Radio does not intend to pay cash dividends in the foreseeable future.

Class A Common Stock commenced trading on September 27, 1996, following effectiveness of the Company's initial public offering. Accordingly, history of sales prices is limited to 1997 and the fourth quarter of 1996.

                          QUARTERLY MARKET INFORMATION

Class A Common Stock
1996                     High              Low
Fourth Quarter           $23 1/2           $16

1997
First Quarter            $21 1/8           $17 1/4
Second Quarter            27 9/16           19 5/8
Third Quarter             29 3/4            23 15/16
Fourth Quarter            42                30 5/16

Cox Radio has been selected for listing on the Chicago Board Options Exchange, a national securities exchange. Trading in options began on February 28, 1997.

                          TRANSFER AGENT AND REGISTRAR

First Chicago Trust Company of New York
P.O. Box 2500
Jersey City, N.J. 07303-2500
(201) 324-1225
http://www.fctc.com
fctc@em.fcnbd.com

                         ANNUAL MEETING OF SHAREHOLDERS

May 13, 1998, 9:30 a.m.
Cox Radio Corporate Headquarters
1400 Lake Hearn Drive, N.E.
Atlanta, GA 30319

                                    FORM 10-K

Cox Radio's Annual Report on Form 10-K as filed with the Securities and Exchange Commission is available free upon written request to: Finance Department, Cox Radio, Inc., at the address above.

                               COMPANY INFORMATION

Communications regarding stock transfers, lost certificates or account changes should be directed to the transfer agent, First Chicago Trust Company of New York. For other information, contact one of the following:

Analysts/Institutional Investors: Maritza Pichon, Chief Financial Officer, 404-843-5159, fax: 404-843-5890.

Individual Shareholders: Tye Hanna, Assistant Controller, 404-843-5572, fax:
404-843-5890.

News media: Ellen East, Assistant Director, Communication, 404-843-5281, fax:
404-843-5109.

                              INDEPENDENT AUDITORS

Deloitte & Touche LLP
100 Peachtree St.
Suite 1700
Atlanta, GA 30303-1943
404-220-1500


COX RADIO, INC.

BOARD OF DIRECTORS

Chairman
Nicholas D. Trigony
President
Cox Broadcasting, Inc.

David E. Easterly
President and Chief
Operating Officer
Cox Enterprises, Inc.

Ernest D. Fears, Jr.
Lecturer
Howard University

Richard F. Ferguson
Vice President and
Chief Operating Officer
Cox Radio, Inc.

Paul M. Hughes
President and Chief
Operating Officer
OG Holding Ltd.

James C. Kennedy
Chairman and Chief
Executive Officer
Cox Enterprises, Inc.

Robert F. Neil
President and Chief
Executive Officer
Cox Radio, Inc.

EXECUTIVE OFFICERS

Robert F. Neil
President and Chief
Executive Officer

Richard F. Ferguson
Vice President and Chief
Operating Officer

Maritza C. Pichon
Chief Financial Officer

Marc W. Morgan
Senior Group
Vice President

James T. Morley
Senior Group
Vice President

Robert B. Green
Group Vice President

Richard A. Reis
Group Vice President

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

Date: March 27, 1998

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

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----

              /s/ NICHOLAS D. TRIGONY                Chairman of the Board of            March 27, 1998
---------------------------------------------------    Directors
                Nicholas D. Trigony

                /s/ ROBERT F. NEIL                   President and Chief Executive       March 27, 1998
---------------------------------------------------    Officer; Director
                  Robert F. Neil

               /s/ MARITZA C. PICHON                 Chief Financial Officer             March 27, 1998
---------------------------------------------------    (principal accounting
                 Maritza C. Pichon                     officer and principal
                                                       financial officer)

               /s/ JAMES C. KENNEDY                  Director                            March 27, 1998
---------------------------------------------------
                 James C. Kennedy

               /s/ DAVID E. EASTERLY                 Director                            March 27, 1998
---------------------------------------------------
                 David E. Easterly

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----

             /s/ ERNEST D. FEARS, JR.                Director                            March 27, 1998
---------------------------------------------------
               Ernest D. Fears, Jr.

                /s/ PAUL M. HUGHES                   Director                            March 27, 1998
---------------------------------------------------
                  Paul M. Hughes