Form 10-Q
period 1998-03-31
COX RADIO INC
filed 1998-05-11
CIK 1018522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)
[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                 Yes   X            No
                     -----             -----

                                   ----------

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         There were 8,869,620 shares of Class A Common Stock outstanding as of May 1, 1998.

         There were 19,577,672 shares of Class B Common Stock outstanding as of May 1, 1998.

                                 COX RADIO, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.................................................    3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS............................................   10

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........   13

                          PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................   14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.....................................   14

SIGNATURES......................................................................   15

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 COX RADIO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          MARCH 31,     DECEMBER 31,
                                                                            1998            1997
                                                                         ---------      ------------
                                                                            (THOUSANDS OF DOLLARS,
                                                                            EXCEPT PER SHARE DATA)
ASSETS
Current Assets:
  Cash and cash equivalents ..........................................    $  7,938       $  6,218
  Accounts  receivable, less allowance for doubtful accounts
     of $1,897 and $1,875, respectively ..............................      43,424         50,680
  Prepaid expenses and other current assets ..........................       5,032          3,795
                                                                          --------       --------

     Total current assets ............................................      56,394         60,693

Plant and equipment, net .............................................      46,646         46,071
Intangible assets, net ...............................................     537,946        518,926
Amounts due from Cox Enterprises, Inc. ...............................           -          3,113
Station investment notes receivable ..................................      18,168         18,220
Other assets .........................................................      16,558          7,617
                                                                          --------       --------

     Total assets ....................................................    $675,712       $654,640
                                                                          ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..............................    $ 21,730       $ 21,767
  Income taxes payable ...............................................       2,941          3,487
  Other current liabilities ..........................................       1,997          1,964
                                                                          --------       --------
     Total current liabilities .......................................      26,668         27,218

Amounts due to Cox Enterprises, Inc. .................................      17,466              -
Notes payable ........................................................     235,756        235,740
Deferred income taxes ................................................     105,027        104,401
                                                                          --------       --------
     Total liabilities ...............................................     384,917        367,359
                                                                          --------       --------


Commitments and contingencies (Note 3)

Shareholders' equity:
  Class A common stock, $1.00 par value; 70,000,000 shares
     authorized and 8,868,885 shares outstanding .....................       8,869          8,831
  Class B common stock, $1.00 par value; 45,000,000 shares
     authorized and 19,577,672 shares outstanding ....................      19,578         19,578
  Additional paid-in capital .........................................     251,338        250,637
  Retained earnings ..................................................      11,010          8,235
                                                                          --------       --------
     Total shareholders' equity ......................................     290,795        287,281
                                                                          --------       --------
     Total liabilities and shareholders' equity ......................    $675,712       $654,640
                                                                          ========       ========


See notes to consolidated financial statements.

                                 COX RADIO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          -----------------------
                                                                            1998          1997
                                                                          --------       --------
                                                                           (THOUSANDS OF DOLLARS,
                                                                           EXCEPT PER SHARE DATA)
NET REVENUES:
   Local .............................................................    $ 38,545       $ 21,292
   National ..........................................................      12,783          7,114
   Other .............................................................         732            749
                                                                          --------       --------
     Total net revenues ..............................................      52,060         29,155
COSTS AND EXPENSES:
   Operating .........................................................      13,094          8,192
   Selling, general and administrative ...............................      22,399         11,407
   Corporate general and administrative ..............................       1,875          1,422
   Depreciation and amortization .....................................       5,361          2,052
                                                                          --------       --------

OPERATING INCOME .....................................................       9,331          6,082

OTHER INCOME (EXPENSE):
Interest income ......................................................          27            947
Interest expense .....................................................      (3,844)            (4)
Gain on sale of radio stations .......................................           -         49,227
Other - net ..........................................................         (58)           (72)
                                                                          --------       --------
INCOME BEFORE INCOME TAXES ...........................................       5,456         56,180
Income taxes .........................................................       2,681         21,977
                                                                          --------       --------
NET INCOME ...........................................................    $  2,775       $ 34,203
                                                                          ========       ========

Basic and diluted income per common share ............................    $    .10       $   1.21
                                                                          ========       ========

Weighted average basic common shares outstanding .....................      28,427         28,313
                                                                          ========       ========
Weighted average diluted common shares outstanding ...................      28,708         28,329
                                                                          ========       ========





See notes to consolidated financial statements.

                                 COX RADIO, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                              CLASS A                CLASS B
                                            COMMON STOCK          COMMON STOCK        ADDITIONAL
                                        --------------------- ---------------------    PAID-IN       RETAINED
                                         SHARES      AMOUNT    SHARES     AMOUNT       CAPITAL       EARNINGS        TOTAL
                                        --------   ---------  --------   ---------    ----------   -----------     --------
                                                                       (AMOUNTS IN THOUSANDS)

BALANCE AT DECEMBER 31, 1997 ........      8,831   $   8,831    19,578   $  19,578   $   250,637   $    8,235     $ 287,281
  Net income.........................         --          --        --          --            --        2,775         2,775
  Issuance of Class A common stock
     related to incentive plans......         38          38        --          --           701           --           739

                                        --------   --------- ---------   ---------   -----------   -----------    ---------
BALANCE AT MARCH 31, 1998 ...........      8,869      $8,869    19,578   $  19,578   $   251,338   $    11,010    $ 290,795
                                        ========   ========= =========   =========   ===========   ===========    =========


See notes to consolidated financial statements.

                                 COX RADIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          -----------------------
                                                                            1998           1997
                                                                          --------       --------
                                                                           (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................................    $  2,775       $ 34,203
Items not requiring cash:
  Depreciation .......................................................       1,273            717
  Amortization .......................................................       4,088          1,335
  Deferred income taxes ..............................................         708         19,347
  Gain on sale of radio stations .....................................           -        (49,227)
Decrease in accounts receivable ......................................       7,256          5,370
Increase (decrease) in accounts payable and accrued expenses .........        (169)         2,201
Decrease in taxes payable ............................................        (546)          (810)
Payment of UAP liability .............................................           -           (646)
Other, net ...........................................................      (1,270)        (1,236)
                                                                          --------       --------
       Net cash provided by operating activities .....................      14,115         11,254
                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .................................................      (1,847)        (1,865)
Acquisitions, net of cash acquired ...................................     (23,086)        (1,500)
Increase in other long-term assets ...................................      (8,912)          (357)
Net proceeds from sale of radio stations .............................           -         19,741
Other, net ...........................................................           8            217
                                                                          --------       --------
       Net cash provided by (used in) investing activities ...........     (33,837)        16,236
                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in amounts due to/(from) CEI ..................................      20,579        (18,153)
Proceeds from stock options exercised ................................         731              -
Increase (decrease) in book overdrafts ...............................         132           (531)
                                                                          --------       --------
       Net cash provided by (used in) financing activities ...........      21,442        (18,684)
                                                                          --------       --------

Net increase in cash and cash equivalents ............................       1,720          8,806
Cash and cash equivalents at beginning of period .....................       6,218         10,595
                                                                          --------       --------
Cash and cash equivalents at end of period ...........................    $  7,938       $ 19,401
                                                                          ========       ========


See notes to consolidated financial statements.

                                 COX RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1998

1.  BASIS OF PRESENTATION AND OTHER INFORMATION

         Cox Radio, Inc. ("Cox Radio or the "Company") is a leading national radio broadcast company whose business is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. ("CEI") indirectly owns approximately 69% of the Common Stock of Cox Radio.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997 and notes thereto contained in Cox Radio's Annual Report on Form 10-K filed with the Securities and Exchange Commission (Commission File No. 1-12187).

         The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998 or any interim period.

2.    ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

         In January 1998, the Company entered into an agreement to assign its option to purchase KRIO-FM serving the San Antonio market for an aggregate consideration of $.3 million (the "San Antonio Disposition").

         In February 1998, the Company entered into an agreement to acquire WCLR-FM, WZLR-FM and WPTW-AM serving the Dayton, Ohio market for approximately $6 million (the "Dayton Acquisition"). The Company has been operating these stations pursuant to an LMA since December 1997. In addition, the Company has entered into a Station Investment Note Receivable with the seller for $6 million. See further discussion at Note 4. Pending certain regulatory approvals, the Company anticipates closing the Dayton Acquisition in the second half of 1998.

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

         In March 1998, the Company acquired KONO-FM and KONO-AM in San Antonio for $23 million (the "San Antonio Acquisition II").

         In April 1998, the Company entered into an agreement to acquire the assets of WBLI-FM, WBAB-FM, WHFM-FM and WGBB-AM, serving the Nassau-Suffolk, New York, market for consideration of $48 million. Pending legal and regulatory approvals, the Company expects to close this transaction in the second quarter of 1998.

         The following unaudited pro forma summary of operations presents the consolidated results of operations as if all consummated and pending transactions had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future.


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                            1997           1998
                                                                        -----------    -------------
                                                                          (AMOUNTS IN THOUSANDS,
                                                                          EXCEPT PER SHARE DATA)
                          Net revenues............................       $  49,875       $  54,565
                          Corporate general and administrative
                          expenses................................           1,898           1,875
                          Depreciation and amortization...........           5,350           5,745
                          Operating income........................           6,549           9,262
                          Net income..............................       $   1,201       $   2,471
                                                                         =========       =========


                          Basic and diluted pro forma earnings per
                          common share............................       $     .04       $     .09
                                                                         =========       =========
                          Basic pro forma shares outstanding......          28,313          28,427
                                                                         =========       =========
                          Diluted pro forma shares outstanding....          28,329          28,708
                                                                         =========       =========

3.  COMMITMENTS AND CONTINGENCIES

    On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility (the "Credit Agreement"). The interest rate is based on the London Interbank Offered Rate plus a spread determined by certain leverage ratios. This facility also includes a commitment fee on the unused portion of the total amount available of .1% to .25% based on certain leverage ratios.

         At March 31, 1998, the Company had approximately $235.8 million of outstanding indebtedness and had approximately $64.2 million available under the Credit Agreement.

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

4.    STATION INVESTMENT NOTE RECEIVABLE

         In connection with the Dayton Acquisition, the Company has loaned $6 million to an entity which owns radio stations that the Company is operating under local marketing agreements. This Station Investment Note Receivable has an interest rate of 10% and is collateralized by substantially all of the assets of radio stations WCLR-FM, WZLR-FM and WPTW-AM.

5.   EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                           1997           1998
                                                                           ----           ----
                                                                            (AMOUNTS IN THOUSANDS)
          NET INCOME                                                     $ 34,203          $ 2,775
                                                                         ========          =======

          BASIC EPS
          Weighted-average common shares outstanding                       28,313           28,427
                                                                         ========          =======
          Basic income per common share                                      1.21              .10
                                                                         ========          =======

          DILUTED EPS
          Weighted-average common shares outstanding                       28,313           28,427
             Shares issuable on exercise of dilutive options                  572              698
             Shares assumed to be purchased with proceeds of options         (556)            (417)
                                                                         --------           ------
          Shares applicable to diluted EPS                                 28,329           28,708
                                                                         ========          =======
          Diluted income per common share                                    1.21              .10
                                                                         ========          =======

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS OF COX RADIO


         The following discussion should be read in conjunction with the accompanying historical Consolidated Statements of Income for the three month periods ended March 31, 1998 and 1997.

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


ACQUISITIONS AND DISPOSITIONS

         During the past several years, the Company has actively managed its portfolio of radio stations through selected acquisitions, dispositions and swaps, as well as the use of local marketing agreements

("LMA's") and joint sales agreements ("JSA's"). Specific transactions entered into or consummated by the Company during the three months ended March 31, 1998 are discussed below.

    In January 1998, the Company entered into an agreement to assign its option to purchase KRIO-FM serving the San Antonio market for an aggregate consideration of $.3 million (the "San Antonio Disposition").

     In February 1998, the Company entered into an agreement to acquire WCLR-FM, WZLR-FM and WPTW-AM serving the Dayton, Ohio market for approximately $6 million (the "Dayton Acquisition"). The Company has been operating these stations pursuant to an LMA since December 1997. In addition, the Company has entered into a Station Investment Note Receivable with the seller for $6 million. See further discussion at Note 4 to the Company's Consolidated Financial Statements included elsewhere herein. Pending certain regulatory approvals, the Company anticipates closing the Dayton Acquisition in the second half of 1998.

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

         In March 1998, the Company acquired KONO-FM and KONO-AM in San Antonio for $23 million (the "San Antonio Acquisition II").

         In April 1998, the Company entered into an agreement to acquire the assets of WBLI-FM, WBAB-FM, WHFM-FM and WGBB-AM, serving the Nassau-Suffolk, New York, market for consideration of $48 million. Pending legal and regulatory approvals, the Company expects to close this transaction in the second quarter of 1998.


RESULTS OF OPERATIONS

Three months ended March 31, 1998 compared to three months ended March 31, 1997

         Net Revenues. Net revenues for the first quarter of 1998 increased $22.9 million to $52.1 million, a 78.6% increase over the first quarter of 1997. This increase was primarily attributable to the acquisition of NewCity Communications, Inc. (the "NewCity Acquisition") in April 1997. Additionally, substantial increases in net revenues at the stations in Atlanta, Miami and Dayton were realized as a result of continued strong ratings performance.

         Station Operating Expenses. Station operating expenses increased $15.9 million to $35.5 million, an increase of 81.1% over the first quarter of 1997. The increase was primarily attributable to the NewCity Acquisition and also due to higher programming and sales related costs which are driven by ratings and revenues, respectively.

         Broadcast Cash Flow. Broadcast cash flow increased $7.0 million to $16.6 million, a 73.4% increase over the first quarter of 1997 for the reasons discussed above.

         Corporate general and administrative expenses. Corporate general and administrative expenses increased $.5 million to $1.9 million primarily due to higher overhead costs incurred as a result of the significant increase in number of stations owned and/or operated in 1998.

         Operating Income. Operating income for the first quarter of 1998 increased $3.2 million to $9.3 million, an increase of 53.4% over the first quarter of 1997 for the reasons discussed above.

         Interest expense. Interest expense during the first quarter of 1998 totaled $3.8 million as compared to first quarter 1997 interest income of $.9 million as a result of borrowings incurred to complete the Company's recent acquisitions the most significant of which was the NewCity Acquisition.

         Net Income. Net income decreased $31.4 million from the first quarter of 1997 to $2.8 million primarily as a result of the first quarter 1997 after-tax gain on the sale of WCKG-FM and WYSY-FM (Chicago) of approximately $29.3 million in addition to the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio's operating activities and through borrowings under the Credit Agreement (as defined below). For the three months ended March 31, 1998, cash from operations increased $2.9 million to $14.1 million, primarily attributable to an increase in net income excluding the gain on WCKG-FM and WYSY-FM (Chicago), a decrease in accounts receivable and an increase in depreciation and amortization expenses offset by a decrease in accounts payable and accrued expenses. In addition, cash requirements have been funded on a temporary basis through intercompany advances from CEI under a revolving credit facility with CEI (the "CEI Credit Facility"). Borrowings by the Company under the CEI Credit Facility are typically repaid by the Company within 30 days. Borrowings under the CEI Credit Facility accrue interest at CEI's commercial paper rate plus .40%.
CEI continues to perform day-to-day cash management services for Cox Radio.

    On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility (the "Credit Agreement"). The interest rate is based on the London Interbank Offered Rate plus a spread determined by certain leverage ratios. This facility also includes a commitment fee on the unused portion of the total amount available of .1% to .25% based on certain leverage ratios.

         At March 31, 1998, the Company had approximately $235.8 million of outstanding indebtedness and had approximately $64.2 million available under the Credit Agreement.

         The Company has entered into interest rate swap agreements with certain lenders providing bank financing. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements are recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges

         Future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. The Company expects its operations to generate sufficient cash to meet its capital expenditures and debt service requirements. Additional cash requirements, including funds for pending or other acquisitions, will be funded by various sources, including the proceeds from bank financing and, if or when appropriate, other issuances of Company securities.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

                                EXHIBIT
                                NUMBER                               DESCRIPTION
                                -------    ------------------------------------------------------------------
                                2.1        --  Agreement and Plan of Merger, dated as of July 1, 1996, by and among Cox Radio, Inc., New Cox Radio II, Inc.,
                                               NewCity Communications, Inc. and certain stockholders of
                                               NewCity Communications, Inc. (1)**
                                2.2        --  Guaranty by Cox Broadcasting, Inc., dated as of July 1,
                                               1996, in favor of NewCity Communications, Inc. (1)
                                3.1        --  Amended and Restated Certificate of Incorporation of
                                               Cox Radio, Inc. (1)
                                3.2        --  Amended and Restated Bylaws of Cox Radio, Inc. (1)
                                4.1        --  Indenture between NewCity Communications, Inc. and
                                               Shawmut Bank Connecticut, National Association, as Trustee,
                                               dated as of November 2, 1993, related to the 11 3/8% Notes due 2003 of NewCity Communications, Inc. (1)**
                                4.2        --  First Supplemental Indenture between NewCity Communications,
                                               Inc. and Shawmut Bank Connecticut, National Association, as
                                               Trustee, dated as of September 16, 1994, relating to
                                               the 11 3/8% Notes due 2003 of NewCity Communications, Inc. (1)
                                4.3        --  Specimen of Class A Common Stock Certificate. (1)
                               10.1        --  Credit Agreement, dated as of March 7, 1997, by and among Cox
                                               Radio, Inc., Texas Commerce Bank National Association,
                                               Nationsbank of Texas, N.A. and Citibank, N.A., individually and as agents, and the other banks signatory thereto.(2)**
                               10.2        --  CEI Credit Facility. (1)
                               10.3        --  Cox Radio, Inc. Long-Term Incentive Plan. (1)
                               10.4        --  Cox Radio, Inc. Employee Stock Purchase Plan. (1)
                               10.5        --  Cox Radio, Inc. Restricted Stock Plan for Non-Employee
                                               Directors (1)
                               10.6        --  Tax Allocation and Indemnification Agreement, dated as of
                                               September 30, 1996, by and between Cox Enterprises, Inc. and
                                               Cox Radio, Inc. (2)
                               11          --  Statement Re: Computation of Per Share Earnings
                               27          --  Financial Data Schedule (for SEC use only)

----------

   (1) Incorporated by reference to Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).

   (2) Incorporated by reference to Cox Radio's Annual Report on Form 10-K for the period ended December 31, 1996 (Commission File No. 1-12187).

** Schedules and Exhibits intentionally omitted.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COX RADIO, INC.







May 11, 1998                                 /s/ Maritza C. Pichon
                                            -----------------------------
                                            Maritza C. Pichon
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                             duly authorized officer)