Form 10-Q
period 1998-06-30
COX RADIO INC
filed 1998-08-11
CIK 1018522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

         There were 8,875,861 shares of Class A Common Stock outstanding as of July 31, 1998.

         There were 19,577,672 shares of Class B Common Stock outstanding as of July 31, 1998.

                                 COX RADIO, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                           PART I - FINANCIAL INFORMATION                                 ----

ITEM 1.           FINANCIAL STATEMENTS......................................................................3

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS................................................................10
ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................14


                                             PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................15

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.........................................................16

SIGNATURES.................................................................................................17

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 COX RADIO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                  JUNE 30,   DECEMBER 31,
                                                                    1998          1997
                                                                  --------      --------
                                                                  (THOUSANDS OF DOLLARS)

ASSETS
Current Assets:
  Cash and cash equivalents ................................      $  7,120      $  6,218
  Accounts receivable, less allowance for doubtful accounts
     of $2,139 and $1,875, respectively ....................        56,085        50,680
  Prepaid expenses and other current assets ................         5,210         3,795
                                                                  --------      --------
     Total current assets ..................................        68,415        60,693

Plant and equipment, net ...................................        50,310        46,071
Intangible assets, net .....................................       578,334       518,926
Amounts due from Cox Enterprises, Inc. .....................        12,612         3,113
Station investment notes receivable ........................        18,164        18,220
Other assets ...............................................         7,896         7,617
                                                                  --------      --------

     Total assets ..........................................      $735,731      $654,640
                                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ....................      $ 25,144      $ 21,767
  Income taxes payable .....................................         4,781         3,487
  Other current liabilities ................................         1,983         1,964
                                                                  --------      --------

     Total current liabilities .............................        31,908        27,218

Notes payable ..............................................       300,375       235,740
Deferred income taxes ......................................       106,187       104,401
                                                                  --------      --------
     Total liabilities .....................................       438,470       367,359
                                                                  --------      --------

Commitments and contingencies (Note 3)

Shareholders' equity:
  Class A common stock, $1.00 par value; 70,000,000 shares
     authorized and 8,874,361 shares outstanding ...........         8,874         8,831
  Class B common stock, $1.00 par value; 45,000,000 shares
     authorized and 19,577,672 shares outstanding ..........        19,578        19,578
  Additional paid-in capital ...............................       251,454       250,637
  Retained earnings ........................................        17,355         8,235
                                                                  --------      --------
     Total shareholders' equity ............................       297,261       287,281
                                                                  --------      --------

     Total liabilities and shareholders' equity ............      $735,731      $654,640
                                                                  ========      ========

See notes to consolidated financial statements.

                                       3

                                 COX RADIO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                JUNE 30,
                                                     --------------------    ---------------------
                                                       1998        1997         1998        1997
                                                     --------    --------    ---------    --------
                                                          (In thousands, except per share data)
NET REVENUES:
   Local ..........................................  $ 51,059    $ 39,550    $  89,604    $ 60,842
   National .......................................    17,117      14,187       29,900      21,301
   Other ..........................................       985         612        1,717       1,361
                                                     --------    --------    ---------    --------
     Total revenues ...............................    69,161      54,349      121,221      83,504

COSTS AND EXPENSES:
   Operating ......................................    16,445      13,650       29,539      21,842
   Selling, general and administrative.............    28,485      22,394       50,884      33,801
   Corporate general and administrative............     2,057       2,028        3,932       3,450
   Depreciation and amortization...................     5,593       5,133       10,954       7,185
                                                     --------    --------    ---------    --------

OPERATING INCOME ..................................    16,581      11,144       25,912      17,226

OTHER INCOME (EXPENSE):
Interest income ...................................       184         525          211       1,472
Interest expense ..................................    (4,034)     (3,567)      (7,878)     (3,571)
Gain on sale of radio station .....................         -                        -      49,223
Other - net .......................................       (92)       (196)        (150)       (264)
                                                     --------    --------    ---------    --------
INCOME BEFORE INCOME TAXES ........................    12,639       7,906       18,095      64,086
Income taxes ......................................     6,294       3,969        8,975      25,946
                                                     --------    --------    ---------    --------
NET INCOME ........................................  $  6,345    $  3,937    $   9,120    $ 38,140
                                                     ========    ========    =========    ========

Basic net income per common share .................  $    .22    $    .14    $     .32    $   1.35
                                                     ========    ========    =========    ========
Diluted net income per common share ...............  $    .22    $    .14    $     .32    $   1.34
                                                     ========    ========    =========    ========
Weighted average basic common share
outstanding .......................................    28,448      28,335       28,438      28,324
                                                     ========    ========    =========    ========
Weighted average diluted common share
outstanding .......................................    28,763      28,414       28,735      28,363
                                                     ========    ========    =========    ========

See notes to consolidated financial statements.

                                 COX RADIO, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                              CLASS A                   CLASS B
                                            COMMON STOCK             COMMON STOCK      ADDITIONAL
                                     ---------------------------   ------------------    PAID-IN     RETAINED
                                        SHARES         AMOUNT      SHARES     AMOUNT     CAPITAL     EARNINGS    TOTAL
                                     ------------   ------------   -------   --------   ---------   ---------   --------
                                                                              (IN THOUSANDS)

BALANCE AT DECEMBER 31, 1997 .....          8,831   $      8,831    19,578   $ 19,578   $ 250,637   $   8,235   $287,281
  Net income .....................                                                                      9,120      9,120
  Issuance of Class A common stock
     related to incentive plans ..             43             43                              817                    860

                                     ============   ============   =======   ========   =========   =========   ========
BALANCE AT JUNE 30, 1998                    8,874   $      8,874    19,578     19,578   $ 251,454   $  17,355   $297,261
                                     ============   ============   =======   ========   =========   =========   ========




See notes to consolidated financial statements.

                                 COX RADIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                    ---------------------
                                                      1998         1997
                                                    --------    ---------
                                                    (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................   $  9,120    $  38,140
Items not requiring cash:
  Depreciation ..................................      2,579        2,205
  Amortization ..................................      8,375        4,980
  Deferred income taxes .........................      1,770       22,852
  Gain on sale of radio stations ................          -      (49,223)
Increase in accounts receivable .................     (5,405)         (26)
Increase in accounts payable and accrued
  expenses ......................................      1,488           50
Increase (decrease) in taxes payable ............      1,295       (5,455)
Other, net ......................................     (2,120)      (1,122)
                                                    --------    ---------
       Net cash provided by operating activities      17,102       12,411
                                                    --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ............................     (3,893)      (4,171)
Acquisitions, net of cash acquired ..............    (69,370)    (283,517)
Increase in other long-term assets ..............     (1,561)     (17,546)
Net proceeds from sale of radio stations ........          -       19,741
Other, net ......................................         15          237
                                                    --------    ---------
       Net cash used in investing activities ....    (74,809)    (285,256)
                                                    --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amounts due to (from) CEI ...........     (9,499)      56,915
Net borrowings of debt ..........................     65,375      214,994
Proceeds from stock options exercised ...........        845            -
Decrease in book overdrafts .....................      1,888        1,891
                                                    --------    ---------
       Net cash provided by financing activities      58,609      273,800
                                                    --------    ---------

Net increase in cash and cash equivalents .......        902          955
Cash and cash equivalents at beginning of
  period ........................................      6,218       10,595
                                                    --------    ---------
Cash and cash equivalents at end of period ......   $  7,120    $  11,550
                                                    ========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ........................   $  8,005    $   2,430
  Cash paid for taxes ...........................   $  5,785    $   9,985


See notes to consolidated financial statements.

                                 COX RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1998

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

         The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998 or any interim period.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The effect on the financial statements upon adoption of SFAS No. 133 has not been determined.

3.    ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

         In January 1998, the Company entered into an agreement to assign its option to purchase KRIO-FM serving the San Antonio, Texas market for an aggregate consideration of $.3 million (the "San Antonio Disposition").

         In February 1998, the Company entered into an agreement to acquire WCLR-FM, WZLR-FM and WPTW-AM serving the Dayton, Ohio market for approximately $6 million (the "Dayton Acquisition"). The Company has been operating these stations pursuant to an LMA since December 1997. In addition, the Company has entered into a Station Investment Note Receivable with the seller of such stations for $6 million. Pending certain regulatory approvals, the Company anticipates closing the Dayton Acquisition in the second half of 1998.

         In February 1998, the Company entered into an agreement to acquire the assets of WTLN-FM serving the Orlando, Florida market for consideration of $14.5 million. In a related transaction, the Company entered into an agreement to dispose of the assets of WZKD-AM, also serving the Orlando, Florida market for $.5 million (the "Orlando Exchange"). Pending certain regulatory approvals, the Company expects to complete the Orlando Exchange in the second half of 1998 or the first half of 1999.

         In March 1998, the Company acquired KONO-FM and KONO-AM in San Antonio for $23 million (the "San Antonio Acquisition II").

         In May 1998, the Company completed its acquisition of the assets of WBLI-FM, WBAB-FM, WHFM-FM and WGBB-AM, serving the Nassau-Suffolk, New York market for consideration of $48 million.

         The following unaudited pro forma summary of operations presents the consolidated results of operations as if all consummated and pending transactions had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future.


                                                              THREE MONTH ENDED   SIX MONTHS ENDED
                                                                  JUNE 30,             JUNE 30,
                                                              -----------------   -------------------
                                                               1998      1997       1998       1997
                                                              -------   -------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues .............................................    $71,076   $61,629   $125,630   $111,216
Corporate general and administrative expenses ............      2,057     2,028      3,932      3,926
Depreciation and amortization ............................      5,785     5,898     11,530     11,248
Operating income .........................................     16,962    12,634     26,251     19,297
Net income ...............................................      6,294     3,643      8,781      4,911
                                                              =======   =======   ========   ========

Basic and diluted pro forma net income per common
share.....................................................    $   .22   $   .13   $    .31   $    .17
                                                              =======   =======   ========   ========

Basic pro forma shares outstanding .......................     28,448    28,335     28,438     28,324
                                                              =======   =======   ========   ========
Diluted pro forma shares outstanding .....................     28,763    28,414     28,735     28,363
                                                              =======   =======   ========   ========


4.   COMMITMENTS AND CONTINGENCIES

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

         At June 30, 1998, the Company had approximately $100 million of outstanding indebtedness under the Credit Agreement and had approximately $200 million available under the Credit Agreement. The interest rate applied to amounts due under the Credit Agreement was 6.06% at June 30, 1998.

         On May 26, 1998, the Company issued and sold an aggregate of $200 million principal amount of notes (the "Original Notes") in an offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Rule 144A thereunder. As provided in the Registration Rights Agreement dated as of May 26, 1998 among the Company, its wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a guarantor of the Original Notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., the Company is preparing to commence an offer to exchange the Original Notes for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the Original Notes) to be registered under the Securities Act.

         The Company has entered into interest rate swap agreements with certain lenders providing bank financing. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received on the interest rate swap agreements are recognized as adjustments to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by such counterparties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. $138,000 and $216,000 of interest expense were recorded on these interest rate swap agreements for the three and six month periods ending June 30, 1998, respectively. At June 30, 1998 the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $2.2 million.

5.   EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE


                                                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------    -------------------------
                                                                            1998           1997           1998           1997
                                                                          --------       --------       --------       --------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

          NET INCOME ...................................................  $  6,345       $  3,937       $  9,120       $ 38,140
                                                                          ========       ========       ========       ========



          BASIC EPS
          Weighted-average common shares outstanding ....................   28,448         28,335         28,438         28,324
                                                                          ========       ========       ========       ========
          Basic net income per common share ............................. $    .22       $    .14       $    .32       $   1.35
                                                                          ========       ========       ========       ========

          DILUTED EPS
          Weighted-average common shares outstanding ....................   28,448         28,335         28,438         28,324
             Shares issuable on exercise of dilutive options.............      692            641            692            641
             Shares assumed to be purchased with proceeds of options.....     (377)          (562)          (395)          (602)
                                                                          --------       --------       --------       --------
          Shares applicable to diluted EPS ..............................   28,763         28,414         28,735         28,363
                                                                          ========       ========       ========       ========
          Diluted net income per common share ........................... $    .22       $    .14       $    .32       $   1.34
                                                                          ========       ========       ========       ========


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS OF COX RADIO


         The following discussion should be read in conjunction with the accompanying historical Consolidated Statements of Income for the three and six month periods ended June 30, 1998 and 1997.

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

         The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow and EBITDA. Broadcast Cash Flow is defined as operating income plus depreciation and amortization and corporate general and administrative expenses. EBITDA is defined as operating income plus depreciation and amortization. "After-tax" cash flow is defined as net income (loss) before extraordinary items plus depreciation, amortization and deferred tax expense. Although Broadcast Cash Flow, EBITDA and after-tax cash flow are not recognized under generally accepted accounting principles ("GAAP"), they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, the Company believes that these measures will be useful to investors. However, Broadcast Cash Flow, EBITDA or after-tax cash flow should not be considered to be an alternative to operating income as determined in accordance with GAAP, an alternative to cash flows from operating activities (as a measure of liquidity) or an indicator of the Company's performance under GAAP.

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


ACQUISITIONS AND DISPOSITIONS

         During the past several years, the Company has actively managed its portfolio of radio stations through selected acquisitions, dispositions and swaps, as well as the use of local marketing agreements ("LMA's") and joint sales agreements ("JSA's"). Specific transactions entered into or consummated by the Company during the six months ended June 30, 1998 are discussed below.

         In January 1998, the Company entered into an agreement to assign its option to purchase KRIO-FM serving the San Antonio, Texas market for an aggregate consideration of $.3 million (the "San Antonio Disposition").

         In February 1998, the Company entered into an agreement to acquire WCLR-FM, WZLR-FM and WPTW-AM serving the Dayton, Ohio market for approximately $6 million (the "Dayton Acquisition"). The Company has been operating these stations pursuant to an LMA since December 1997. In addition, the Company has entered into a Station Investment Note Receivable with the seller of such stations for $6 million. See further discussion at Note 4 to the Company's Consolidated Financial Statements included elsewhere herein. Pending certain regulatory approvals, the Company anticipates closing the Dayton Acquisition in the second half of 1998.

         In February 1998, the Company entered into an agreement to acquire the assets of WTLN-FM serving the Orlando, Florida market for consideration of $14.5 million. In a related transaction, the Company entered into an agreement to dispose of the assets of WZKD-AM, also serving the Orlando, Florida market for $.5 million (the "Orlando Exchange"). Pending certain regulatory approvals, the Company expects to complete the Orlando Exchange in the second half of 1998 or the first half of 1999.

         In March 1998, the Company acquired KONO-FM and KONO-AM in San Antonio for $23 million (the "San Antonio Acquisition II").

         In May 1998, the Company completed its acquisition of the assets of WBLI-FM, WBAB-FM, WHFM-FM and WGBB-AM, serving the Nassau-Suffolk, New York market for consideration of $48 million.

RESULTS OF OPERATIONS

Three months ended June 30, 1998 compared to three months ended June 30, 1997

         Net Revenues. Net revenues for the second quarter of 1998 increased $14.8 million to $69.2 million, a 27.3% increase over the second quarter of 1997. This increase was primarily attributable to strong ratings performance in the Atlanta, Los Angeles and Miami markets as well as the Company's recent acquisitions. These acquisitions included the August 1997 LMA of WBHJ-FM and WBHK-FM in Birmingham, the September 1997 acquisition of KISS-FM, KSMG-FM and KLUP-AM in San Antonio and the May 1998 acquisition of WBAB-FM, WBLI-FM, WHFM-FM and WGBB-AM in Long Island, New York.

         Station Operating Expenses. Station operating expenses increased $8.9 million to $44.9 million, an increase of 24.7% over the second quarter of 1997. The increase was primarily attributable to the August 1997 LMA of WBHJ-FM and WBHK-FM in Birmingham, the September 1997 acquisition of KISS-FM, KSMG-FM and KLUP-AM in San Antonio and the May 1998 acquisition of WBAB-FM, WBLI-FM, WHFM-FM and WGBB-AM in Long Island, New York. Increases were also due to higher programming and sales related costs which are driven by ratings and revenues, respectively.

         Broadcast Cash Flow. Broadcast cash flow increased $5.9 million to $24.2 million, a 32.4% increase over the second quarter of 1997 for the reasons discussed above.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses for the second quarter totaled $2.1 million as compared to $2.0 million for the second quarter of 1997 which reflects results of the Company's efforts to control corporate overhead costs.

         Operating Income. Operating income for the second quarter of 1998 increased $5.4 million to $16.6 million, an increase of 48.8% over the second quarter of 1997 for the reasons discussed above.

         Net Interest Expense. Net interest expense during the second quarter of 1998 totaled $3.9 million as compared to $3.0 million during the second quarter of 1997 as a result of borrowings incurred to complete the Company's recent acquisitions.

         Net Income. Net income for the second quarter of 1998 increased $2.4 million to $6.3 million, an increase of 61.2% over the second quarter of 1997 for the reasons discussed above.

Six  months ended June 30, 1998 compared to six  months ended June 30, 1997

         Net Revenues. Net revenues for the first half of 1998 increased $37.7 million to $121.2 million, a 45.2% increase over the first half of 1997. This increase was primarily attributable to recent acquisitions, the most significant of which was the New City Acquisition in April 1997. Other recent acquisitions included the August 1997 LMA of WBHJ-FM and WBHK-FM in Birmingham, the September 1997 acquisition of KISS-FM, KSMG-FM and KLUP-AM in San Antonio and the May 1998 acquisition of WBAB-FM, WBLI-FM, WHFM-FM and WGBB-AM in Long Island, New York which all contributed to the increase in net revenues for the first half of 1998. Also, substantial increases in net revenues at the stations in Atlanta, Los Angeles and Miami were realized as a result of strong ratings performance.

         Station Operating Expenses. Station operating expenses increased $24.8 million to $80.4 million, an increase of 44.5% over the first half of 1997. This increase was primarily attributable to recent acquisitions, the most significant of which was the New City Acquisition in April 1997. Other recent acquisitions included the August 1997 LMA of WBHJ-FM and WBHK-FM in Birmingham, the September 1997 acquisition of KISS-FM, KSMG-FM and KLUP-AM in San Antonio and the May 1998 acquisition of WBAB-FM, WBLI-FM, WHFM-FM and WGBB-AM in Long Island, New York which all contributed to increases in station operating expenses. Also, increases in these expenses were realized due to higher programming and sales related costs which are driven by ratings and revenues, respectively.

         Broadcast Cash Flow. Broadcast cash flow increased $12.9 million to $40.8 million, a 46.4% increase over the first half of 1997 for the reasons discussed above.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first half of 1998 totaled $3.9 million as compared to $3.4 million for the first half of 1997. The increase is primarily due to higher overhead costs incurred as a result of the significant increase in number of stations owned and/or operated in 1998.

         Operating Income. Operating income for the first half of 1998 increased $8.7 million to $25.9 million, an increase of 50.4% over the first half of 1997 for the reasons discussed above.

         Net Interest Expense. Net interest expense during the first half of 1998 totaled $7.7 million as compared to $2.1 million during the first half of 1997 as a result of borrowings incurred to complete the Company's recent acquisitions, the most significant of which was the NewCity Acquisition in April 1997.

         Net Income. Net income decreased $29.0 million from the first half of 1997 to $9.1 million primarily as a result of the first quarter 1997 after-tax gain on the sale of WCKG-FM and WYSY-FM (Chicago) of approximately $29.3 million in addition to the reasons discussed above.

 LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio's operating activities and through borrowings under the Credit Agreement (as defined below). For the six months ended June 30, 1998, cash from operations increased $5.4 million to $17.8 million, primarily attributable to an increase in net income excluding the gain on WCKG-FM and WYSY-FM (Chicago), an increase in non-cash charges for depreciation and amortization and the net change in working capital accounts. In addition, cash requirements historically have been funded on a temporary basis through intercompany advances from CEI under a revolving credit facility with CEI (the "CEI Credit Facility"). Borrowings, if any, by the Company under the CEI Credit Facility would typically be repaid by the Company within 30 days. Borrowings, if any, under the CEI Credit Facility would accrue interest at CEI's commercial paper rate plus .40%. CEI continues to perform day-to-day cash management services for Cox Radio.

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

         At June 30, 1998, the Company had approximately $100 million of outstanding indebtedness under the Credit Agreement and had approximately $200 million available under the Credit Agreement. The interest rate applied to amounts due under the Credit Agreement was 6.06% at June 30, 1998.

         On May 26, 1998, the Company issued and sold an aggregate of $200 million principal amount of notes (the "Original Notes") in an offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Rule 144A thereunder. As provided in the Registration Rights Agreement dated as of May 26, 1998 among the Company, its wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a guarantor of the Original Notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., the Company is preparing to commence an offer to exchange the Original Notes for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the Original Notes) to be registered under the Securities Act.

         The Company has entered into interest rate swap agreements with certain lenders providing bank financing. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received on the interest rate swap agreements are recognized as adjustments to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by such counterparties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. $138,000 and $216,000 of interest expense were recorded on these interest rate swap agreements for the three and six month periods ending June 30, 1998, respectively. At June 30, 1998 the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $2.2 million.

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

OTHER MATTERS

         Impact of the Year 2000 Issue - The Company recognizes the importance of the Year 2000 issue and is taking a proactive approach intended to facilitate an appropriate transition into the year 2000. The Company has implemented a project team utilizing both internal and external resources, including those of majority shareholder, Cox Broadcasting, Inc., to develop its Year 2000 initiative, which may, as necessary, involve upgrading or replacing affected computer systems, software and equipment with embedded chips, and preparing contingency and disaster recovery plans.

         A Company-wide assessment of systems and operations is underway to identify any information technology and non-information technology systems (including equipment with embedded chips) that do not properly recognize dates after December 31, 1999. The project team is developing a plan to assess, remediate, test, and, sufficiently in advance of the Year 2000, ascertain that the systems of the Company that are critical to the Company's operations will properly recognize such dates. Areas of concern that are being addressed include possible service interruptions in satellite feeds providing news, weather and syndicated shows for broadcast and potential failure of equipment with embedded chips including master clocks, studio equipment, transmission equipment, and telephone, security and environmental control systems.

         The Company will incur capital expenditures and internal staff costs as well as outside consulting and other expenditures related to this initiative. Total incremental expenses, including depreciation and amortization of bringing current systems into compliance, writing off existing non-compliant systems, and capital replacements have not had a material impact on the Company's financial condition to date and are not at present, based on known facts, expected to have a material impact on the Company's financial condition.

         The Company has initiated a formal communication program with its significant vendors to determine the extent to which the Company is vulnerable to those third parties who fail to remediate their own Year 2000 non-compliance. Based on the information currently available, the Company is not aware of any likely third party Year 2000 non-compliance by the Company or its vendors or customers that will materially affect the Company's business operations; however, the Company does not control the systems of other companies, and cannot assure that such systems will be timely converted and, if not converted, would not have an adverse effect on the Company's business operations. Furthermore, no assurance can be given at this time that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance by the Company, its vendors or customers will not have a material adverse effect on the Company's financial condition.


         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has entered into interest rate swap agreements with certain lenders providing bank financing. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received on the interest rate swap agreements are recognized as adjustments to interest expense. $138,000 and $216,000 of interest expense were recorded on these interest rate swap agreements for the three and six month periods ending June 30, 1998, respectively. At June 30, 1998 the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $2.2 million.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 13, 1998. Two matters were voted upon at the meeting: (a) the election of a Board of Directors of seven members to serve until the 1998 Annual Meeting or until their successors are duly elected and qualified; and (b) ratification of the appointment by the Board of Directors of Deloitte & Touche, LLP, independent certified public accountants, as the Company's independent auditors for the fiscal year ending December 31, 1998.

         The following directors were elected and they received the votes indicated:



         Nominee                            Votes in Favor                       Votes Withheld
         -------                            --------------                       --------------
   David E. Easterly                         203,654,103                             17,400
   Ernest D. Fears, Jr.                      203,654,503                             17,000
   Richard A. Ferguson                       203,653,403                             18,100
   Paul M. Hughes                            203,654,503                             17,000
   James C. Kennedy                          203,654,103                             17,400
   Robert F. Neil                            203,654,103                             17,400
   Nicholas D. Trigony                       203,653,103                             18,400

         Ratification of Deloitte & Touche, LLP, as independent auditors for the fiscal year ending December 31, 1998, was approved with 203,670,193 votes in favor, 70 votes opposed to, and 1,240 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits

                  Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

                                EXHIBIT
                                NUMBER                               DESCRIPTION
                                ------         ----------------------------------------------------------
                                2.1        --  Agreement and Plan of Merger, dated as of July 1,
                                               1996, by and among Cox Radio, Inc., New Cox Radio II, Inc.,
                                               NewCity Communications, Inc. and certain stockholders of
                                               NewCity Communications, Inc. (1)**
                                2.2         -- Guaranty by Cox Broadcasting, Inc., dated as of July 1,
                                               1996, in favor of NewCity Communications, Inc. (1)
                                3.1         -- Amended and Restated Certificate of Incorporation of
                                               Cox Radio, Inc. (1)
                                3.2         -- Amended and Restated Bylaws of Cox Radio, Inc. (1)
                                4.1         -- Indenture between NewCity Communications, Inc. and
                                               Shawmut Bank Connecticut, National Association, as Trustee,
                                               dated as of November 2, 1993, related to the 11 3/8% Notes due 2003 of NewCity Communications, Inc. (1)**
                                4.2         -- First Supplemental Indenture between NewCity Communications,
                                               Inc. and Shawmut Bank Connecticut, National Association, as
                                               Trustee, dated as of September 16, 1994, relating to the
                                               11 3/8% Notes due 2003 of NewCity Communications, Inc. (1)
                                4.3         -- Specimen of Class A Common Stock Certificate. (1)
                                4.4         -- Indenture between Cox Radio, Inc. and The Bank of New
                                               York, as trustee, dated as of May 26, 1998
                                4.5         -- Form of 6.250% Senior Notes due 2003
                                4.6         -- Form of 6.375% Senior Notes due 2005
                               10.1         -- Credit Agreement, dated as of March 7, 1997, by and among
                                               Cox Radio, Inc., Texas Commerce Bank National Association,
                                               Nationsbank of Texas, N.A. and Citibank, N.A., individually and as agents, and the other banks signatory thereto. (2)**
                               10.2         -- CEI Credit Facility. (1)
                               10.3         -- Cox Radio, Inc. Long-Term Incentive Plan. (1)
                               10.4         -- Cox Radio, Inc. Employee Stock Purchase Plan. (1)
                               10.5         -- Cox Radio, Inc. Restricted Stock Plan for Non-Employee
                                               Directors (1)
                               10.6         -- Tax Allocation and Indemnification Agreement, dated as
                                               of September 30, 1996, by and between Cox Enterprises, Inc. and
                                               Cox Radio, Inc. (2)
                               11           -- Statement Re: Computation of Per Share Earnings
                               27.1         -- Financial Data Schedule (for SEC use only)

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



                                            COX RADIO, INC.







August 11, 1998                             /s/ Maritza C. Pichon
                                            -----------------------------
                                            Maritza C. Pichon
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                             duly authorized officer)