Form 10-Q
period 1998-09-30
COX RADIO INC
filed 1998-11-16
CIK 1018522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1998

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from            to
                                                 ----------    ----------

                         Commission File Number 1-12187

                                [COX LOGO]
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

         There were 8,900,199 shares of Class A Common Stock outstanding as of October 31, 1998.

         There were 19,577,672 shares of Class B Common Stock outstanding as of October 31, 1998.

                                 COX RADIO, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         Part I - Financial Information

Item 1.     Financial Statements ...........................................   3

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk......  18


                           Part II - Other Information


Item 6.     Exhibits and Reports on Form 8-K ................................ 19

Signatures. ................................................................. 20

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 COX RADIO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                               1998                1997
                                                                          -------------        -------------
                                                                                (THOUSANDS OF DOLLARS)
ASSETS
Current Assets:
  Cash and cash equivalents .....................................            $  7,453            $  6,218
  Accounts  receivable, less allowance for doubtful accounts
     of $2,315 and $1,875, respectively .........................              56,675              50,680
  Prepaid expenses and other current assets .....................               4,703               3,795
                                                                             --------            --------

     Total current assets .......................................              68,831              60,693

Plant and equipment, net ........................................              50,216              46,071
Intangible assets, net ..........................................             570,010             518,926
Amounts due from Cox Enterprises, Inc. ..........................              21,157               3,113
Station investment notes receivable .............................              25,412              18,220
Other assets ....................................................               8,661               7,617
                                                                             --------            --------
     Total assets ...............................................            $744,287            $654,640
                                                                             ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses .........................            $ 23,328            $ 20,395
  Income taxes payable ..........................................               4,863               3,487
  Accrued interest ..............................................               4,427               1,372
  Other current liabilities .....................................               1,888               1,964
                                                                             --------            --------

     Total current liabilities ..................................              34,506              27,218

Notes payable ...................................................             300,410             235,740
Deferred income taxes ...........................................             104,705             104,401
                                                                             --------            --------
     Total liabilities ..........................................             439,621             367,359
                                                                             --------            --------


Commitments and contingencies (Note 3) ..........................                  --                  --

Shareholders' equity:
  Class A common stock, $1.00 par value; 70,000,000 shares
     authorized and 8,895,261 shares outstanding ................               8,895               8,831
  Class B common stock, $1.00 par value; 45,000,000 shares
     authorized and 19,577,672 shares outstanding ...............              19,578              19,578
  Additional paid-in capital ....................................             251,818             250,637
  Retained earnings .............................................              24,375               8,235
                                                                             --------            --------
     Total shareholders' equity .................................             304,666             287,281
                                                                             --------            --------

     Total liabilities and shareholders' equity .................            $744,287            $654,640
                                                                             ========            ========

See notes to consolidated financial statements.

                                 COX RADIO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                            SEPTEMBER 30,                               SEPTEMBER 30,
                                                  ------------------------------------       ------------------------------------
                                                       1998                 1997                  1998                  1997
                                                  ----------------     ---------------       ----------------    ----------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES:
   Local .................................            $ 50,233             $ 40,326             $ 139,837             $ 101,168
   National ..............................              17,541               13,988                47,441                35,289
   Other .................................               1,381                  874                 3,098                 2,235
                                                      --------             --------             ---------             ---------
     Total revenues ......................              69,155               55,188               190,376               138,692

COSTS AND EXPENSES:
   Operating .............................              17,367               14,918                46,906                36,760
   Selling, general and administrative ...              25,068               19,657                75,952                53,458
   Corporate general and administrative ..               1,992                1,709                 5,924                 5,159
   Depreciation and amortization .........               6,144                4,834                17,098                12,019
                                                      --------             --------             ---------             ---------

Operating income .........................              18,584               14,070                44,496                31,296

OTHER INCOME (EXPENSE):
  Interest income ........................                 164                  106                   375                 1,578
  Interest expense .......................              (4,726)              (3,501)              (12,604)               (7,072)
  Gain on sale of radio stations .........                  --                   --                    --                49,072
  Other - net ............................                (153)                (425)                 (303)                 (538)
                                                      --------             --------             ---------             ---------
INCOME BEFORE INCOME TAXES ...............              13,869               10,250                31,964                74,336
  Income taxes ...........................               6,849                4,255                15,824                30,201
                                                                                                ---------             ---------
NET INCOME ...............................            $  7,020             $  5,995             $  16,140             $  44,135
                                                      ========             ========             =========             =========

Basic net income per common share ........            $    .25             $    .21             $     .57             $    1.56
                                                      ========             ========             =========             =========
Diluted net income per common share ......            $    .24             $    .21             $     .56             $    1.56
                                                      ========             ========             =========             =========

Weighted average basic common shares
outstanding ..............................              28,462               28,337                28,446                28,329
                                                      ========             ========             =========             =========
Weighted average diluted common shares
outstanding ..............................              28,890               28,571                28,882                28,371
                                                      ========             ========             =========             =========

See notes to consolidated financial statements.

                                 COX RADIO, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                CLASS A              CLASS B
                                             COMMON STOCK         COMMON STOCK         ADDITIONAL
                                         --------------------  ------------------        PAID-IN      RETAINED
                                          SHARES      AMOUNT   SHARES     AMOUNT         CAPITAL       EARNINGS         TOTAL
                                         --------    --------  ------    --------      -----------    ----------      ---------
                                                                              (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1997 .........     8,831      $ 8,831   19,578    $19,578        $250,637         8,235        $287,281
  Net income .........................                                                                   16,140          16,140
  Issuance of Class A common stock
     related to incentive plans ......        64           64                               1,181                         1,245
                                          ------      -------   ------    -------        --------        ------        --------
BALANCE AT SEPTEMBER 30, 1998 ........     8,895      $ 8,895   19,578    $19,578        $251,818        24,375        $304,666
                                          ======      =======   ======    =======        ========        ======        ========






See notes to consolidated financial statements.

                                 COX RADIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                    -----------------------------
                                                                        1998               1997
                                                                    -----------         ----------
                                                                        (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................          $ 16,140           $  44,135
Items not requiring cash:
  Depreciation .............................................             4,224               3,204
  Amortization .............................................            12,874               8,815
  Deferred income taxes ....................................             3,378              25,394
  Gain on sale of radio stations ...........................                --             (49,072)
Increase in accounts receivable ............................            (5,995)               (654)
Increase in accounts payable and accrued expenses ..........             2,606                 237
Increase in accrued interest ...............................             3,055               1,128
Increase (decrease) in taxes payable .......................             1,376              (3,805)
Other, net .................................................              (983)               (267)
                                                                      --------           ---------
       Net cash provided by operating activities ...........            36,675              29,115
                                                                      --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .......................................            (4,817)             (7,835)
Acquisitions, net of cash acquired .........................           (69,182)           (315,121)
Increase in other long-term assets .........................            (9,639)            (19,822)
Net proceeds from sale of radio stations ...................                --              19,590
Other, net .................................................                29                 237
                                                                      --------           ---------
       Net cash used in investing activities ...............           (83,609)           (322,951)
                                                                      --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amounts due to (from) CEI ......................           (18,044)             64,549
Net borrowings of debt .....................................            64,670             224,994
Proceeds from stock options exercised ......................             1,216               1,054
Increase in book overdrafts ................................               327               1,917
                                                                      --------           ---------
       Net cash provided by financing activities ...........            48,169             292,514
                                                                      --------           ---------

Net increase (decrease) in cash and cash equivalents .......             1,235              (1,322)
Cash and cash equivalents at beginning of period ...........             6,218              10,595
                                                                      --------           ---------
Cash and cash equivalents at end of period .................          $  7,453           $   9,273
                                                                      ========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ...................................          $  9,549           $   5,463
  Cash paid for income taxes ...............................          $ 10,945           $  10,091

See notes to consolidated financial statements.

                                 COX RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1998

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

         The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998 or any interim period.


2.  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

         During the past several years, the Company has actively managed its portfolio of radio stations through selected acquisitions, dispositions and swaps, as well as the use of local marketing agreements ("LMA's"), joint sales agreements ("JSA's") and time brokerage agreements ("TBAs"). Specific transactions entered into or consummated by the Company during the nine months ended September 30, 1998 are discussed below.

         In January 1998, the Company entered into an agreement to assign its option to purchase KRIO-FM serving the San Antonio, Texas market for an aggregate consideration of $.3 million (the "San Antonio Disposition"). The closing of the San Antonio Disposition occurred in May 1998.

         In February 1998, the Company entered into an agreement to acquire the assets of radio station WTLN-FM serving the Orlando, Florida market for consideration of $14.5 million. In a related transaction, the Company entered into an agreement to dispose of the assets of radio station WTLN-AM (formerly known as WZKD-AM), also serving the Orlando, Florida market for $.5 million (the "Orlando Exchange"). Pending certain regulatory approvals, the Company anticipates closing the Orlando Exchange in the fourth quarter of 1998 or the first half of 1999.

         In March 1998, the Company acquired KONO-FM and KONO-AM in San Antonio for $23 million (the "San Antonio Acquisition II").

         In May 1998, the Company acquired the assets of radio stations WBLI-FM, WBAB-FM, WHFM-FM and WGBB-AM, serving the Nassau-Suffolk, New York market for consideration of $48 million (the "Long Island Acquisition").

         In September 1998, the Company entered into an agreement in principle to acquire the assets of radio station WLVU-FM serving the Tampa, Florida market. The Company has entered into a TBA for WLVU-FM commencing in September 1998. In a related transaction, the Company entered into an agreement to dispose of the assets of radio station WSUN-AM, also serving the Tampa market (the "Tampa Exchange"). Pending certain regulatory approvals, the Company anticipates closing the Tampa Exchange in the first half of 1999.

         In October 1998, the Company entered into an agreement with a third party to dispose of the assets of radio station WGBB-AM (the "Long Island Disposition") for consideration of $1.7 million. Pending certain regulatory approvals, the Company anticipates closing the Long Island Disposition in the first half of 1999.

         In October 1998, the Company consummated the acquisition of radio stations WCLR-FM, WZLR-FM and WPTW-AM serving the Dayton, Ohio market for approximately $6 million (the "Dayton Acquisition"). The Company had been operating these stations pursuant to an LMA since December 1997.

         In November 1998, the Company consummated the acquisition of radio stations WBHJ-FM and WBHK-FM in Birmingham, Alabama (the "Birmingham Acquisition I") for an aggregate consideration of $17 million. Since August 1, 1997, the Company has been operating WBHJ-FM AND WBHK-FM under an LMA.

         In November 1998, the Company entered into an LMA for WEDA-FM in Homewood, Alabama serving the Birmingham market. The Company also acquired an option to purchase the station, in September 1997, for an aggregate consideration of $5.5 million and the assumption of debt in an amount not to exceed $200,000 (the "Birmingham Acquisition III"). The Company expects to consummate the acquisition in the fourth quarter of 1998 or the first half of 1999.

         The following unaudited pro forma summary of operations presents the consolidated results of operations as if all consummated and pending transactions had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future.

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                          -----------------------      ------------------------
                                                           1998           1997           1998             1997
                                                           ----           ----           ----             ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues .....................................        $69,015        $60,817        $194,324        $171,725
Corporate general and administrative expenses ....          1,992          1,709           5,924           5,635
Depreciation and amortization ....................          6,144          5,528          17,674          16,776
Operating income .................................         18,593         15,446          44,777          34,742
Net income .......................................        $ 7,025        $ 5,742        $ 15,768        $ 10,652
                                                          =======        =======        ========        ========

Basic pro forma net income per common share ......        $   .25        $   .20        $    .55        $    .38
                                                          =======        =======        ========        ========
Diluted pro forma net income per common share ....        $   .24        $   .20        $    .55        $    .38
                                                          =======        =======        ========        ========

Basic pro forma shares outstanding ...............         28,462         28,337          28,446          28,329
                                                          =======        =======        ========        ========
Diluted pro forma shares outstanding .............         28,890         28,571          28,882          28,371
                                                          =======        =======        ========        ========

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

         At September 30, 1998, the Company had $100 million of outstanding indebtedness under the Credit Agreement and had $200 million available under the Credit Agreement. The interest rate applied to amounts due under the Credit Agreement was 6.0% at September 30, 1998.

         On May 26, 1998, the Company issued and sold an aggregate of $200 million principal amount of notes (the "Original Notes") in an offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 144A thereunder. As provided in the Registration Rights Agreement dated as of May 26, 1998 among the Company, its wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a guarantor of the Original Notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc.. The Company, in November 1998, commenced an offer to exchange the Original Notes for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the Original Notes, except as to restrictions on transfer) which have been registered under the Securities Act.

         The Company has entered into interest rate swap agreements with certain lenders providing bank financing. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received on the interest rate swap agreements are recognized as adjustments to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by such counterparties, and no material loss from their nonperformance is expected. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. Interest expense of $138,000 and $354,000 was recorded on these interest rate swap agreements for the three and nine month periods ending September 30, 1998, respectively. At September 30, 1998, the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net liability of $5.9 million.

4.   SUBSEQUENT EVENTS

         WSB, Inc., a Delaware corporation ("WSB"), and WHIO, Inc., a Delaware corporation ("WHIO") were merged with and into the Company on November 10, 1998, and November 1, 1998, respectively (collectively, the "Mergers"). As a result of such Mergers, the Initial Note Guarantors are no longer Note Guarantors and, as of the date hereof, the Notes do not have the benefit of any Note Guarantees.

         The Company anticipates transferring the licenses, permits and authorizations it holds from the Federal Communications Commission (the "FCC") in respect of the radio stations it owns (other than in respect of the radio stations it owns in the states of California and Florida) to CXR Holdings, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company ("CXR Holdings"), upon receipt of consent from the FCC and the satisfaction of certain other conditions (the "License Drop-Down"). The Company has received the consent of the FCC with respect to most of the stations that will be involved in the License Drop-Down and expects to apply for and receive such FCC consents in respect of the remaining stations. The Company currently anticipates that the License Drop-Down will be consummated in the first quarter of 1999. If the License Drop-Down is consummated, CXR Holdings will become a Note Guarantor. There can be no assurance as to the timing of License Drop-Down or if the License Drop-Down shall occur at all (in which case, CXR Holdings will not become a Note Guarantor).

5.   EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                                           ---------------------         ---------------------
                                                                            1998          1997            1998           1997
                                                                            ----          ----            ----           ----
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

       NET INCOME                                                          $  7,020     $  5,995         $ 16,140     $ 44,135
                                                                           ========     ========         ========     ========

       BASIC EPS
       Weighted-average common shares outstanding                            28,462       28,337           28,446       28,329
                                                                           ========     ========         ========     ========
       Basic net income per common share                                   $    .25     $    .21         $    .57     $   1.56
                                                                           ========     ========         ========     ========

       DILUTED EPS
       Weighted-average common shares outstanding                            28,462       28,337           28,446       28,329

          Shares issuable on exercise of dilutive options                       668          577              668          577
          Shares assumed to be purchased with proceeds from options            (395)        (421)            (388)        (545)

          Shares issuable pursuant to employee stock purchase plan              186          186              186          186
          Shares assumed to be purchased with proceeds from
             employee stock purchase plan                                       (31)        (108)             (30)        (176)
                                                                           --------     --------         --------     --------

       Shares applicable to diluted EPS                                      28,890       28,571           28,882       28,371
                                                                           ========     ========         ========     ========
       Diluted net income per common share                                 $    .24     $    .21         $    .56     $   1.56
                                                                           ========     ========         ========     ========

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the accompanying historical Consolidated Statements of Income for the three and nine month periods ended September 30, 1998 and 1997.

         This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include, but may not be limited to, the information regarding future cash requirements of the Company and statements regarding Year 2000 issues. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended. The Company's results could differ materially from those discussed in each forward-looking statement due to various factors which are outside the Company's control, including competition for audience share and advertising revenue from other radio stations, electronic and print media and new media technologies and governmental regulation of the radio broadcasting industry. For a more detailed discussion of these factors and others, see the Risk Factors section of the Company's prospectus filed as part of its Registration Statement on Form S-1 (File No. 333-08737).

GENERAL

         Cox Radio is a leading national radio broadcast company whose business is devoted to acquiring, developing and operating radio stations located throughout the United States. CEI indirectly owns approximately 69% of the Common Stock of Cox Radio.

         The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow and EBITDA. Broadcast Cash Flow is defined as operating income plus depreciation and amortization and corporate general and administrative expenses. EBITDA is defined as operating income plus depreciation and amortization. "After-tax" cash flow is defined as net income (loss) before extraordinary items plus depreciation, amortization and deferred tax expense/benefit. Although Broadcast Cash Flow, EBITDA and after-tax cash flow are not recognized under generally accepted accounting principles ("GAAP"), they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, the Company believes that these measures will be useful to investors. However, Broadcast Cash Flow, EBITDA or after-tax cash flow should not be considered to be an alternative to operating income as determined in accordance with GAAP, an alternative to cash flows from operating activities (as a measure of liquidity) or an indicator of the Company's performance under GAAP.

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

ACQUISITIONS AND DISPOSITIONS

         During the past several years, the Company has actively managed its portfolio of radio stations through selected acquisitions, dispositions and swaps, as well as the use of LMA's, JSA's and TBAs. Specific transactions entered into or consummated by the Company during the nine months ended September 30, 1998 are discussed below.

         In January 1998, the Company entered into an agreement to assign its option to purchase KRIO-FM serving the San Antonio, Texas market for an aggregate consideration of $.3 million (the "San Antonio Disposition"). The closing of the San Antonio Disposition occurred in May 1998.

         In February 1998, the Company entered into an agreement to acquire the assets of radio station WTLN-FM serving the Orlando, Florida market for consideration of $14.5 million. In a related transaction, the Company entered into an agreement to dispose of the assets of radio station WTLN-AM (formerly known as WZKD-AM), also serving the Orlando, Florida market for $.5 million (the "Orlando Exchange"). Pending certain regulatory approvals, the Company anticipates closing the Orlando Exchange in the fourth quarter of 1998 or the first half of 1999.

         In March 1998, the Company acquired KONO-FM and KONO-AM in San Antonio for $23 million (the "San Antonio Acquisition II").

         In May 1998, the Company acquired the assets of radio stations WBLI-FM, WBAB-FM, WHFM-FM and WGBB-AM, serving the Nassau-Suffolk, New York market for consideration of $48 million (the "Long Island Acquisition").

         In September 1998, the Company entered into an agreement in principle to acquire the assets of radio station WLVU-FM serving the Tampa, Florida market. The Company has entered into a TBA for WLVU-FM commencing in September 1998. In a related transaction, the Company entered into an agreement to dispose of the assets of radio station WSUN-AM, also serving the Tampa market (the "Tampa Exchange"). Pending certain regulatory approvals, the Company anticipates closing the Tampa Exchange in the first half of 1999.

         In October 1998, the Company entered into an agreement with a third party to dispose of the assets of radio station WGBB-AM (the "Long Island Disposition") for consideration of $1.7 million. Pending certain regulatory approvals, the Company anticipates closing the Long Island Disposition in the first half of 1999.

         In October 1998, the Company consummated the acquisition of radio stations WCLR-FM, WZLR-FM and WPTW-AM serving the Dayton, Ohio market for approximately $6 million (the "Dayton Acquisition"). The Company had been operating these stations pursuant to an LMA since December 1997.

         In November 1998, the Company consummated the acquisition of radio stations WBHJ-FM and WBHK-FM in Birmingham, Alabama (the "Birmingham Acquisition I") for an aggregate consideration of $17 million. Since August 1, 1997, the Company has been operating WBHJ-FM AND WBHK-FM under an LMA.

         In November 1998, the Company entered into an LMA for WEDA-FM in Homewood, Alabama serving the Birmingham market. The Company also acquired an option to purchase the station, in September 1997, for an aggregate consideration of $5.5 million and the assumption of debt in an amount not to exceed $200,000 (the "Birmingham Acquisition III"). The Company expects to consummate the acquisition in the fourth quarter of 1998 or the first half of 1999.

RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared to three months ended September 30, 1997

         Net Revenues. Net revenues for the third quarter of 1998 increased $14.0 million to $69.2 million, a 25.3% increase over the third quarter of 1997. This increase was primarily attributable to strong revenue performance in the Atlanta, Miami and Orlando markets as well as the Company's recent acquisitions. These acquisitions included the August 1997 LMA of WBHJ-FM and WBHK-FM in Birmingham, the September 1997 acquisition of KISS-FM, KSMG-FM and KLUP-AM in San Antonio, the March 1998 acquisition of KONO-FM/AM in San Antonio, and the May 1998 acquisition of WBAB-FM, WBLI-FM, WHFM-FM and WGBB-AM in Long Island, New York.

         Station Operating Expenses. Station operating expenses increased $7.9 million to $42.4 million, an increase of 22.7% over the third quarter of 1997. The increase was primarily attributable to the August 1997 LMA of WBHJ-FM and WBHK-FM in Birmingham, the September 1997 acquisition of KISS-FM, KSMG-FM and KLUP-AM in San Antonio, the March 1998 acquisition of KONO-FM/AM in San Antonio, and the May 1998 acquisition of WBAB-FM, WBLI-FM, WHFM-FM and WGBB-AM in Long Island, New York. Increases were also due to higher programming and sales related costs which are driven by ratings and revenues.

         Broadcast Cash Flow. Broadcast cash flow increased $6.1 million to $26.7 million, a 29.6% increase over the third quarter of 1997 for the reasons discussed above.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses for the third quarter totaled $2.0 million as compared to $1.7 million for the third quarter of 1997 which reflects results of the Company's efforts to control corporate overhead costs despite recent acquisitions.

         Operating Income. Operating income for the third quarter of 1998 increased $4.5 million to $18.6 million, an increase of 32.1% over the third quarter of 1997 for the reasons discussed above.

         Net Interest Expense. Net interest expense during the third quarter of 1998 totaled $4.6 million as compared to $3.3 million during the third quarter of 1997 as a result of borrowings incurred to complete the Company's recent acquisitions.

         Net Income. Net income for the third quarter of 1998 increased $1.0 million to $7.0 million, an increase of 17.1% over the third quarter of 1997 for the reasons discussed above.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

         Net Revenues. Net revenues for the first nine months of 1998 increased $51.7 million to $190.4 million, a 37.3% increase over the first nine months of 1997. This increase was primarily attributable to acquisitions, the most significant of which was the New City Acquisition in April 1997. Other acquisitions included the August 1997 LMA of WBHJ-FM and WBHK-FM in Birmingham, the September 1997 acquisition of KISS-FM, KSMG-FM and KLUP-AM in San Antonio, the March 1998 acquisition of KONO-FM/AM in San Antonio, and the May 1998 acquisition of WBAB-FM, WBLI-FM, WHFM-FM and WGBB-AM in Long Island, New York which all contributed to the increase in net revenues for the first nine months of 1998. Also, substantial increases in net revenues at the stations in Atlanta, Miami and Orlando were realized as a result of strong ratings performance.

         Station Operating Expenses. Station operating expenses increased $32.6 million to $122.9 million, an increase of 36.2% over the first nine months of 1997. This increase was primarily attributable to recent acquisitions, the most significant of which was the New City Acquisition in April 1997. Other recent acquisitions included the August 1997 LMA of WBHJ-FM and WBHK-FM in Birmingham, the September 1997 acquisition of KISS-FM, KSMG-FM and KLUP-AM in San Antonio, the March 1998 acquisition of KONO-FM/AM in San Antonio, and the May 1998 acquisition of WBAB-FM, WBLI-FM, WHFM-FM and WGBB-AM in Long Island, New York which all contributed to increases in station operating expenses. Also, increases in station operating expenses were realized due to higher programming and sales related costs which are driven by ratings and revenues.

         Broadcast Cash Flow. Broadcast cash flow increased $19.0 million to $67.5 million, a 39.3% increase over the first nine months of 1997 for the reasons discussed above.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first nine months of 1998 totaled $5.9 million as compared to $5.2 million for the first nine months of 1997. The increase is primarily due to higher overhead costs incurred as a result of the significant increase in number of stations owned and/or operated in 1998 offset by the Company's efforts to control corporate overhead costs.

         Operating Income. Operating income for the first nine months of 1998 increased $13.2 million to $44.5 million, an increase of 42.2% over the first nine months of 1997 for the reasons discussed above.

         Net Interest Expense. Net interest expense during the first nine months of 1998 totaled $12.2 million as compared to $5.5 million during the first nine months of 1997 as a result of borrowings incurred to complete the Company's recent acquisitions, the most significant of which was the NewCity Acquisition in April 1997.

         Net Income. Net income decreased $28.0 million from the first nine months of 1997 to $16.1 million primarily as a result of the first quarter 1997 after-tax gain on the sale of WCKG-FM and WYSY-FM (Chicago) of approximately $29.3 million in addition to the reasons discussed above.

 LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio's operating activities and through borrowings under the Credit Agreement (as defined below). For the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, cash from operations increased $7.6 million to $36.7 million, primarily attributable to an increase in net income excluding the gain on WCKG-FM and WYSY-FM (Chicago), an increase in non-cash charges for depreciation and amortization and the net change in working capital accounts. In addition, cash requirements historically have been funded on a temporary basis through intercompany advances from CEI under a revolving credit facility with CEI (the "CEI Credit Facility"). Borrowings, if any, by the Company under the CEI Credit Facility would typically be repaid by the Company within 30 days. Borrowings, if any, under the CEI Credit Facility would accrue interest at CEI's commercial paper rate plus .40%. CEI continues to perform day-to-day cash management services for Cox Radio.

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

         At September 30, 1998, the Company had $100 million of outstanding indebtedness under the Credit Agreement and had $200 million available under the Credit Agreement. The interest rate applied to amounts due under the Credit Agreement was 6.0% at September 30, 1998.

         On May 26, 1998, the Company issued and sold an aggregate of $200 million principal amount of notes (the "Original Notes") in an offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 144A thereunder. As provided in the Registration Rights Agreement dated as of May 26, 1998 among the Company, its then wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a guarantor of the Original Notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc.. The Company, in November 1998, commenced an offer to exchange the Original Notes for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the Original Notes, except as to restrictions on transfer) which have been registered under the Securities Act.

         The Company has entered into interest rate swap agreements with certain lenders providing bank financing. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received on the interest rate swap agreements are recognized as adjustments to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by such counterparties, and no material loss from their nonperformance is expected. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. Interest expense of $138,000 and $354,000 was recorded on these interest rate swap agreements for the three and nine month periods ending September 30, 1998, respectively. At September 30, 1998, the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net liability of $5.9 million.

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

SUBSEQUENT EVENTS

         WSB, Inc., a Delaware corporation ("WSB"), and WHIO, Inc., a Delaware corporation ("WHIO") were merged with and into the Company on November 10, 1998, and November 1, 1998, respectively (collectively, the "Mergers"). As a result of such Mergers, the Initial Note Guarantors are no longer Note Guarantors and, as of the date hereof, the Notes do not have the benefit of any Note Guarantees.

         The Company anticipates transferring the licenses, permits and authorizations it holds from the Federal Communications Commission (the "FCC") in respect of the radio stations it owns (other than in respect of the radio stations it owns in the states of California and Florida) to CXR Holdings, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company ("CXR Holdings"), upon receipt of consent from the FCC and the satisfaction of certain other conditions (the "License Drop-Down"). The Company has received the consent of the FCC with respect to most of the stations that will be involved in the License Drop-Down and expects to apply for and receive such FCC consents in respect of the remaining stations. The Company currently anticipates that the License Drop-Down will be consummated in the first quarter of 1999. If the License Drop-Down is consummated, CXR Holdings will become a Note Guarantor. There can be no assurance as to the timing of License Drop-Down or if the License Drop-Down shall occur at all (in which case, CXR Holdings will not become a Note Guarantor).

OTHER MATTERS

IMPACT OF THE YEAR 2000 ISSUE AND YEAR 2000 READINESS DISCLOSURE

          The Company recognizes the importance of the Year 2000 issue and is taking a proactive approach intended to facilitate an appropriate transition into the year 2000. The Year 2000 issue is the result of computer programs and embedded computer microprocessors being unable to distinguish between the year 1900 and the year 2000, or misinterpreting the date field. Any of the Company's systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. A system or application is deemed Year 2000 compliant when it continues to produce understandable, accurate and predictable results which conform to the original functional specifications, regardless of the millennium change.

STATE OF READINESS

          The Company has implemented a project team utilizing both internal and external resources, including those of majority shareholder, Cox Broadcasting, Inc., to develop its Year 2000 initiative, which may, as necessary, involve upgrading or replacing affected computer systems, software and equipment with embedded chips, and preparing contingency and disaster recovery plans.

         The Company has substantially completed an inventory of current systems and operations to identify any information technology and non-information technology systems (including equipment with embedded chips) that do not properly recognize dates after December 31, 1999. The project team has developed a plan to assess, remediate, test, and, sufficiently in advance of the Year 2000, ascertain that the systems of the Company that are critical to the Company's operations will properly recognize such dates. The plan includes on-site audits at each of the Company's radio stations. The project team has commenced the audit process, which is scheduled to be complete by the end of the second quarter of 1999.

         Based on the results of the inventory, the Company began in second quarter of 1998 to remediate noncompliant systems. The Company anticipates that remediation will be complete by the end of third quarter 1999. The Company uses CEI's financial and human resources information systems, which are being tested by CEI.

         The Company has substantially completed a formal communication program with its significant vendors to determine the extent to which the Company is vulnerable to those third parties who fail to remediate their own Year 2000 non-compliance. The Company is to a large degree dependent on vendor remediation and testing of vendor systems. The Company's two most significant vendors are Marketron, which provides the Company's traffic and billing system, and ADP which provides payroll services. The Company uses Marketron's Version 28 running on DOS 6.2, which Marketron has indicated is Year 2000 compliant and ADP Version
2.5 running on Windows 95, which ADP has indicated is Year 2000 compliant. The Company has not performed its own tests on these systems, and no assurance can be given at this time that these systems are compliant.

COSTS

         As of September 30, 1998, approximately $120,000 of outside consulting costs have been incurred related to the Company's Year 2000 initiative. The Company will incur capital expenditures and internal staff costs as well as additional outside consulting and other expenditures related to this initiative. The Company expects these costs to total approximately $2 million, based on currently available information. Total incremental expenses (including depreciation and amortization) of bringing current systems into compliance, writing off existing non-compliant systems, and capital replacements have not had a material impact on the Company's financial condition to date and are not at present, based on known facts, expected to have a material impact on the Company's financial condition.

RISKS AND MOST REASONABLY LIKELY WORST CASE SCENARIO

         If systems critical to the Company's operations are not Year 2000 compliant, the most reasonably likely worst case scenario would include service interruptions resulting from failure in electrical power and satellite feeds providing news, weather and syndicated shows for broadcast and failure of equipment with embedded chips including master clocks, studio equipment, transmission equipment and telephone, security and environmental control systems.

         Based on the information currently available, the Company is not aware of any likely Year 2000 non-compliance by the Company or its vendors or customers that will materially affect the Company's business operations; however, the Company does not control the systems of other companies, and cannot assure that such systems will be timely converted and, if not converted, would not have an adverse effect on the Company's business operations. Furthermore, no assurance can be given at this time that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance by the Company, its vendors or customers will not have a material adverse effect on the Company's financial condition.

         Like most other businesses, the Company is dependent on general service outside vendors including providers of electrical power, telephony, water, fuel for vehicles and other necessary commodities. The Company also relies upon the interstate banking system and related electronic communications for such functions as transmitting financial data from field locations to the home office and sweeping cash into lockboxes. The Company is currently not aware of any material non-compliance by these providers that will materially affect the Company's business operations; however, the Company does not control these systems and cannot assure that they will be converted in a timely fashion and if not converted would not have an adverse effect on the Company's business operations.

CONTINGENCY PLANS

         The Year 2000 project team is working with each station to expand and modify existing emergency contingency plans to encompass potential Year 2000 exposures, including increased risk of loss of electrical power, and satellite failures resulting in need for alternate delivery system for programming, potential multiple systems failures and other relevant issues. It is anticipated that contingency plans will be in place for each station by third quarter 1999.

         All statements relating to the Year 2000 issue made in Forms 10-K, 10-Q or Registration Statements filed by the Company with the Securities and Exchange Commission after January 1, 1996 are hereby incorporated herein by reference and designated as Year 2000 Readiness Disclosures.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and liquidity and Capital Resources, and other parts of this report, contain "forward-looking" statements about matters that are inherently difficult to predict. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Some of the important factors that affect these statements involve risks and uncertainties that may affect future developments such as, for example the ability to deal with the Year 2000 issue, including problems that may arise on the part of third parties. If the modifications and conversions required to make the Company Year 2000 ready are not made or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Company.

ITEM 3. Quantitative and qualitative disclosure about market risk

         The Company has entered into interest rate swap agreements with certain lenders providing bank financing. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received on the interest rate swap agreements are recognized as adjustments to interest expense. Interest expense of $138,000 and $354,000 was recorded on these interest rate swap agreements for the three and nine month periods ending September 30, 1998, respectively. At September 30, 1998 the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net liability of $5.9 million.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

                       Exhibit
                       Number                                 Description
                       ------                -----------------------------------
                       2.1          --       Agreement and Plan of Merger, dated
                                             as of July 1, 1996, by and among
                                             Cox Radio, Inc., New Cox Radio II,
                                             Inc., NewCity Communications, Inc.
                                             and certain stockholders of NewCity
                                             Communications, Inc. (1)**
                       2.2          --       Guaranty by Cox Broadcasting, Inc.,
                                             dated as of July 1, 1996, in favor
                                             of NewCity Communications, Inc. (1)
                       3.1          --       Amended and Restated Certificate of
                                             Incorporation of Cox Radio, Inc.
                                             (1)
                       3.2          --       Amended and Restated Bylaws of Cox
                                             Radio, Inc. (1)
                       4.1          --       Indenture between NewCity
                                             Communications, Inc. and Shawmut
                                             Bank Connecticut, National
                                             Association, as Trustee, dated as
                                             of November 2, 1993, related to the
                                             11 3/8% Notes due 2003 of NewCity
                                             Communications, Inc. (1)**
                       4.2          --       First Supplemental Indenture
                                             between NewCity Communications,
                                             Inc. and Shawmut Bank Connecticut,
                                             National Association, as Trustee,
                                             dated as of September 16, 1994,
                                             relating to the 11 3/8% Notes due
                                             2003 of NewCity Communications,
                                             Inc. (1)
                       4.3         --        Second Supplemental Indenture
                                             between Cox Radio, Inc. and Fleet
                                             National Bank, as Trustee, dated as
                                             of April 1, 1997, relating to the
                                             11 3/8% Notes due 2003 of Cox
                                             Radio, Inc. (as successor by merger
                                             to NewCity Communications,
                                             Inc.)(2)
                       4.4          --       Third Supplemental Indenture
                                             between Cox Radio, Inc. and Fleet
                                             National Bank, as Trustee, dated as
                                             of April 16, 1997, relating to the
                                             11 3/8% Notes due 2003 of Cox
                                             Radio, Inc. (as successor by merger
                                             to NewCity Communications,
                                             Inc.) (3)
                       4.5          --       Specimen of Class A Common Stock
                                             Certificate. (1)
                       4.6          --       Indenture between Cox Radio, Inc.
                                             and The Bank of New York, as
                                             trustee, dated as of May 26, 1998**
                       4.7          --       Form of 6.250% Senior Notes due
                                             2003(4)
                       4.8          --       Form of 6.375% Senior Notes due
                                             2005(5)
                      10.1          --       Credit Agreement, dated as of March
                                             7, 1997, by and among Cox Radio,
                                             Inc., Texas Commerce Bank National
                                             Association, Nationsbank of Texas,
                                             N.A. and Citibank, N.A.,
                                             individually and as agents, and the
                                             other banks signatory thereto.
                                             (6)**
                      10.2          --       CEI Credit Facility. (1)
                      10.3          --       Cox Radio, Inc. Long-Term Incentive
                                             Plan. (1)
                      10.4          --       Cox Radio, Inc. Employee Stock
                                             Purchase Plan. (1)
                      10.5          --       Cox Radio, Inc. Restricted Stock
                                             Plan for Non-Employee Directors (1)
                      10.6          --       Tax Allocation and Indemnification
                                             Agreement, dated as of September
                                             30, 1996, by and between Cox
                                             Enterprises, Inc. and Cox Radio,
                                             Inc. (2)
                      11            --       Statement Re: Computation of Per
                                             Share Earnings
                      27.1          --       Financial Data Schedule (for SEC
                                             use only)

----------
     (1) Incorporated by reference to Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).

     (2) Incorporated by reference to Exhibit 4.3 to Cox Radio's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (Commission File No. 1-12187).

     (3) Incorporated by reference to Exhibit 4.4 to Cox Radio's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (Commission File No. 1-12187).

     (4) Incorporated by reference to Exhibit 4.5 to Cox Radio's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (Commission File No. 1-12187).

     (5) Incorporated by reference to Exhibit 4.6 to Cox Radio's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (Commission File No. 1-12187).

     (6) Incorporated by reference to Cox Radio's Annual Report on Form 10-K for the period ended December 31, 1996 (Commission File No. 1-12187).

** Schedules and Exhibits intentionally omitted.

(b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

--------------------------------------------------------------------------------
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Cox Radio, Inc.







November 16, 1998                           /s/ Maritza C. Pichon
                                            ----------------------
                                            Maritza C. Pichon
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                             duly authorized officer)