Form 10-K405
period 1998-12-31
COX RADIO INC
filed 1999-03-24
CIK 1018522

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of February 28, 1999, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $388,981,599 based on the closing price on the New York Stock Exchange on such date.

     There were 9,006,284 shares of Class A common stock outstanding as of February 28, 1999.

     There were 19,577,672 shares of Class B common stock outstanding as of February 28, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1998 Annual Report to Stockholders and the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into
Part II and Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                COX RADIO, INC.

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   21
Item 3.     Legal Proceedings...........................................   22
Item 4.     Submission of Matters to a Vote of Security Holders.........   22
                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   23
Item 6.     Selected Consolidated Financial Data........................   23
Item 7.     Management's Discussion and Analysis of Financial Conditions
            and Results of Operations......................................24
Item 7a.    Quantitative and Qualitative Disclosure about Market Risk...   30
Item 8.     Financial Statements and Supplementary Data.................   32
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................... 53
                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   53
Item 11.    Executive Compensation......................................   53
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   53
Item 13.    Certain Relationships and Related Transactions..............   53
                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   53
Signatures..............................................................   55

                                     PART I

ITEM 1.  BUSINESS

     Cox Radio, Inc. is the fifth largest radio broadcasting company in the United States, based on net revenues. Cox Radio, upon completion of all pending transactions, will own or operate, or provide sales and marketing services for 59 radio stations (45 FM and 14 AM) clustered in 12 markets.

     Cox Radio is an indirect majority-owned subsidiary of Cox Enterprises, Inc. Cox Enterprises indirectly owns approximately 69% of Cox Radio's common stock and has approximately 96% of the voting power of Cox Radio. Cox Radio has two classes of common stock outstanding, Class A common stock, par value $1.00 per share, and Class B common stock, par value $1.00 per share. Cox Enterprises' wholly-owned subsidiary, Cox Broadcasting, Inc., is the sole stockholder of shares of Cox Radio's Class B common stock.

     Cox Enterprises, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest media companies in the United States, with consolidated 1998 revenues of approximately $5.4 billion. Prior to Cox Radio's initial public offering in September 1996, Cox Enterprises transferred all of its U.S. radio operations to Cox Radio. Cox Radio, as part of Cox Enterprises, was a pioneer in radio broadcasting, building its first station in 1934, acquiring its flagship station, WSB-AM (Atlanta), in 1939 and launching its first FM station, WSB-FM (Atlanta), in 1948.

     Cox Radio seeks to maximize the revenues and broadcast cash flow of its radio stations by operating and developing clusters of stations in demographically attractive and rapidly growing markets, including major markets such as Los Angeles and Atlanta and Sunbelt markets such as Miami, Tampa, Orlando, San Antonio and Birmingham. During the past five years, the 12 markets in which Cox Radio's stations operate have demonstrated, on an aggregate basis, greater radio advertising revenue growth than the compound annual growth rate for the U.S. radio industry as a whole of 9.3%, which was calculated using revenue projections obtained from the Radio Advertising Bureau.

     The April 1997 acquisition of NewCity Communications, Inc. enhanced the clustering of Cox Radio's radio stations by increasing the total number of markets in which Cox Radio owns and/or operates stations to 12 and by strengthening its penetration in those markets. The NewCity Communications acquisition created a platform for additional strategic acquisitions that further clustered radio stations in Cox Radio's markets. In 1998, Cox Radio added an operating market when it acquired four radio stations in Long Island, New York. In February 1999, Cox Radio agreed to trade its stations serving the Syracuse, New York market for additional stations serving the Tampa-St. Petersburg, Florida and Louisville, Kentucky markets. Therefore, pending the consummation of all announced transactions, Cox Radio will own and/or operate stations in a total of 12 markets. Cox Radio operates three or more stations in 10 of its 12 markets.

     As a result of Cox Radio's management, programming and sales efforts, its radio stations are characterized by strong ratings and above average power ratios (defined as revenue share in a particular market divided by audience share in such market). Cox Radio's stations are diversified in terms of format, target audience, geographic location and stage of development.

     Cox Radio has a track record of acquiring, repositioning and improving the operating performance of previously underperforming stations. Management believes that a number of Cox Radio's stations have significant growth opportunities or turnaround potential and can therefore be characterized as start-up or developing stations. Generally, Cox Radio considers start-up or developing stations to include those stations that have been recently acquired and offer the greatest potential for growth. Currently, Cox Radio considers 28 of its stations to be start-up or developing stations. Cox Radio believes these stations can achieve significant broadcast cash flow growth by employing its operating strategy. Management believes that its mix of stations in different stages of development enables Cox Radio to maximize its growth potential.

     Cox Radio's senior operating management is comprised of six individuals with an average of over 25 years of experience in the radio broadcasting industry, including an average of over 16 years with Cox

Radio. Cox Radio believes that this experienced senior management team is well positioned to manage larger radio station clusters and take advantage of new opportunities arising in the U.S. radio broadcasting industry.

     During 1998, Cox Radio began syndicating radio broadcast programming, including the stock market investment advice show The Motley Fool, consumer advocate Clark Howard, and Neal Boortz's political and issue talk show. Cox Radio entered into an Advertising Sales and Affiliate Marketing Agreement with Media America, Inc. Cox Radio is exploring offering other syndication products in the future.

ACQUISITIONS AND DISPOSITIONS

     During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Specific transactions entered into by Cox Radio during the past three years are discussed below.

     Under an LMA or a JSA, the company operating a station provides a combination of programming, sales, marketing and similar services. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in Cox Radio's operations since the respective dates of such agreements.

     In January 1996, Cox Radio completed the acquisition of Louisville, Kentucky stations WRKA-FM and WRVI-FM, later renamed WLSY-FM, for $8.7 million. Cox Radio also acquired Louisville station WXNU-FM, later renamed WRVI-FM, for $2.6 million in August 1996.

     In June 1996, Cox Radio acquired WHEN-AM and WWHT-FM in Syracuse, New York for $4.5 million. These stations were operated by NewCity Communications under an LMA until the consummation of the NewCity Communications acquisition.

     In October 1996, Cox Radio completed the sale of WIOD-AM in Miami, Florida for $13.0 million plus a working capital adjustment of $1.2 million. This transaction resulted in a pre-tax gain of approximately $2.0 million, which was recognized in the fourth quarter of 1996.

     In December 1996, Cox Radio acquired KRAV-FM and KGTO-AM in Tulsa, Oklahoma for $5.5 million. These stations were operated by NewCity Communications under an LMA until the consummation of the NewCity Communications acquisition.

     In March 1997, Cox Radio exchanged WCKG-FM and WYSY-FM in Chicago, Illinois for WHOO-AM, WHTQ-FM and WMMO-FM in Orlando, Florida. This transaction resulted in a pre-tax gain of approximately $49 million. In addition to receiving the three Orlando stations, Cox Radio also received cash proceeds of approximately $20 million. Prior to the NewCity Communications acquisition, the Orlando stations were operated by NewCity Communications since July 1996 under an LMA.

     In March 1997, Cox Radio acquired WSUN-AM (formerly WFNS-AM) serving the Tampa-St. Petersburg, Florida market for an aggregate consideration of $1.5 million. Cox Radio had been operating this station pursuant to an LMA or a JSA since June 1995.

     In April 1997, Cox Radio completed its acquisition of the license and certain assets of KRTO-FM in Los Angeles, California for $19 million in cash.

     In April 1997, Cox Radio acquired all of the issued and outstanding capital stock of NewCity Communications, through the merger of its wholly owned subsidiary, New Cox Radio II, Inc., with and into NewCity Communications, with NewCity Communications surviving as a wholly owned subsidiary of Cox Radio. Cox Radio purchased the stock of NewCity Communications for an aggregate consideration of approximately $253 million, including approximately $87 million in assumption of NewCity Communications' indebtedness and approximately $3 million in working capital adjustments. To consummate the NewCity Communications acquisition, Cox Radio utilized approximately $56 million of amounts due from Cox Enterprises and borrowed approximately $110 million pursuant to Cox Radio's $300 million, five-year, senior, unsecured revolving credit facility with certain banks, including Texas Commerce Bank National Association, as Administrative Agent. On April 2, 1997, NewCity Communications was merged with and into Cox Radio, with Cox Radio as the surviving corporation. NewCity Communications' subsidiaries were subsequently consolidated into Cox Radio. In October 1997, Cox Radio disposed of the assets of American Comedy Network, a former subsidiary of NewCity Communications, for aggregate proceeds of approximately $1.1 million including certain non-compete agreements.

     In May 1997, Cox Radio agreed to acquire WENN-FM and WAGG-AM, later renamed WEZN-AM, in Birmingham, Alabama, for consideration of $15 million. In July 1997, Cox Radio assigned its right to purchase WENN-FM for consideration of $14.5 million to a third party. Cox Radio consummated both the acquisition of WAGG-AM and the disposition of WENN-FM during November 1997.

     In September 1997, Cox Radio acquired KISS-FM, KSMG-FM and KLUP-AM in San Antonio, Texas for an aggregate consideration of $30.4 million plus certain non-compete agreements.

     In January 1998, Cox Radio entered into an agreement to assign its option to purchase KRIO-FM serving the San Antonio, Texas market for an aggregate consideration of $0.3 million. This disposition was consummated in May 1998.

     In February 1998, Cox Radio entered into an agreement to acquire the assets of radio station WPYO-FM (formerly WTLN-FM) serving the Orlando, Florida market for consideration of $14.5 million. Cox Radio has been operating WPYO-FM pursuant to an LMA since January 1999. In a related transaction, Cox Radio entered into an agreement to dispose of the assets of radio station WTLN-AM (formerly WZKD-AM), also serving the Orlando, Florida market for $0.5 million. Pending certain regulatory approvals, Cox Radio anticipates closing the acquisition of WPYO-FM and the disposition of WTLN-AM in the first half of 1999.

     In March 1998, Cox Radio acquired KONO-FM and KONO-AM in San Antonio, Texas for $23 million.

     In May 1998, Cox Radio acquired the assets of radio stations WBLI-FM, WBAB-FM, WHFM-FM and WGBB-AM, serving the Nassau-Suffolk (Long Island), New York market; for consideration of $48 million. In October 1998, Cox Radio entered into an agreement with a third party to dispose of the assets of radio station WGBB-AM for consideration of $1.7 million. Cox Radio anticipates consummating this disposition in 1999.

     In October 1998, Cox Radio consummated the acquisition of radio stations WCLR-FM, WZLR-FM and WPTW-AM serving the Dayton, Ohio market for approximately $6.3 million. Cox Radio had been operating these stations pursuant to an LMA since December 1997. In November 1998, Cox Radio entered into an agreement to dispose of WPTW-AM for approximately $0.1 million. Cox Radio expects to consummate this disposition in the first half of 1999.

     In November 1998, Cox Radio consummated the acquisition of radio stations WBHJ-FM and WBHK-FM in Birmingham, Alabama for an aggregate consideration of $17 million. Cox Radio had been operating these stations pursuant to an LMA since August 1997.

     In November 1998, Cox Radio entered into an LMA for WEDA-FM in Homewood, Alabama serving the Birmingham market. Cox Radio also acquired an option to purchase the station, in September 1997, for an aggregate consideration of $5.5 million and the assumption of debt in an amount not to exceed $0.2 million. Cox Radio has exercised this option and, pending certain regulatory approvals, expects to consummate this acquisition in the first half of 1999.

     In January 1999, Cox Radio acquired the assets of radio station WSUN-FM (formerly WLVU-FM) serving the Tampa-St. Petersburg, Florida market in exchange for the assets of WSUN-AM in Tampa-St. Petersburg, Florida and approximately $17 million. Cox Radio had been operating WSUN-FM pursuant to an LMA since September 1998.

     In January 1999, Cox Radio entered into an agreement to acquire KRTQ-FM (formerly KTFX-FM) in Tulsa, Oklahoma for $3.5 million. Cox Radio also entered into a Station Investment Note Receivable with the seller for $0.9 million which is collateralized by substantially all the assets of the station. Cox Radio has been operating this station pursuant to an LMA since January 1999. Pending certain regulatory approvals, Cox Radio expects to consummate this acquisition in December 1999.

     In February 1999, Cox Radio entered into an agreement in principle to acquire radio stations WVEZ-FM, WSFR-FM and the option to purchase WMHX-FM serving the Louisville, Kentucky market and radio stations WFJO-FM, WHPT-FM and WTBT-FM serving the Tampa-St. Petersburg, Florida market in exchange for Cox Radio stations WYYY-FM, WBBS-FM, WWHT-FM, WHEN-AM and WSYR-AM serving the Syracuse, New York market plus additional cash consideration presently estimated at $94 million. In connection with obtaining regulatory approvals for these transactions, Cox Radio has agreed to divest WRVI-FM and WLSY-FM in Louisville, Kentucky. Pending certain regulatory approvals, Cox Radio expects to consummate these transactions in the second half of 1999.

     On December 21, 1998 and March 1, 1999, Cox Radio purchased shares of common stock of USA Digital Radio, Inc., a developer of digital radio broadcasting technology, for a total purchase price of $2.5 million. Cox Radio will account for this investment under the cost method.

     The following table summarizes certain information relating to radio stations owned or operated by Cox Radio, assuming the consummation of all pending transactions:

                                                                        AUDIENCE                    DEMOGRAPHIC GROUP
                                                                        SHARE IN       RANK IN       (ADULTS 25-54)
                                                         TARGET          TARGET        TARGET       -----------------
  MARKET AND STATION                                  DEMOGRAPHIC      DEMOGRAPHIC   DEMOGRAPHIC    AUDIENCE
    CALL LETTERS(1)               FORMAT                 GROUP            GROUP         GROUP         SHARE      RANK
  ------------------              ------              -----------      -----------   -----------   -----------   -----
LOS ANGELES
  KFI-AM                 Talk                       Adults 35-54           3.8            7            3.1        13
  KOST-FM                Adult Contemporary         Women 25-44            5.5            3            4.1         3
  KACE-FM                R&B Oldies                 African American      11.7(2)         4(2)         1.2(2)     27(2)
                                                    Adults 35-54
  KRTO-FM                R&B Oldies                 African American        --           --             --        --
                                                    Adults 35-54
ATLANTA
  WSB-AM                 News/Talk                  Adults 35-64          12.1            1            8.6         1
  WSB-FM                 Adult Contemporary         Women 25-54            7.3            5            6.0         5
  WJZF-FM                Jazz                       Men 25-54              2.7           17            2.8        15
  WCNN-AM(3)             News/Talk                  Adults 35-64           0.6           25            0.5        24
MIAMI
  WFLC-FM                Hot Adult Contemporary     Adults 25-54           4.9            4            4.9         4
  WHQT-FM                Urban Adult                Adults 25-54           6.5            1            6.5         1
                         Contemporary
TAMPA
  WWRM-FM                Soft Adult Contemporary    Women 35-54            8.1            2            5.0         8
  WCOF-FM                70's Oldies                Adults 25-44           5.2            7            4.7         9
  WSUN-AM (formerly
    WFNS-AM)             50's Oldies                Adults 45-64           0.6           30             .1        44
  WSUN-FM (formerly
    WLVU-FM)             60's Oldies                Adults 35-54           1.2           20             .9        24
  WFJO-FM(4)             Rhythmic Oldies            Adults 25-44           2.4           13            2.5        14
  WHPT-FM(4)             Adult Rock                 Adults 25-54           3.5           13            3.5        13
  WTBT-FM(4)             Easy Listening             Adults 45+             2.4           12            9.4         1

                                                                        AUDIENCE                    DEMOGRAPHIC GROUP
                                                                        SHARE IN       RANK IN       (ADULTS 25-54)
                                                         TARGET          TARGET        TARGET       -----------------
  MARKET AND STATION                                  DEMOGRAPHIC      DEMOGRAPHIC   DEMOGRAPHIC    AUDIENCE
    CALL LETTERS(1)               FORMAT                 GROUP            GROUP         GROUP         SHARE      RANK
  ------------------              ------              -----------      -----------   -----------   -----------   -----
ORLANDO
  WDBO-AM                News/Talk                  Adults 35-64           7.1            4            4.3        11
  WWKA-FM                Country                    Adults 25-54           7.8            3            7.8         3
  WCFB-FM                Urban Adult                Women 25-54            6.1            6            5.4         8
                         Contemporary
  WHOO-AM                Standards                  Adults 55+            10.7            3             .7        23
  WHTQ-FM                Classic Rock               Men 25-54              7.3            4            4.8        10
  WMMO-FM                Rock Adult Contemporary    Adults 25-54           6.3            4            6.3         4
  WPYO-FM (formerly
    WTLN-FM)(3)(4)       Hit Radio                  Adults 18-34            --(5)        --(5)          --(5)     --(5)
SAN ANTONIO
  KCYY-FM                Country                    Adults 25-54           4.9            9            4.9         9
  KKYX-AM                Classic Country            Adults 35-64           2.0           20            0.9        21
  KCJZ-FM                Smooth Jazz                Adults 25-54           3.7           12            3.7        12
  KISS-FM                Adult Oriented Rock        Adults 18-49           7.4            4            5.3         7
  KSMG-FM                Hot Adult Contemporary     Adults 25-54           8.2            2            8.2         2
  KLUP-AM                Adult Standards            Adults 35-64           2.1           18             .7        25
  KONO-FM                Oldies                     Adults 25-54           6.3(6)         4(6)         6.3(6)      4(6)
  KONO-AM                Oldies                     Adults 25-54            --           --             --        --
LOUISVILLE
  WRKA-FM                Oldies                     Adults 35-54           8.5            4            6.5         5
  WRVI-FM(7)             Rock Adult Contemporary    Adults 25-49           1.5           17            1.4        17
  WLSY-FM(7)             R&B Oldies                 Adults 35-54           2.2           13            1.4        17
  WVEZ-FM(4)             Adult Contemporary         Adults 25-54           8.1            3            8.1         3
  WSFR-FM(4)(9)          Classic Rock               Adults 25-54           6.8            4            6.8         4
  WMHX-FM(8)             Hot Adult Contemporary     Adults 18-49           1.9           12            2.0        14
BIRMINGHAM
  WZZK-FM                Country                    Adults 25-54           9.9            2            9.9         2
  WEZN-AM (formerly
    WAGG-AM)             Stardust                   Adults 50+             7.7            3            1.1        20
  WODL-FM                Oldies                     Adults 25-54           6.2            6            6.2         6
  WBHJ-FM                Contemporary Hit Urban     Adults 18-34          14.0            2            5.5         7
  WBHK-FM                Urban Adult                Adults 25-54          10.8            1           10.8         1
                         Contemporary
  WAGG-AM (formerly
    WEZN-AM)             Gospel                     Adults 25-54           3.1           12            3.1        12
  WEDA-FM(3)(4)(9)       Adult Hit Radio            Adults 18-34            --(10)       --(10)         --(10)    --(10)
DAYTON
  WHIO-AM                News/Talk                  Adults 35-64           5.5            4            3.9         9
  WHKO-FM                Country                    Adults 25-54          13.4            1           13.4         1
  WCLR-FM                Oldies                     Adults 35-54           6.0(11)        5(11)        4.5(11)     7(11)
  WZLR-FM                Oldies                     Adults 35-54            --           --             --        --
TULSA
  KRMG-AM                News/Talk                  Adults 25-54           9.3            3            9.3         3
  KWEN-FM                Country                    Adults 25-54           9.7            2            9.7         2
  KJSR-FM                70's Oldies                Adults 25-54           6.6            5            6.6         5
  KRAV-FM                Adult Contemporary         Adults 25-54           5.7            8            5.7         8
  KGTO-AM                Standards                  Adults 55+             8.3            5             .7        21
  KRTQ-FM (formerly
    KTFX-FM)(3)(4)       Adult Oriented Rock        Men 18-30               --(12)       --(12)         --(12)    --(12)
BRIDGEPORT
  WEZN-FM                Adult Contemporary         Adults 25-54          12.2(13)        2(13)       12.2(13)     2(13)

                                                                        AUDIENCE                    DEMOGRAPHIC GROUP
                                                                        SHARE IN       RANK IN       (ADULTS 25-54)
                                                         TARGET          TARGET        TARGET       -----------------
  MARKET AND STATION                                  DEMOGRAPHIC      DEMOGRAPHIC   DEMOGRAPHIC    AUDIENCE
    CALL LETTERS(1)               FORMAT                 GROUP            GROUP         GROUP         SHARE      RANK
  ------------------              ------              -----------      -----------   -----------   -----------   -----
LONG ISLAND
  WBLI-FM                Hot Adult Contemporary     Adults 25-54           4.8            4            4.8         4
  WBAB-FM                Adult Oriented Rock        Men 25-54              6.6(14)        3(14)        4.8(14)     4(14)
  WHFM-FM                Adult Oriented Rock        Men 25-54               --           --             --        --

Source: Arbitron 1998 Market Reports four-book average
---------------

 (1) Metropolitan market served; city of license may differ.
 (2) Audience share and audience rank information for KACE-FM and KRTO-FM are combined because the stations are simulcast.
 (3) Station operated by Cox Radio pursuant to an LMA.
 (4) Station to be acquired by Cox Radio.
 (5) WPYO-FM format was changed in January 1999; therefore, the station's audience share and audience rank information for 1998 are not applicable.
 (6) Audience share and audience rank information for KONO-FM and KONO-AM are combined because the stations are simulcast.
 (7) Cox Radio has agreed to divest of these stations in connection with obtaining regulatory approval for the acquisition of WVEZ-FM, WSFR-FM and the option to purchase WMHX-FM in Louisville, Kentucky.
 (8) Cox Radio will accept assignment of a JSA and purchase option for this station.
 (9) Station is operating pursuant to program test authority. An application for the station's initial license is pending before the Federal Communications Commission.
(10) WEDA-FM commenced operations in November 1998; therefore, audience share and audience rank information for 1998 are not applicable.
(11) Audience share and audience rank information for WCLR-FM and WZLR-FM are combined because the stations are simulcast.
(12) KRTQ-FM format was changed in January 1999; therefore applicable audience share and audience rank information for 1998 are not applicable.
(13) Audience share and rank data is based only on Arbitron Market Reports for Fall 1998 and Spring 1998 because Arbitron does not produce Summer and Winter Arbitron Market Reports for the Bridgeport/Fairfield County market.
(14) Audience share and audience rank information for WBAB-FM and WHFM-FM are combined because the stations are simulcast.

WSB, INC. AND WHIO, INC. MERGERS

     WHIO, Inc., a Delaware corporation, and WSB, Inc., a Delaware corporation, both wholly-owned subsidiaries of Cox Radio, were merged with and into Cox Radio on November 1, 1998, and November 10, 1998, respectively.

LICENSE DROP-DOWN

     On January 1, 1999, Cox Radio transferred the licenses, permits and authorizations it held from the Federal Communications Commission in respect of the radio stations it owns (other than in respect of the radio stations it owns in the states of California and Florida and WGBB-AM and WPTW-AM) to CXR Holdings, Inc., a Nevada corporation and wholly-owned subsidiary of Cox Radio.

OPERATING STRATEGY

     The following is a description of the key elements of Cox Radio's operating strategy:

  Clustering of Stations

     Cox Radio operates its stations in clusters to:

     - Enhance net revenue growth by increasing the appeal of Cox Radio's stations to advertisers and enabling such stations to compete more effectively with other forms of advertising and

     - Achieve operating efficiencies by consolidating broadcast facilities, eliminating duplicative positions in management and production and reducing overhead expenses.

     Management believes that operating several radio stations in each of its markets will enable its sales teams to offer advertisers more attractive advertising packages. Furthermore, as radio groups achieve significant audience share, they can deliver to advertisers the audience reach that historically only television and newspapers could offer, with the added benefit of frequent exposure to advertisers' target customers. Management believes that Cox Radio's clusters of stations, and their corresponding audience share, provide opportunities to capture an increased share of total advertising revenue in each of its markets.

  Development of Underperforming Stations

     Cox Radio's management has demonstrated its ability to acquire underperforming radio stations and develop them into consistent ratings and revenue leaders. Cox Radio's historic margins reflect the acquisition and continued development of underperforming stations, as well as the fact that increases in net revenue are typically realized subsequent to increases in audience share. Management believes that a number of its stations have significant growth opportunities or turnaround potential and can therefore be characterized as developing stations.

  Implementation of Cox Radio's Management Philosophy

     Cox Radio's local station operations are supported by a lean corporate staff which employs a management philosophy emphasizing:

     - Market research and targeted programming

     - A customer-focused selling strategy; and

     - Marketing and promotional activities.

     Market Research and Targeted Programming. Cox Radio's research, programming and marketing strategy combines extensive research with an assessment of competitors' vulnerabilities and market dynamics in order to identify specific audience opportunities within each market. Cox Radio also retains consultants and research organizations to continually evaluate listener preferences. Using this information, Cox Radio tailors the programming, marketing and promotions of each station to maximize its appeal to its target audience. Cox Radio's disciplined application of market research enables each of its stations to be responsive to the changing preferences of its targeted listeners. This approach focuses on the needs of the listener and its community and is designed to improve ratings and maximize the impact of advertising for Cox Radio's customers.

     Through its research, programming and marketing, Cox Radio also seeks to create a distinct and marketable local identity for each of its stations in order to enhance audience share and listener loyalty and to protect against direct format competition. To achieve this objective, Cox Radio employs and promotes distinct high-profile on-air personalities and local sports programming at many of its stations. For example, Cox Radio broadcasts "Dr. Laura" in Los Angeles, Dayton, Syracuse, Tulsa and Orlando; "Rush Limbaugh" in Los Angeles, Orlando, Syracuse and Tulsa; the Atlanta Braves in Atlanta and Tampa; and the Orlando Magic in Orlando.

     Customer-Focused Selling Strategy. Cox Radio has implemented a unique, customer-focused approach to selling advertising known as the Consultative Selling System. Cox Radio's sales personnel are trained to approach each advertiser with a view towards solving the marketing needs of the customer. In this regard, the sales staff consults with customers, attempts to understand their business goals and offers comprehensive marketing solutions, including the use of radio advertising. Instead of merely selling station advertising time, Cox Radio's sales personnel are encouraged to develop innovative marketing strategies for the station's advertising customers.

     Marketing and Promotional Activities. Cox Radio's stations regularly engage in significant local promotional activities, including advertising on local television and in local print media, participating in telemarketing and direct mailings and sponsoring contests, concerts and events. Special events may include charitable athletic events, events centered around a major local occasion or local ethnic group and special community or family events. Cox Radio also engages in joint promotional activities with other media in its markets to further leverage its promotional spending. These promotional efforts help Cox Radio's stations add new listeners and increase the amount of time spent listening to the stations.

  Strong Management Teams

     In addition to relying upon its experienced senior operating management, Cox Radio places great importance on the hiring and development of strong local management teams and has been successful in retaining experienced management teams that have strong ties to their communities and customers.

     Cox Radio invests significant resources in identifying and training employees to create a talented team of managers at all levels of station operations. These resources include:

     - Gallup/SRI, which helps Cox Radio identify and select talented individuals for management and sales positions;

     - Center for Sales Strategy, an independent sales and management training company which trains and develops managers and sales executives; and

     - A program of leadership development conducted by Cox Radio's senior operating management and outside consultants.

     Local managers are empowered to run the day-to-day operations of their stations and to develop and implement policies that will improve station performance and establish long-term relationships with listeners and advertisers. The compensation of the senior operating management team and local station managers is dependent upon financial performance and linked to participation in Cox Radio's Long-Term Incentive Plan. See Note 10 to the Cox Radio's Consolidated Financial Statements included elsewhere herein.

ACQUISITION STRATEGY

     During the last several years, Cox Radio has implemented its clustering strategy through the acquisition of radio stations in several of its existing markets. Management believes that recent changes in federal regulations will allow Cox Radio to continue to pursue its acquisition strategy. The Telecommunications Act of 1996 removed the limit on the number of radio stations an operator may own nationwide and increased the number of radio stations an operator may own in a single market. As a result of this legislation, the competitive landscape in the radio broadcasting industry is changing. Management believes that larger, well-capitalized companies with experienced management, such as Cox Radio, are best positioned to take advantage of this changing environment. Management considers the following factors when making an acquisition:

  Market Selection Considerations

     Cox Radio's acquisition strategy has been focused on clustering stations in its existing markets. In the future, Cox Radio will seek to make opportunistic acquisitions in additional markets in which Cox Radio believes that it can cost-effectively achieve a leading position in terms of audience and revenue share. Management also believes that Cox Radio will have the financial resources and management expertise to continue to pursue its acquisition strategy. Certain future acquisitions may be limited by the multiple and cross-ownership rules of the Federal Communications Commission. See "-- Federal Regulation of Broadcasting -- General Ownership Matters" and "-- Proposed Changes."

  Station Considerations

     Cox Radio expects to concentrate on acquiring radio stations that offer, through application of Cox Radio's operating philosophy, the potential for improvement in the stations' performance, particularly its broadcast cash flow. Such stations may be in various stages of development, presenting Cox Radio with an opportunity to apply its management techniques and to enhance asset value. In evaluating potential acquisitions, Cox Radio considers the strength of a station's broadcast signal. A powerful broadcast signal enhances delivery range and clarity, thereby influencing listener preference and loyalty. Cox Radio also assesses the strategic fit of an acquisition with its existing clusters of radio stations. When entering a new market, Cox Radio expects to acquire a "platform" upon which to expand its portfolio of stations and to build a leading cluster of stations.

INDUSTRY OVERVIEW

     The primary source of revenues for radio stations is generated from the sale of advertising time to local and national spot advertisers and national network advertisers. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 75% to 80% according to the Radio Advertising Bureau. The growth in total radio advertising revenue tends to be fairly stable and has generally grown at a rate faster than the Gross National Product. With the exception of 1991, when total radio advertising revenue fell by approximately 2.8% compared to the prior year, advertising revenue has risen in each of the 15 years through 1997 (the most recent year for which this information is available), more rapidly than both inflation and the Gross National Product. Total domestic radio advertising revenue in 1997 of $13.6 billion, as reported by the Radio Advertising Bureau, was at its highest level in the industry's history.

     According to the Radio Advertising Bureau's Radio Marketing Guide and Fact Book for Advertisers, 1998, radio reaches approximately 96% of all Americans over the age of 12 every week. More than one-half of all radio listening is done outside the home, in contrast to other advertising media, and three out of four adults are reached by car radio each week. The average listener spends approximately three hours and 11 minutes per day listening to radio. Most radio listening occurs during the morning, particularly between the time a listener wakes up and the time the listener reaches work. Radio programming during this "morning drive time" period reaches more than 82% of people over the age of 12 on a weekly basis, and, as a result, radio advertising sold during this period achieves premium advertising rates. Radio listeners have gradually shifted over the years from AM to FM stations. FM reception, as compared to AM, is generally clearer and provides greater tonal range and higher fidelity. In comparison to AM, FM's listener share is now in excess of 75%, despite the fact that the number of AM and FM commercial stations in the United States is approximately equal.

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

COMPETITION; CHANGES IN THE BROADCASTING INDUSTRY

     The radio broadcasting industry is a highly competitive business. The success of each of Cox Radio's stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. Cox Radio's stations compete for listeners directly with other radio stations in their respective markets primarily on the basis of program content that appeals to a target demographic group. By building a strong listener base consisting of a specific demographic in each of its markets, Cox Radio is able to attract advertisers seeking to reach those listeners. Cox Radio's stations compete for advertising revenue directly with other radio stations and with other electronic and print media within their respective markets.

     Factors that are material to a station's competitive position include management experience, the station's audience share rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance, and the number and characteristics of other stations in the market area. Cox Radio attempts to improve its competitive position with promotional campaigns aimed at the demographics targeted by its stations and by sales efforts designed to attract advertisers. Recent changes in the law have increased the number of radio stations a broadcaster may own in a given market and permit, within limits, joint arrangements with other stations in a market relating to programming, advertising sales, and station operations. Management believes that radio stations that elect to take advantage of these opportunities may, in certain circumstances, have lower operating costs and may be able to offer advertisers more attractive rates and services.

     Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the Federal Communications Commission. The number of radio stations that a single entity may own and operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the Federal Communications Commission to communities in that market, as well as by the Federal Communications Commission's multiple ownership rules. These rules regulate the number of stations that may be owned and controlled by a single entity. The Federal Communications Commission also recently initiated a rulemaking proceeding to consider the use of competitive bidding procedures (auctions) to award licenses or construction permits for new broadcast stations to the highest bidder. The Federal Communications Commission also will subject to auction pending and future applications by licensees to make major changes in their existing facilities, where such applications would be mutually exclusive with other licensees' applications.

     Cox Radio's stations compete for advertising revenue with other radio stations and with other electronic and print media. Potential advertisers can substitute advertising through broadcast television, cable television systems (which can offer concurrent exposure on a number of cable networks to enlarge the potential audience), daily, weekly, and free-distribution newspapers, other print media, direct mail, and on-line computer services for radio advertising. Competing media commonly target the customers of their competitors, and advertisers regularly shift dollars from radio to these competing media and vice versa. Accordingly, there can be no assurance that any of Cox Radio's stations will be able to maintain or increase its advertising revenue share. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite digital audio radio service, and by digital audio broadcasting. Digital audio broadcasting and satellite digital audio radio service provide for the delivery by terrestrial or satellite means of multiple new audio programming formats with compact disc quality sound to local and national audiences. The delivery of information through the Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as broadcast television, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

     Cox Radio cannot predict what other matters might be considered in the future by the Federal Communications Commission, nor can it assess in advance what impact, if any, the implementation of any Federal Communications Commission proposals or changes might have on its business.

FEDERAL REGULATION OF RADIO BROADCASTING

     The ownership, operation and sale of radio stations, including those licensed to Cox Radio, are subject to the jurisdiction of the Federal Communications Commission, which acts under authority granted by the Communications Act of 1934, as amended. Among other things, the Federal Communications Commission assigns frequency bands for broadcasting, determines the particular frequencies, locations and operating power of stations, issues, renews and modifies station licenses, determines whether to approve changes in ownership or control of station licenses, regulates equipment used by stations, adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content, employment practices, and business of stations, and has the power to impose penalties, including license revocations, for violations of its rules or the Communications Act of 1934, as amended.

     The Telecommunications Act of 1996, which significantly amended the Communications Act of 1934, as amended, in numerous respects, dramatically changed the ground rules for competition and regulation in virtually all sectors of the telecommunications industry, including broadcasting, local and long-distance telephone services, cable television services and telecommunications equipment manufacturing. In addition, the Telecommunications Act of 1996 imposed numerous requirements on the Federal Communications Commission to launch new inquiries and rulemaking proceedings, perhaps 80 in all, involving a multitude of telecommunications issues, including those described herein that will directly affect the broadcast industry. The Telecommunications Act of 1996 mandated that such rulemaking proceedings be completed within certain time frames, in some cases as short as six months. Some of these proceedings have been completed while others remain pending.

     The following is a brief summary of certain provisions of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and of specific Federal Communications Commission rules and policies. Reference should be made to the Communications Act of 1934, as amended, Federal Communications Commission rules and public notices and rulings of the Federal Communications Commission for further information concerning the nature and extent of Federal Communications Commission regulation of broadcast stations.

  License Renewal

     Broadcast station licenses are subject to renewal upon application to the Federal Communications Commission. All radio station licenses have a term of eight years. All licenses renewed as part of the current renewal cycle will have a term of eight years. The Federal Communications Commission will renew a broadcast license if it determines that the "public convenience, interest or necessity" will be served thereby. During a specified period after an application for renewal of a broadcast station license has been filed, persons objecting to the renewal may file petitions to deny the application. Competing applications for the license, however, will not be accepted unless the current licensee's renewal application is denied. Also, during the period when a renewal application is pending (generally four months prior to expiration of the license), the transferability of the applicant's license may be restricted.

     Historically, Cox Radio's management has not experienced any material difficulty in obtaining renewal from the Federal Communications Commission of any of the broadcast licenses for stations under its control.

     The following table sets forth selected information concerning each of the stations owned, or operated pursuant to an LMA, by Cox Radio, including the date on which each such station's Federal Communications Commission license expires (a station may continue to operate beyond the expiration date if a timely-filed license renewal application is pending), assuming the consummation of all pending transactions:

                                 EXPIRATION
MARKET AND STATION                 DATE OF              HEIGHT ABOVE
 CALL LETTERS(1)     FREQUENCY     LICENSE      CLASS  AVERAGE TERRAIN      POWER
------------------   ---------   ----------     -----  ---------------      -----
LOS ANGELES
  KFI-AM             640 KHz       12/1/05        A    N.A.             50 kw
  KOST-FM            103.5 MHz     12/1/05        B    949 m            12.5 kw
  KACE-FM            103.9 MHz     12/1/05        A    118 m            4.1 kw
  KRTO-FM            98.3 MHz      12/1/05        A    306 m            .6 kw
ATLANTA
  WSB-AM             750 KHz        4/1/04        A    N.A.             50 kw
  WSB-FM             98.5 MHz       4/1/04        C    313 m            100 kw
  WJZF-FM            104.1 MHz      4/1/04       C1    371 m            60 kw
  WCNN-AM(2)         680 KHz        4/1/04        B    N.A.             50 kw day
                                                                        10 kw night
MIAMI
  WFLC-FM            97.3 MHz       2/1/04        C    307m             100 kw
  WHQT-FM            105.1 MHz      2/1/04        C    307m             100 kw
TAMPA
  WWRM-FM            94.9 MHz       2/1/04        C    392 m            95 kw
  WCOF-FM            107.3 MHz      2/1/04       C1    182 m            100 kw
  WSUN-AM
    (formerly
    WFNS-AM)         910 KHz        2/1/04        B    N.A.             5 kw
  WSUN-FM
    (formerly
    WLVU-FM)         97.1 MHz       2/1/04       C2    224 m            11.5 kw
  WHPT-FM(3)         102.5 MHz      2/1/04        C    503 m            100 kw
  WFJO-FM(3)         101.5 MHz      2/1/04        C    415 m            100 kw
  WTBT-FM(3)         105.5 MHz      2/1/04       C1    410 m            46 kw
ORLANDO
  WDBO-AM            580 KHz        2/1/04        B    N.A.             5 kw
  WWKA-FM            92.3 MHz       2/1/04        C    408 m            98 kw
  WCFB-FM            94.5 MHz       2/1/04        C    448 m            96 kw
  WHTQ-FM            96.5 MHz       2/1/04        C    487 m            100 kw
  WMMO-FM            98.9 MHz       2/1/04       C2    134 m            38 kw
  WHOO-AM            990 KHz        2/1/04        B    N.A.             50 kw day
                                                                        5 kw night
  WPYO-FM
    (formerly
    WTLN-FM)(2)(3)   95.3 MHz       2/1/04        A    96 m             6 kw
SAN ANTONIO
  KCYY-FM            100.3 MHz      8/1/05        C    300 m            98 kw
  KCJZ-FM            106.7 MHz      8/1/05        C    310 m            100 kw
  KKYX-AM            680 KHz        8/1/05        B    N.A.             50 kw
                                                                        10 kw night
  KISS-FM            99.5 MHz       8/1/05        C    339 m            100 kw
  KSMG-FM            105.3 MHz      8/1/05        C    381 m            95 kw
  KLUP-AM            930 KHz        8/1/05        B    N.A.             5 kw
  KONO-AM            860 KHz        8/1/05        B    N.A.             5 kw day
                                                                        0.9 kw night
  KONO-FM            101.1 MHz      8/1/05       C1    302 m            97 kw
LOUISVILLE
  WRKA-FM            103.1 MHz      8/1/04        A    95 m             6 kw
  WLSY-FM (4)        94.7 MHz       8/1/04        A    118 m            2.15 kw
  WRVI-FM (4)        105.9 MHz      8/1/04        A    126 m            1.9 kw
  WSFR-FM(3)         107.7 MHz      8/1/04       B1    173 m            8.2 kw
  WVEZ-FM(3)         106.9 MHz      8/1/04        B    204 m            24.5 kw
  WMHX-FM(5)         103.9 MHz      8/1/04        A    149 m            1.35 kw

                                 EXPIRATION
MARKET AND STATION                 DATE OF              HEIGHT ABOVE
 CALL LETTERS(1)     FREQUENCY     LICENSE      CLASS  AVERAGE TERRAIN      POWER
------------------   ---------   ----------     -----  ---------------      -----
BIRMINGHAM
  WZZK-FM            104.7 MHz      4/1/04        C    396 m            99 kw
  WODL-FM            106.9 MHz      4/1/04        C    351 m            99 kw
  WAGG-AM
    (formerly
    WEZN-AM)         610 KHz        4/1/04        B    N.A.             5 kw day
                                                                        1 kw night
  WEZN-AM
    (formerly
    WAGG-AM)         1320 KHz       4/1/04        D    N.A.             5 kw day
                                                                        0.111 kw night
  WBHK-FM            98.7 MHz       4/1/04       C2    343 m            9.4 kw
  WBHJ-FM            95.7 MHz       4/1/04       C1    299 m            100 kw
  WEDA-
    FM(2)(3)(6)      97.3 MHz         N.A.        A    306 m            .64 kw
DAYTON
  WHIO-AM            1290 KHz      10/1/04        B    N.A              5 kw
  WHKO-FM            99.1 MHz      10/1/04        B    325 m            50 kw
  WCLR-FM            95.7 MHz      10/1/04        B    145 m            50 kw
  WZLR-FM            95.3 MHz      10/1/04        A    98 m             6 kw
TULSA
  KWEN-FM            95.5 MHz       6/1/05        C    405 m            96 kw
  KJSR-FM            103.3 MHz      6/1/05        C    390 m            100 kw
  KRAV-FM            96.5 MHz       6/1/05        C    405 m            96 kw
  KGTO-AM            1050 KHz       6/1/05        D    N.A.             1 kw day
                                                                        0.022 kw night
  KRMG-AM            740 KHz        6/1/05        B    N.A.             50 kw day
  KRTQ-FM
    (formerly
    KTFX-FM)(2)(3)   102.3 MHz      6/1/05       C2    150 m            50 kw day
                                                                        25 kw night
BRIDGEPORT
  WEZN-FM            99.9 MHz       4/1/06        B    204 m            27.5 kw
LONG ISLAND
  WBLI-FM            106.1 MHz      6/1/06        B    152 m            49 kw
  WBAB-FM            102.3 MHz      6/1/06        A    82 m             3 kw
  WHFM-FM            95.3 MHz       6/1/06        A    108 m            5 kw

---------------

(1) Metropolitan market served; city of license may differ.
(2) Cox Radio provides programming to this station pursuant to an LMA.
(3) Station to be acquired by Cox Radio.
(4) Cox Radio has agreed to divest of these stations in connection with obtaining regulatory approval for the acquisition of WVEZ-FM, WSFR-FM and the option to purchase WMHX-FM in Louisville, Kentucky.
(5) Cox Radio will accept assignment of a JSA and purchase option for this station.
(6) Station is operating pursuant to program test authority. An application for the station's initial license is pending before the Federal Communications Commission.

  General Ownership Matters

     In determining whether to grant or renew a broadcast license, the Federal Communications Commission considers a number of factors pertaining to the licensee, including compliance with the statutory limitations on alien (foreign) ownership; compliance with various rules limiting common ownership of broadcast, cable and newspaper properties; and the "character" of the licensee and those persons holding "attributable" interests in the licensee. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock are generally deemed to be attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. The Federal Communications Commission treats all partnership interests as attributable, except for those limited partnership interests that are "insulated" by the terms of the limited partnership agreement from "material involvement" in the media related activities of the partnership under Federal Communications Commission policies. Stock interests held by certain "passive institutional investors" only become attributable with the ownership of 10% or more of the stock of a corporation holding a broadcast license.

     Cox Radio's indirect parent, Cox Enterprises, has attributable ownership interests in television stations located in:

     - Orlando, Florida;

     - Charlotte, North Carolina;

     - Pittsburgh, Pennsylvania;

     - Dayton, Ohio;

     - Atlanta, Georgia;

     - Oakland, California;

     - El Paso, Texas;

     - Seattle, Washington; and

     - Reno, Nevada.

     Cox Enterprises also has attributable ownership interests in daily newspapers located in:

     - Grand Junction, Colorado;

     - Palm Beach, Florida;

     - Atlanta, Georgia;

     - Greenville, Rocky Mount and Elizabeth City, North Carolina;

     - Dayton and Springfield, Ohio; and

     - Austin, Longview, Lufkin, Waco, Nacogdoches, Marshall and Jefferson,
       Texas.

     Cox Enterprises has a non-attributable ownership interest in a daily newspaper located in Daytona Beach, Florida.

     Paul J. Rizzo, a director of Cox Enterprises, is a director of The McGraw-Hill Companies, Inc. which, through a wholly-owned subsidiary, owns and operates the following television stations:

     - KMGH-TV, Denver, Colorado;

     - WRTV, Indianapolis, Indiana;

     - KERO-TV, Bakersfield, California; and

     - KGTV, San Diego, California.

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

     The Communications Act of 1934, as amended, prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the Federal Communications Commission. To obtain the Federal Communications Commission's prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the Federal Communications Commission. Depending on whether the application involves the assignment of the license or a "substantial change" in ownership or control (e.g., the transfer of more than 50% of the voting stock), the application may be required to go on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. When passing on an assignment or transfer application, the Federal Communications Commission is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

     The Federal Communications Commission has a "cross-interest" policy that under certain circumstances could prohibit a person or entity with an attributable interest in a broadcast station or daily newspaper from having a "meaningful" non-attributable interest in another broadcast station or daily newspaper in the same local market. Among other things, "meaningful" interests could include significant equity interests (including non-voting stock, voting stock, and limited partnership interests) and significant employment positions. This policy may limit the permissible acquisitions and investments Cox Radio may make and the permissible investments a purchaser of Cox Radio's common stock may make or hold. If the Federal Communications Commission determines that a stockholder of Cox Radio has violated this cross-interest policy, Cox Radio may be unable to obtain from the Federal Communications Commission one or more authorizations needed to conduct its radio station business and may be unable to obtain Federal Communications Commission consents for certain future acquisitions. As part of its rulemaking proceedings soliciting public comment on various proposals to modify its broadcast attribution policies, the Federal Communications Commission also has requested public comment on whether to eliminate or codify the remaining aspects of the cross-interest policy with respect to significant employment positions, non-attributable equity interests and joint venture arrangements.

  Local Radio Ownership Rule

     The Federal Communications Commission's local radio multiple ownership rule provides for certain limits on the number of radio stations that one entity may own in a local geographic market. These limits are as follows:

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

     Notwithstanding the limits contained in the Federal Communications Commission's local radio multiple ownership rule, the Federal Communications Commission has the authority to permit any person or entity to own, operate or control, or have an attributable ownership interest in a number of radio broadcast stations in excess of the rule's limits if the Federal Communications Commission determines that such ownership, operation, control or interest will result in an increase in the number of radio broadcast stations that are in operation. Although the Telecommunications Act of 1996, which granted the Federal Communications Commission such authority, does not explain the intent or rationale for this provision, Cox Radio believes that this exception may apply to newly-constructed stations and/or stations that have been off the air but are resuming broadcast operations.

     The Federal Communications Commission does not regulate the number of radio stations that may be owned or controlled by one entity nationally.

  Local Marketing Agreements and Joint Sales Agreements

     Over the past several years, a significant number of radio broadcast licensees, including Cox Radio, have entered into local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under a typical LMA, separately-owned and licensed radio stations serving a common geographic area agree to function cooperatively in terms of programming, advertising sales, etc., subject to the licensee of each station maintaining independent control over the programming and station operations of its own station and subject to compliance with other requirements of the Federal Communications Commission's rules and policies as well as the antitrust laws. The LMA concept is referred to in the Federal Communications Commission rules as "time brokerage" under which a licensee of a station is permitted to sell the right to broadcast blocks of time on its station to an entity or entities which program the blocks of time and sell their own commercial advertising announcements for their own account during the time periods in question. Under a typical JSA, two separately-owned radio stations serving a common service area agree to function cooperatively in terms of advertising sales only. Under such an arrangement, the licensee of one station sells the advertising time on the other licensee's station for its own account but does not provide any programming to the other licensee's station. This arrangement is also subject to ultimate control by the latter licensee.

     LMAs between two radio stations in the same market that involve more than 15% of the brokered station's broadcast hours per week are treated as if the brokered station were owned by the brokering station for purposes of the Federal Communications Commission's local radio multiple ownership rule. A broadcast station, therefore, is not permitted to enter into an LMA giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local station which it would not be permitted to own under the Federal Communications Commission's local radio multiple ownership rule. A JSA where no programming is provided is not considered an attributable ownership interest under current Federal Communications Commission rules. However, in connection with its broadcast attribution rulemaking proceeding, the Federal Communications Commission is considering revising its attribution rules to deem attributable, for purposes of applying the ownership rules, interests in JSAs where the brokered and brokering stations serve substantially the same market.

  Cross-Ownership Rules

     The Federal Communications Commission's radio/television cross ownership rule generally prohibits a single individual or entity from having an attributable interest in a television station and a radio station serving the same market, although the Federal Communications Commission will waive this rule under certain circumstances and is considering elimination of the rule or relaxing its policy for granting waivers. The Federal Communications Commission's rules also prohibit the common ownership of a radio station and a daily newspaper in the same market, and the Federal Communications Commission is considering changes to what is currently a very limited waiver policy. Pursuant to these and certain Federal Communications Commission multiple ownership rules discussed above, a purchaser of Cox Radio's common stock who acquires an attributable interest in Cox Radio may violate and may cause Cox Radio to violate the Federal Communications Commission's ownership rules if such purchaser also has an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest, to the extent that those investments give rise to an attributable interest. If a stockholder of Cox Radio who holds an attributable interest in Cox Radio violates any of these ownership rules, Cox Radio may be unable to obtain from the Federal Communications Commission one or more authorizations needed to conduct its radio station business and may be unable to obtain Federal Communications Commission consent for certain future acquisitions.

     Under the Telecommunications Act of 1996, the Federal Communications Commission is required to review all of its broadcast ownership rules every other year to determine whether the public interest dictates that such rules be repealed or modified.

  Programming and Operation

     The Communications Act of 1934 requires broadcasters to serve the "public interest." Since the late 1970s, the Federal Communications Commission gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Stations also must follow various rules promulgated under the Communications Act of 1934, as amended, that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full term) renewals or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

  Proposed Changes

     Congress and the Federal Communications Commission have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly:

     - Affect the operation, ownership and profitability of Cox Radio and its radio broadcast stations;

     - Result in the loss of audience share and advertising revenue of Cox Radio's radio broadcast stations; and

     - Affect the ability of Cox Radio to acquire additional radio broadcast stations or to finance such acquisitions.

     Such matters include, for example:

     - Changes to the license renewal process;

     - Proposals to impose spectrum use fees or other governmentally-imposed fees upon licensees;

     - Proposals to adopt equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting;

     - Proposals to repeal or modify some or all of the Federal Communications Commission's multiple ownership rules and/or policies;

     - Proposals to modify the attribution rules, such as increasing the benchmarks or thresholds for attributing ownership interests in broadcast media;

     - Proposals to change rules or policies relating to political broadcasting;

     - Technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting, satellite digital audio radio service, and AM stereo broadcasting;

     - Proposals to permit expanded use of FM translator stations and low power FM stations;

     - Proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio;

     - Changes in the Federal Communications Commission's "cross-interest" and alien ownership rules and policies;

     - Changes in the Federal Communications Commission's cross-ownership rules;

     - Changes to technical requirements for broadcast services;

     - Proposals to allow telephone companies to deliver audio and video programming to homes through existing phone lines; and

     - Proposals to limit the tax deductibility of advertising expenses by advertisers.

     In addition, the Federal Communications Commission has adopted rules pursuant to which it will auction to the highest bidder the right to use the radio broadcast spectrum where there are mutually exclusive applications for use of such radio broadcast spectrum. Auctions will now be used to resolve mutual exclusivity among applications for new stations and major changes in existing stations. The Federal Communications Commission has not yet adopted procedural rules to govern broadcast auctions. Consequently, pending applications for major modifications are presently "frozen" and will not be acted upon by the Federal Communications Commission pending the adoption of auction procedure rules. Cox Radio's pending and future applications for major modifications may become subject to auction proceedings if they are found to be mutually exclusive with modification applications filed by other radio licensees.

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

EMPLOYEES

     As of December 31, 1998, Cox Radio employed 1,028 full-time and 500 part-time employees. Of these employees, 50 were represented by American Federation of Television and Radio Announcers. Cox Radio considers its employee relations to be satisfactory.

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

PATENTS AND TRADEMARKS

     Cox Radio owns numerous domestic trademark registrations related to the business of Cox Radio's stations. Cox Radio owns no patents or patent applications. Cox Radio does not believe that any of its trademarks are material to its business or operations.

FORWARD-LOOKING STATEMENTS

     Any matters discussed or incorporated by reference in this Form 10-K that are not historical facts are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Any expressions that indicate future events and trends identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results, results Cox Radio anticipates or results expressed or implied by such forward-looking statements. These risks and uncertainties include, among others:

     - General economic and business conditions, both nationally and in the regions in which Cox Radio operates;

     - Technology changes;

     - Competition;

     - Changes in business strategy or development plans;

     - The ability to attract and retain qualified personnel;

     - Existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

     - Liability and other claims asserted against Cox Radio; and

     - Year 2000 issues and Year 2000 readiness disclosures.

     Cox Radio undertakes no obligation to update any forward-looking statements or to release publicly the results of any revisions to forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

     Additional factors that could have a material and adverse impact on Cox Radio's business are set forth below.

RISK FACTORS

     The following factors (in addition to others) could have a material and adverse impact on Cox Radio's business:

     - Risks Associated with Cox Radio's Acquisition Strategy

          A principal component of Cox Radio's business strategy is the acquisition of additional radio stations. In addition to the pending transactions described herein, Cox Radio intends to continue to evaluate the acquisition of additional radio stations or radio station groups. There can be no assurance that future acquisitions will be available on attractive terms. In addition, there can be no assurance that any synergies or savings will be achieved as a result of any acquisitions, that the integration of Cox Radio and new stations or management groups can be accomplished successfully or on a timely basis or that Cox Radio's acquisition strategy can be implemented. Although Cox Radio has entered into definitive agreements regarding the pending transactions described herein, there can be no assurance that any of the pending transactions will be consummated. Consummation of the pending transactions is subject to certain closing conditions, including the receipt of Federal Communications Commission approvals, which receipt cannot be assured.

     - Competition

          The radio broadcasting industry is a highly competitive business. Cox Radio's radio stations compete against other radio stations and other media (including new media technologies that are being developed or introduced) for audience share and advertising revenue. Factors that are material to a station's competitive position include management experience, the stations' audience share rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance, and the number and characteristics of other stations in the market area. Recent changes in the law and in Federal Communications Commission rules and policies have increased the number of radio stations a broadcaster may own in a given market and permit, within limits, joint arrangements with other stations in a market relating to programming, advertising sales, and station operations. Management believes that radio stations that elect to take advantage of these opportunities may, in certain circumstances, have lower operating costs and may be able to offer advertisers more attractive rates and services. No assurance can be given that any of Cox Radio's stations will be able to maintain or increase its current audience ratings and advertising revenue share.

     - Government Regulation of the Broadcasting Industry

          The radio broadcasting industry is subject to extensive and changing regulation. Among other things, the Communications Act of 1934, as amended, and Federal Communications Commission rules and policies limit the number of radio stations that one entity can own in a given market. The Communications Act of 1934, as amended, and Federal Communications Commission rules and policies also require Federal Communications Commission approval for transfers of control of licensees and assignments of Federal Communications Commission licenses. The filing of petitions or complaints against Federal Communications Commission licensees such as Cox Radio could result in the Federal Communications Commission delaying the grant of, or refusing to grant, its consent to the assignment of licenses to or from a Federal Communications Commission licensee or the transfer of control of a Federal Communications Commission licensee. In certain circumstances, the Communications Act of 1934, as amended, and Federal Communications Commission rules will operate to impose limitations on alien ownership and voting of Cox Radio's common stock. There can be no assurance that there will be no changes in the current regulatory scheme, the imposition of additional regulations or the creation of new regulatory agencies, which changes could restrict or curtail the ability of Cox Radio to acquire, operate and dispose of stations or, in general, to compete profitably with other operators of radio and other media properties.

          Each of Cox Radio's radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission. Under Federal Communications Commission rules, radio licenses are granted for a term of eight years. Cox Radio's licenses expire at various times through the year 2006. Although Cox Radio has applied or will apply to renew these licenses, third parties may challenge Cox Radio's renewal applications. While Cox Radio is not aware of facts or circumstances that would prevent it from having its current licenses renewed, there can be no assurance that the licenses will be renewed. Failure to obtain the renewal of any of Cox Radio's broadcast licenses or to obtain Federal Communications Commission approval for an assignment or transfer to Cox Radio of a license in connection with a radio station acquisition may have a material adverse effect on Cox Radio's business and operations. In addition, if Cox Radio or any of its officers, directors or significant stockholders materially violates the Federal Communications Commission's rules and regulations or the Communications Act of 1934, as amended, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the Federal Communications Commission may, in response to a petition from a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon Cox Radio which could involve the imposition of monetary fines, the revocation of Cox Radio's broadcast licenses or other sanctions. If the Federal Communications Commission were to issue an order denying a license renewal application or revoking a license, Cox Radio would be required to cease operating the applicable radio station only after Cox Radio had exhausted all rights to administrative and judicial review without success.

     - The Importance of Cox Radio's Los Angeles and Atlanta Radio Stations

          In 1998, Cox Radio's four radio stations in Los Angles and four radio stations in Atlanta generated approximately 22% each of Cox Radio's net revenues. A significant decline in net revenues from Cox Radio's stations in these markets, as a result of a ratings decline or otherwise, could have a material adverse effect on Cox Radio's financial position and results of operations.

     - Control of Cox Radio by Cox Enterprises and Potential Conflicts of
      Interest

          Cox Enterprises, through wholly-owned subsidiaries, owns approximately 69% of the outstanding common stock of Cox Radio and has approximately 96% of the voting power of Cox Radio. As a result, Cox Enterprises has sufficient voting power to elect all the members of the Board of Directors of Cox Radio and effect transactions without the approval of Cox Radio's public stockholders. Cox Radio's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws also contain certain anti-takeover provisions. The interests of Cox Enterprises, which operates businesses in other industries, including television broadcasting, broadband communications, auto auctions and newspapers, may from time to time diverge from the interests of Cox Radio. In addition, from time to time, Cox Radio enters into transactions with Cox Enterprises or its affiliates and has entered into a credit facility with Cox Enterprises. Conflicts of interest between Cox Radio and Cox Enterprises could arise with respect to business dealings between them, including potential acquisitions of businesses or properties, the issuance of additional securities and the election of new or additional members of Cox Radio's Board of Directors. The Audit Committee of Cox Radio's Board of Directors consists of independent directors and addresses certain potential conflicts of interest that may arise between Cox Radio and Cox Enterprises. There can be no assurance that any conflicts of interest will be resolved in favor of Cox Radio.

     - Year 2000 Readiness Disclosure

          Cox Radio has begun implementing a plan to assess, remediate and test its computer systems, software applications and equipment with imbedded microprocessors sufficiently in advance of the Year 2000 in order to reduce the risk of an interruption in critical services related to the millennium date change. Cox Radio is currently not aware of any material non-compliance by its vendors or suppliers critical to Cox Radio's operations that will materially affect its business; however, Cox Radio does not control these systems and cannot assure that they will be converted in a timely fashion and, if not converted, would not have an adverse effect on Cox Radio's business operations.

ITEM 2.  PROPERTIES

     Cox Radio's corporate offices are located in Atlanta, Georgia. The types of properties required to support each of Cox Radio's stations include offices, studios, transmitter sites and antenna sites. The transmitter sites and antenna sites generally are located so as to provide maximum market coverage.

     Cox Radio owns transmitter and antenna sites in:

     - Atlanta;

     - Long Island;

     - Los Angeles;

     - Louisville;

     - Miami;

     - Orlando;

     - San Antonio;

     - Syracuse;

     - Tampa; and

     - Tulsa.

     Cox Radio leases transmitter and antenna sites in:

     - Atlanta;

     - Birmingham;

     - Bridgeport;

     - Dayton;

     - Long Island;

     - Los Angeles;

     - Louisville;

     - Miami;

     - Orlando;

     - San Antonio;

     - Syracuse;

     - Tampa; and

     - Tulsa.

     Cox Radio owns studio and office facilities in:

     - Birmingham;

     - Los Angeles;

     - Long Island;

     - Miami; and

     - Orlando.

     Cox Radio leases studio and office facilities in:

     - Atlanta;

     - Bridgeport;

     - Dayton;

     - Louisville;

     - Orlando;

     - San Antonio;

     - Syracuse;

     - Tampa; and

     - Tulsa.

     Cox Radio generally considers its facilities to be suitable and of adequate size for their current and intended purposes. Cox Radio does not anticipate any difficulties in renewing any facility leases or in leasing additional space, if required.

     Cox Radio owns substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by Cox Radio's stations are generally in good condition, although opportunities to upgrade facilities are continuously reviewed.

ITEM 3.  LEGAL PROCEEDINGS

     Cox Radio is a party to various legal proceedings which are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox Radio's consolidated financial position, results of operations, or cash flows.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to Cox Radio's 1998 Annual Report to Stockholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data have been derived from the Consolidated Financial Statements of Cox Radio. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Cox Radio and notes thereto included elsewhere herein. The statements of operations data, other operating data and balance sheet data as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from audited Consolidated Financial Statements of Cox Radio.

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1994       1995       1996       1997       1998
                                            ------     ------     ------     ------     ------
                                               (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues(1)...........................  $111.5     $123.6     $132.9     $199.6     $261.2
Station operating expenses................    76.3       90.0       91.9      129.8      167.0
Corporate general and administrative
  expenses(2).............................     2.7        5.9        5.3        6.9        8.5
Depreciation and amortization.............     6.9        7.2        8.1       17.5       23.4
                                            ------     ------     ------     ------     ------
Operating income..........................    25.6       20.5       27.6       45.4       62.3
Interest expense, net.....................     5.2        6.0        4.6        9.4       16.9
Net income................................    11.2        8.2       14.9       49.7(3)    23.0
Basic income per common share.............      --(4)      --(4)     .69       1.75        .81
Diluted income per common share...........      --(4)      --(4)     .69       1.75        .80
OTHER OPERATING DATA:
Broadcast cash flow(5)....................  $ 35.2     $ 33.6(6)  $ 41.0     $ 69.8     $ 94.2
Broadcast cash flow margin(5).............    31.6%      27.2%      30.9%      35.0%     36.1%
EBITDA(5).................................  $ 32.5     $ 27.7(6)  $ 35.7     $ 62.9     $ 85.7
After-tax cash flow(5)....................    18.2       15.0       24.0       92.4       52.2
Net cash provided by operating
  activities..............................    14.1       14.0       26.9       42.2       47.2
Net cash used in investing activities.....    12.3       17.3       62.6      285.1      115.1
Net cash provided by (used in) financing
  activities..............................    (1.6)       3.1       44.6      238.5       68.1
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents(7)..............  $  1.9     $  1.7     $ 10.6     $  6.2     $  6.5
Intangible assets, net....................   120.1      126.8      138.1      518.9      590.7
Total assets..............................   180.0      191.8      261.7      654.6      753.1
Total debt (including amounts due from/to
  Cox Enterprises)........................   120.3      125.1         --      232.6      269.9

---------------

(1) Total revenues less advertising agency commissions.
(2) As described in Note 10 to the Consolidated Financial Statements, certain executives participated in Cox Enterprises' Unit Appreciation Plan. Because Cox Enterprises is, and Cox Radio was, a private company, the benefits under the Unit Appreciation Plan are generally payable in cash. This cash payment option has resulted in charges to compensation expense of $0.8 million, $1.6 million, and $2.5 million for the years ended December 31, 1994, 1995 and 1996, respectively. This compensation expense is included in historical corporate general and administrative expenses. Public companies traditionally implement stock award plans that provide for the issuance of stock to participants and do not result in compensation expense under accounting standards followed by Cox Radio. Cox Radio implemented the Cox Radio Long-Term Incentive Plan in 1996 and, therefore, has not incurred this expense since 1996. In addition, for the year ended December 31, 1995, corporate general and administrative expenses include a nonrecurring corporate charge.
(3) Includes an after-tax gain on the sale of WCKG-FM/WYSY-FM in Chicago of approximately $29.3 million.
(4) Cox Radio became publicly traded on the New York Stock Exchange effective September 27, 1996. Earnings per common share calculations for 1994 and 1995 have not been disclosed because the dissimilarity of the previous capital structure of Cox Radio precludes a meaningful comparison.
(5) "Broadcast cash flow" consists of operating income plus depreciation and amortization and corporate general and administrative expenses. "Broadcast cash flow margin" is broadcast cash flow as a percentage of net revenues. "EBITDA" is operating income plus depreciation and amortization. "After-tax cash flow" is income (loss) before extraordinary items plus depreciation, amortization and deferred tax expense. Although broadcast cash flow, broadcast cash flow margin, EBITDA and after-tax cash flow are not recognized under generally accepted accounting principles, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcast companies. For the foregoing reasons, Cox Radio believes that these measures are useful to investors. However, investors should not consider these measures to be an alternative to operating income as determined in accordance with generally accepted accounting principles, an alternative to cash flows from operating activities (as a measure of liquidity) or an indicator of Cox Radio's performance under generally accepted accounting principles.
(6) Declines in broadcast cash flow and EBITDA from the prior year are due mainly to the impact of the 1995 baseball strike on advertiser spending, the cost of sports programming rights in Atlanta, start-up costs related to acquisitions or LMA's consummated in late 1994 and early 1995 and a nonrecurring corporate charge in 1995.
(7) 1996 amount includes $9.1 million in restricted cash, representing the net proceeds from disposition of WIOD-AM in Miami, net of the cash used for the acquisition of KRAV-FM and KGTO-AM in Tulsa.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following table sets forth selected quarterly financial information for Cox Radio. This information is derived from unaudited financial statements of Cox Radio and includes, in the opinion of management, only normal and recurring adjustments that management considers necessary for a fair presentation of the results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                            1ST        2ND       3RD       4TH
                                                          QUARTER    QUARTER   QUARTER   QUARTER
                                                          -------    -------   -------   -------
                                                                  (AMOUNTS IN THOUSANDS)
1997
Net revenues............................................  $29,155    $54,349   $55,188   $60,880
Corporate general and administrative expenses...........    1,422      2,028     1,709     1,726
Depreciation and amortization...........................    2,052      5,133     4,834     5,437
Operating income........................................    6,082     11,144    14,070    14,171
Net income..............................................   34,203(1)   3,937     5,995     5,589
1998
Net revenues............................................  $52,060    $69,161   $69,155   $70,837
Corporate general and administrative expenses...........    1,875      2,057     1,992     2,538
Depreciation and amortization...........................    5,361      5,593     6,144     6,303
Operating income........................................    9,331     16,581    18,584    17,888
Net income..............................................    2,775      6,345     7,020     6,900

---------------
(1) Includes an after-tax gain on the sale of WCKG-FM/WYSY-FM in Chicago of approximately $29.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cox Radio is a leading national radio broadcast company whose business is acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 69% of the common stock of Cox Radio.

     The performance of a radio station group, such as Cox Radio, is customarily measured by its ability to generate Broadcast Cash Flow, EBITDA and After-tax Cash Flow. Broadcast Cash Flow is defined as operating income plus depreciation and amortization and corporate general and administrative expenses. EBITDA is defined as operating income plus depreciation and amortization. After-tax Cash Flow is defined as income (loss) before extraordinary items plus depreciation, amortization and deferred tax expense. Although Broadcast Cash Flow, EBITDA and After-tax Cash Flow are not recognized under generally accepted accounting principles, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, Cox Radio believes that these measures will be useful to investors. However, Broadcast Cash Flow, EBITDA or After-tax Cash Flow should not be considered to be an alternative to operating income as determined in accordance with generally accepted accounting principles, an alternative to cash flows from operating activities (as a measure of liquidity) or an indicator of Cox Radio's performance under generally accepted accounting principles.

     The primary source of Cox Radio's revenues is the sale of local and national advertising. Historically, approximately 73% and 25% of Cox Radio's gross revenues have been generated from local and national advertising, respectively. Cox Radio's most significant station operating expenses are employees' salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

     Cox Radio's revenues vary throughout the year. As is typical in the radio broadcasting industry, Cox Radio's revenues and broadcast cash flows are typically lowest in the first quarter and higher in the second and fourth quarters. Cox Radio's operating results in any period may be affected by the incurrence of advertising and promotional expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the accompanying audited Consolidated Financial Statements and Notes thereto of Cox Radio. The results of operations for Cox Radio represent the operations of the radio stations currently owned or operated or to which sales and marketing services were provided in connection with Cox Enterprises' U.S. radio broadcasting operations prior to their transfer to Cox Radio. The historical financial statements do not necessarily reflect the results of operations or financial position that would have been reported had Cox Radio been an independent company.

  Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

     Net Revenues. Net revenues increased $61.6 million to $261.2 million in 1998, a 30.9% increase over the prior year. This growth is primarily attributable to Cox Radio's 1997 acquisitions, the largest being the NewCity Communications acquisition. This growth was also attributable to significant percentage increases in net revenues at Cox Radio's stations in Atlanta, Miami and Louisville as a result of continued strong ratings. On a "same station" basis (reflecting results from stations operated for the entire year ended December 31 in both 1998 and 1997), net revenues increased $17.4 million to $157.1 million, an increase of 12.5% over 1997.

     Station Operating Expenses. Station operating expenses increased $37.2 million to $167.0 million, an increase of 28.7% over the prior year primarily as a result of Cox Radio's 1997 acquisitions as discussed above. Additionally, significant contributors to this increase included higher programming costs resulting from an increase in talent costs (which fluctuate with ratings) and additional selling expenses associated with the stations' local and national revenue growth. On a "same station" basis, station operating expenses increased $5.8 million to $93.2 million, an increase of 6.6% over 1997.

     Broadcast Cash Flow. Broadcast cash flow increased $24.4 million to $94.2 million in 1998, a 35.0% increase over 1997 for the reasons noted above. On a "same station" basis, broadcast cash flow increased by $11.6 million to $63.9 million, an increase of 22.2% over the prior year. In addition, "same station" broadcast cash flow margin increased to 40.7% in 1998 from 37.5% for the prior year.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $1.6 million to $8.5 million in 1998 primarily due to increased costs related to growth in the number of stations and information technology costs.

     Operating Income. Operating income increased $16.9 million to $62.4 million, an increase of 37.2% over 1997 for the reasons noted above. In addition, the operating margin increased to 23.9% in 1998 from 22.8% in 1997.

     Interest Expense. Interest expense for 1998 totaled $16.9 million as compared to $9.4 million during 1997 primarily as a result of borrowings incurred to complete Cox Radio's acquisitions during 1997 and 1998. Such expenses were partially offset by interest income earned during the first quarter of 1997.

     Net Income. Net income decreased by $26.7 million from 1997 to $23.0 million primarily as a result of an after-tax gain of approximately $29.3 million on the sale of WCKG-FM and WYSY-FM in Chicago during March 1997. Excluding this gain, net income increased $2.6 million over the prior year for the reasons discussed above.

  Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

     Net Revenues. Net revenues increased $66.7 million to $199.6 million in 1997, a 50.2% increase over the prior year. This growth is primarily attributable to Cox Radio's 1997 acquisitions, the largest being the NewCity Communications acquisition. This growth was also attributable to significant percentage increases in net revenues at Cox Radio's stations in Atlanta and Tampa as a result of continued ratings growth. These increases were offset partially by the disposition of the operations of WCKG-FM/WYSY-FM in Chicago through an LMA commencing July 1996 and the sale of WIOD-AM in Miami in October 1996. On a "same station" basis (reflecting results from stations operated for the entire year ended December 31 in both 1997 and 1996), net revenues increased $18.1 million to $139.3 million, an increase of 15.0% over 1996.

     Station Operating Expenses. Station operating expenses increased $37.9 million to $129.8 million, an increase of 41.3% over the prior year primarily as a result of Cox Radio's 1997 acquisitions as discussed above. Additionally, significant contributors to this increase included higher programming costs resulting from an increase in talent costs (which fluctuate with ratings) and additional selling expenses associated with the stations' local and national revenue growth. These increases were offset partially by the disposition of the operations of WCKG-FM/WYSY-FM in Chicago through an LMA commencing July 1996 and the sale of WIOD-AM in Miami in October 1996. On a "same station" basis, station operating expenses increased $5.1 million to $87.4 million, an increase of 6.1% over 1996.

     Broadcast Cash Flow. Broadcast cash flow increased $28.8 million to $69.8 million in 1997, a 70.1% increase over 1996. On a "same station" basis, broadcast cash flow increased by $13.1 million to $51.9 million, an increase of 33.7% over the prior year. In addition, "same station" broadcast cash flow margin (defined as broadcast cash flow as a percentage of net revenues) increased to 37.3% in 1997 from 32.0% for the prior year.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $1.6 million to $6.9 million in 1997 primarily as a result of the NewCity Communications acquisition and as a result of costs associated with Cox Radio being publicly-held during 1997.

     Operating Income. Operating income increased $17.8 million to $45.5 million, an increase of 64.5% over 1996 for the reasons noted above. In addition, the operating margin increased to 22.8% in 1997 from 20.8% in 1996.

     Interest Expense. Interest expense for 1997 totaled $9.4 million as compared to $4.6 million during 1996 primarily as a result of borrowings incurred to complete the NewCity Communications acquisition, the acquisition of WBHJ-FM and WBHK-FM in Birmingham, Alabama, the acquisition of KISS-FM, KSMG-FM and KLUP-AM in San Antonio, Texas, and the acquisition of WCLR-FM, WZLR-FM, and WPTW-AM in Dayton, Ohio. Such expenses were partially offset by interest income earned during the first quarter of 1997.

     Net Income. Net income increased by $34.8 million over 1996 to $49.7 million for the reasons noted above and as a result of an after-tax gain of approximately $29.3 million on the sale of WCKG-FM and WYSY-FM in Chicago during March 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cox Radio's primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio's operating activities and through borrowings under Cox Radio's bank credit facility. In addition, cash requirements have been funded on a temporary basis through intercompany advances from Cox Enterprises under a revolving credit facility. Cox Radio's borrowings under the Cox Enterprises revolving credit facility are typically repaid within 30 days and accrue interest at Cox Enterprises' commercial paper rate plus .40%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio.

     On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The loan proceeds were used to finance the payment of the consideration payable in the NewCity Communications acquisition, repay certain secured debt of NewCity Communications and finance certain acquisitions. The remaining credit availability may be used to finance additional acquisitions and other corporate purposes. The bank credit facility has restrictions on the payment of dividends, certain mergers, consolidations or dispositions of assets and establishes limitations on, among other things, additional indebtedness and transactions with affiliates.

     Cox Radio borrowed approximately $110 million under the bank credit facility to consummate the NewCity Communications acquisition. In connection with this acquisition, Cox Radio assumed certain indebtedness of NewCity Communications. NewCity Communications was the obligor of $75 million principal amount of 11 3/8% Senior Subordinated Notes due 2003. On May 2, 1997, following a tender offer and consent solicitation, Cox Radio paid an aggregate amount of $82.1 million to holders of these notes in exchange for approximately $74.6 million principal amount of the notes and consents to the elimination of substantially all of the restrictive covenants applicable to the notes. On December 24, 1998, Cox Radio called the remaining notes in the amount of $0.4 million. Cox Radio obtained the funds necessary to make such payments from borrowings under the bank credit facility.

     At December 31, 1998, Cox Radio had approximately $100 million of outstanding indebtedness under the bank credit facility and had approximately $200 million available under the bank credit facility. Cox Radio had approximately $30.3 million in amounts due from Cox Enterprises at December 31, 1998.

     On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 144A thereunder. As provided in the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, Cox Radio consummated an exchange offer pursuant to which Cox Radio exchanged $200 million principal amount of the notes for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act of 1933. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations to CXR Holdings, CXR Holdings will become a guarantor of the notes.

     Cox Radio has entered into interest rate swap agreements with certain lenders providing bank financing. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average initial maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements are recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. At December 31, 1998, the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $4.6 million.

     Future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. Cox Radio expects its operations to generate sufficient cash to meet its capital expenditures and debt service requirements. Additional cash requirements, including funds for pending or other acquisitions, will be funded by various sources, including the proceeds from bank financing and, if or when appropriate, other issuances of Cox Radio securities.

     Net cash provided by operating activities for the year ended December 31, 1998 increased $5.0 million to $47.2 million over 1997 primarily as a result of an increase in net income, excluding the gain on WCKG-FM and WYSY-FM in Chicago, an increase in non-cash charges for depreciation and amortization and the net change in working capital accounts. Net cash provided by operating activities for 1997 increased $15.3 million to $42.2 million over 1996 primarily as a result of an increase in net income. Net cash provided by operating activities for 1996 increased $12.9 million to $26.9 million over 1995 primarily as a result of an increase in net income.

     Net cash used in investing activities for all periods presented principally reflects Cox Radio's acquisition activity discussed above and capital expenditures. The increases in annual capital expenditures from 1996 to 1998 were due to the increasing number of stations owned or operated by Cox Radio.

     Net cash provided by financing activities represents the net change in amounts due to Cox Enterprises, proceeds from Cox Radio's initial public offering, borrowings and repayments of debt, dividends paid, proceeds of stock options exercised and net changes in book overdrafts. Fluctuations for the periods presented generally reflect the differences between changes in both cash flows from operating activities and cash flows from investing activities.

     Cox Radio has contractual commitments for sports programming and on-air personalities of $17.0 million, $5.8 million, $1.4 million, $1.0 million and $0.9 million for 1999, 2000, 2001, 2002 and 2003, respectively, which are expected to be funded through operations.

     At December 31, 1998, Cox Radio had outstanding purchase commitments for additions to plant and equipment totaling approximately $0.6 million.

IMPACT OF INFLATION

     The impact of inflation on Cox Radio's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on Cox Radio's operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position at determined fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effect on the financial statements upon adoption of this statement currently has not been determined.

OTHER MATTERS

  Impact of the Year 2000 Issue and Year 2000 Readiness Disclosure

     Cox Radio recognizes the importance of the Year 2000 issue and is proactively managing an appropriate transition into the year 2000. The Year 2000 issue is the result of computer programs and embedded computer microprocessors being unable to distinguish between the year 1900 and the year 2000, or misinterpreting the date field. Any of Cox Radio's systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. A system or application is deemed Year 2000 compliant when it continues to produce understandable, accurate and predictable results which conform to the original functional specifications, regardless of the millennium change.

  State of Readiness

     Cox Radio has implemented a project team utilizing both internal and external resources, including those of majority shareholder, Cox Broadcasting, to develop its Year 2000 initiative, which may, as necessary, involve upgrading or replacing affected computer systems, software and equipment with embedded chips, and preparing contingency and disaster recovery plans.

     Cox Radio has substantially completed an inventory of current systems and operations to identify any information technology and non-information technology systems (including equipment with embedded chips) that do not properly recognize dates after December 31, 1999. The project team has developed a plan to assess, remediate, test, and, sufficiently in advance of the Year 2000, ascertain that the systems of Cox Radio that are critical to its operations will properly recognize such dates. The plan includes on-site audits at each of Cox Radio's stations. The project team has commenced the audit process, which is scheduled to be complete by the end of the first quarter of 1999.

     Based on the results of the inventory, Cox Radio began in second quarter of 1998 to remediate noncompliant systems. Cox Radio anticipates that remediation will be complete by the end of third quarter 1999. Cox Radio uses Cox Enterprises' financial and human resources information systems, which are being tested by Cox Enterprises.

     Cox Radio has substantially completed a formal communication program with its significant vendors to determine the extent to which it is vulnerable to those third parties who fail to remediate their own Year 2000 non-compliance. Cox Radio is to a large degree dependent on vendor remediation and testing of vendor systems. Cox Radio's two most significant vendors are Marketron, which provides Cox Radio's traffic and billing system for the majority of its stations, and ADP which provides payroll services. Cox Radio uses Marketron's Version 28 running on DOS 6.2, which Marketron has indicated is Year 2000 compliant; and ADP Version 2.5 running on Windows 95 for the majority of its stations, which ADP has indicated is Year 2000 compliant. Cox Radio is in the process of assessing and, as necessary, upgrading payroll systems using other ADP versions. Cox Radio has not performed its own tests on these systems, and no assurance can be given at this time that these systems are compliant. Marketron has indicated to Cox Radio that it intends to test Version 28 during the second quarter of 1999 using Cox Radio data. Cox Enterprises intends to test ADP Version 2.5 during 1999.

  Costs

     As of December 31, 1998, costs of approximately $200,000 have been incurred related to Cox Radio's Year 2000 initiative. Cox Radio will incur capital expenditures and internal staff costs as well as additional outside consulting and other expenditures related to this initiative. Cox Radio expects these costs will not exceed approximately $1.5 million, based on currently available information. Total incremental expenses (including depreciation and amortization) of bringing current systems into compliance, writing off existing non-compliant systems, and capital replacements have not had a material impact on Cox Radio's financial condition to date and are not at present, based on known facts, expected to have a material impact on Cox

Radio's financial condition. All costs of the Year 2000 initiative will be funded by Cox Radio's cash flow from operations.

  Risks and Most Reasonably Likely Worst Case Scenario

     If systems critical to Cox Radio's operations are not Year 2000 compliant, the most reasonably likely worst case scenario would include service interruptions resulting from failure in electrical power and satellite feeds providing news, weather and syndicated shows for broadcast and failure of equipment with embedded chips including master clocks, studio equipment, transmission equipment and telephone, security and environmental control systems.

     Based on the information currently available, Cox Radio is not aware of any likely Year 2000 non-compliance by Cox Radio or its vendors or customers that will materially affect its business operations; however, Cox Radio does not control the systems of other companies, and cannot assure that such systems will be timely converted and, if not converted, would not have an adverse effect on Cox Radio's business operations. Furthermore, no assurance can be given at this time that any or all of Cox Radio's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance by Cox Radio, its vendors or customers will not have a material adverse effect on Cox Radio's financial condition.

     Like most other businesses, Cox Radio is dependent on general service outside vendors including providers of electrical power, telephony, water, fuel for vehicles and other necessary commodities. Cox Radio also relies upon the interstate banking system and related electronic communications for such functions as transmitting financial data from field locations to the home office and sweeping cash into lockboxes. Cox Radio is currently not aware of any material non-compliance by these providers that will materially affect its business operations; however, Cox Radio does not control these systems and cannot assure that they will be converted in a timely fashion and if not converted would not have an adverse effect on its business operations.

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

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources, and other parts of this report, contain "forward-looking" statements about matters that are inherently difficult to predict. Those statements include statements regarding the intent, belief or current expectations of Cox Radio and its management. Some of the important factors that affect these statements involve risks and uncertainties that may affect future developments such as, for example, the ability to deal with the Year 2000 issue, including problems that may arise on the part of third parties. If the modifications and conversions required to make Cox Radio Year 2000 ready are not made or are not completed on a timely basis, the resulting problems could have a material impact on the operations of Cox Radio.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Cox Radio has entered into interest rate swap agreements with certain lenders providing bank financing. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces in part Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements are recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. At December 31, 1997 and 1998, the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $1.2 million and $4.6 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Cox Radio, Inc.

     We have audited the accompanying consolidated balance sheets of Cox Radio, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule of Cox Radio, Inc., listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of Cox Radio, Inc.'s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cox Radio, Inc. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 8, 1999 (March 1, 1999 as to Note 16)

                                COX RADIO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                  THOUSANDS)
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  6,218   $  6,479
Accounts and notes receivable, less allowance for doubtful
  accounts of $1,875 and $2,862, respectively...............    50,680     58,190
Prepaid expenses and other current assets...................     3,795      3,430
                                                              --------   --------
          Total current assets..............................    60,693     68,099
Plant and equipment, net....................................    46,071     51,886
Intangible assets, net......................................   518,926    590,686
Amounts due from Cox Enterprises, Inc.......................     3,113     30,292
Station investment notes receivable.........................    18,220      7,250
Other assets................................................     7,617      4,899
                                                              --------   --------
          Total assets......................................  $654,640   $753,112
                                                              ========   ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses.......................  $ 18,121   $ 20,878
Accrued salaries and wages..................................     3,646      4,570
Income taxes payable........................................     3,487      2,686
Other current liabilities...................................     1,964      1,018
                                                              --------   --------
          Total current liabilities.........................    27,218     29,152
Notes payable...............................................   235,740    300,235
Deferred income taxes.......................................   104,401    110,693
                                                              --------   --------
          Total liabilities.................................   367,359    440,080
                                                              --------   --------
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock, $1.00 par value: 5,000,000 shares,
  authorized, none outstanding..............................        --         --
Class A common stock, $1.00 par value; 70,000,000 shares
  authorized; 8,831,376 and 8,971,955 shares outstanding at
  December 31, 1997 and 1998, respectively..................     8,831      8,972
Class B common stock, $1.00 par value; 45,000,000 shares
  authorized; 19,577,672 shares outstanding at December 31,
  1997 and 1998.............................................    19,578     19,578
Additional paid-in capital..................................   250,637    253,207
Retained earnings...........................................     8,235     31,275
                                                              --------   --------
          Total shareholders' equity........................   287,281    313,032
                                                              --------   --------
          Total liabilities and shareholders' equity........  $654,640   $753,112
                                                              ========   ========

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1997       1998
                                                              -------   --------   --------
                                                                 (AMOUNTS IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
NET REVENUES:
Local.......................................................  $99,291   $146,326   $191,568
National....................................................   31,648     50,457     65,469
Other.......................................................    1,965      2,789      4,176
                                                              -------   --------   --------
          Total net revenues................................  132,904    199,572    261,213
COSTS AND EXPENSES:
Operating...................................................   41,280     50,220     62,180
Selling, general and administrative.........................   50,585     79,544    104,786
Corporate general and administrative........................    5,332      6,885      8,462
Depreciation and amortization...............................    8,069     17,456     23,401
                                                              -------   --------   --------
OPERATING INCOME............................................   27,638     45,467     62,384
OTHER INCOME (EXPENSE):
Interest income (expense), net..............................      219    (10,122)   (17,420)
Intercompany interest income (expense), net.................   (4,799)       758        498
Gain on sale of radio stations..............................    2,016     49,129         --
Other -- net................................................     (377)      (701)      (408)
                                                              -------   --------   --------
INCOME BEFORE INCOME TAXES..................................   24,697     84,531     45,054
Income taxes................................................    9,752     34,807     22,014
                                                              -------   --------   --------
NET INCOME..................................................  $14,945   $ 49,724   $ 23,040
                                                              =======   ========   ========
Basic income per common share...............................  $   .69   $   1.75   $    .81
                                                              =======   ========   ========
Diluted income per common share.............................  $   .69   $   1.75   $    .80
                                                              =======   ========   ========
Weighted average basic common shares outstanding............   21,762     28,344     28,461
Weighted average diluted common shares outstanding..........   21,762     28,494     28,852

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            CLASS A           CLASS B
                                       COMMON STOCK      COMMON STOCK       COMMON STOCK     ADDITIONAL   (DEFICIT IN)
                                      ---------------   ---------------   ----------------    PAID-IN       RETAINED
                                      SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT     CAPITAL       EARNINGS      TOTAL
                                      ------   ------   ------   ------   ------   -------   ----------   ------------   --------
                                                                        (AMOUNTS IN THOUSANDS)
BALANCE AT DECEMBER 31, 1995........     1       $1        --    $   --       --   $    --    $ 90,947      $(43,778)    $ 47,170
Net income..........................    --       --        --        --       --        --          --        14,945       14,945
Dividends to Cox Enterprises........    --       --        --        --       --        --          --       (12,656)     (12,656)
Capital contribution by Cox
  Enterprises.......................    --       --        --        --       --        --      36,744            --       36,744
Issuance of Class B common stock to
  Cox Enterprises...................    (1)      (1)       --        --   19,578    19,578     (19,577)           --           --
Issuance of Class A common stock
  related to initial public
  offering..........................    --       --     8,625     8,625       --        --     140,588            --      149,213
Issuance of restricted Class A
  common stock related to incentive
  plans.............................    --       --       112       112       --        --       1,960            --        2,072
Offering costs for common stock.....    --       --        --        --       --        --      (1,690)           --       (1,690)
                                       ---       --     -----    ------   ------   -------    --------      --------     --------
BALANCE AT DECEMBER 31, 1996........    --       --     8,737     8,737   19,578    19,578     248,972       (41,489)     235,798
                                       ---       --     -----    ------   ------   -------    --------      --------     --------
Net income..........................    --       --        --        --       --        --          --        49,724       49,724
Issuance of Class A common stock
  related to incentive plans........    --       --        94        94       --        --       1,665            --        1,759
                                       ---       --     -----    ------   ------   -------    --------      --------     --------
BALANCE AT DECEMBER 31, 1997........    --       --     8,831     8,831   19,578    19,578     250,637         8,235      287,281
                                       ---       --     -----    ------   ------   -------    --------      --------     --------
Net income..........................    --       --        --        --       --        --          --        23,040       23,040
Issuance of Class A common stock
  related to incentive plans........    --       --       141       141       --        --       2,570            --        2,711
                                       ---       --     -----    ------   ------   -------    --------      --------     --------
BALANCE AT DECEMBER 31, 1998........    --       --     8,972    $8,972   19,578   $19,578    $253,207      $ 31,275     $313,032
                                       ===       ==     =====    ======   ======   =======    ========      ========     ========

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1996       1997        1998
                                                              --------   ---------   ---------
                                                                   (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 14,945   $  49,724   $  23,040
Items not requiring cash:
  Depreciation..............................................     2,533       4,286       5,841
  Amortization..............................................     5,536      13,170      17,560
  Deferred income taxes.....................................     1,001      25,187       5,789
  Settlement of Unit Appreciation Plan liability through the
     issuance of restricted stock...........................     2,071          --          --
  Gain on sale of radio stations............................    (2,016)    (49,129)         --
Increase in accounts receivable.............................      (844)     (6,436)     (7,510)
(Increase) decrease in prepaid expenses and other current
  assets....................................................       (22)      1,789         365
Increase in accounts payable and accrued expenses...........     1,470       3,310       1,860
Increase (decrease) in accrued salaries and wages...........      (359)      1,930         924
Increase (decrease) in taxes payable........................     2,938         271        (801)
Decrease in Unit Appreciation Plan liability................      (317)       (646)         --
Other, net..................................................       (25)     (1,273)        171
                                                              --------   ---------   ---------
          Net cash provided by operating activities.........    26,911      42,183      47,239
                                                              --------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (3,526)    (10,820)     (6,898)
Acquisitions................................................   (21,500)   (317,268)    (92,633)
(Increase) decrease in station investment notes
  receivable................................................        --     (18,220)     10,970
(Increase) decrease in other long-term assets...............    (2,137)     (5,208)        659
Net proceeds from sale of radio stations....................    14,195      19,647          --
(Increase) decrease in amounts due from Cox Enterprises.....   (49,667)     46,554     (27,179)
                                                              --------   ---------   ---------
          Net cash used in investing activities.............   (62,635)   (285,315)   (115,081)
                                                              --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in amounts due to Cox Enterprises..................   (88,345)         --          --
Net borrowings (repayments) of long-term debt...............        --     235,000    (135,000)
Net proceeds from public debt offering......................        --          --     199,668
Net proceeds from initial public offering...................   149,213          --          --
Payment of stock offering costs.............................    (1,690)         --          --
Proceeds from issuance of common stock related to incentive
  plans.....................................................        --       1,759       2,711
Dividends paid..............................................   (12,656)         --          --
Increase (decrease) in book overdrafts......................    (1,894)      1,256         897
Other, net..................................................        --         740        (173)
                                                              --------   ---------   ---------
          Net cash provided by financing activities.........    44,628     238,755      68,103
                                                              --------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     8,904      (4,377)        261
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     1,691      10,595       6,218
                                                              --------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 10,595   $   6,218   $   6,479
                                                              ========   =========   =========

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Cox Radio is a leading national radio broadcast company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 69% of the common stock of Cox Radio.

     On September 30, 1996, pursuant to an Agreement and Plan of Merger of KFI, Inc., WCKG, Inc., WWRM, Inc. and Cox Syracuse, Inc. with and into Cox Radio, Cox Enterprises transferred direct or indirect ownership of its U.S. radio broadcast properties to Cox Radio. In connection with the Cox Radio consolidation, Cox Radio amended its Certificate of Incorporation to change its capital structure. As a result, Cox Radio's capital stock consists of 70,000,000 authorized shares of Class A common stock, 45,000,000 authorized shares of Class B common stock and 5,000,000 authorized shares of preferred stock, all at $1.00 par value per share. Pursuant to the Agreement and Plan of Merger, Cox Enterprises, through its indirect subsidiary, Cox Broadcasting, Inc., received 19,577,672 shares of Cox Radio's Class B common stock for its ownership interests. Cox Enterprises' historical basis in the assets and liabilities of the operations was carried over to Cox Radio.

     On October 2, 1996, Cox Radio completed an initial public offering of 8,625,000 shares of its Class A common stock at a price of $18.50 per share. Proceeds to Cox Radio from the public offering and the underwriters' overallotment option totaled approximately $149.2 million net of underwriting discounts and commissions. Cox Radio used approximately $107.1 million of such net proceeds to repay all amounts then outstanding under notes due to Cox Enterprises. The balance of the net proceeds was used for general corporate purposes and acquisitions, including to partially fund the NewCity Communications acquisition (see Note 4).

     The consolidated financial statements of Cox Radio represent the operations of the radio broadcast stations owned or operated by Cox Radio, Cox Enterprises or its other subsidiaries. The historical financial statements do not necessarily reflect the results of operations or financial position that would have existed had Cox Radio been an independent company. All significant intercompany accounts have been eliminated in the consolidated financial statements of Cox Radio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash Equivalents

     Cox Radio considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of these investments approximates fair value.

  Revenue Recognition

     Revenue is recognized as advertising air time is broadcast and is net of advertising agency commissions.

  Corporate General and Administrative Expenses

     Corporate general and administrative expenses consist of corporate overhead costs not specifically allocable to any of Cox Radio's individual stations plus expense related to the Cox Enterprises Unit Appreciation Plan during 1996.

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

  Intangible Assets

     Intangible assets consist primarily of Goodwill/Federal Communications Commission broadcast licenses and non-compete agreements. Goodwill/Federal Communications Commission broadcast licenses recorded in business combinations generally are amortized on a straight-line basis over 30 to 40 years. Non-compete agreements are amortized on a straight-line basis over the contractual lives of the agreements, generally 3 to 5 years. Cox Radio assesses on an on-going basis the recoverability of intangible assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the estimated fair value. Cox Radio also evaluates the amortization periods of intangible assets to determine whether events or circumstances warrant revised estimates of useful lives.

  Impairment of Long-Lived Assets

     Long-lived assets and certain intangibles are required to be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Long-lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell.

  Income Taxes

     Prior to 1997, the accounts of Cox Radio were included in the consolidated federal income tax return and certain state income tax returns of Cox Enterprises. Current federal and state income tax expenses and benefits were allocated on a separate return basis to Cox Radio based on (i) the current year tax effects of the inclusion of its income, expenses and credits in the consolidated income tax returns of Cox Enterprises or (ii) separate state income tax returns.

     Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of Cox Radio's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

  Pension, Postretirement and Postemployment Benefits

     Cox Enterprises generally provides defined pension benefits to eligible employees based on years of service and compensation during those years. Cox Enterprises also provides certain health care and life insurance benefits to eligible retirees and employees. For certain employees and retirees of Cox Radio eligible for such coverages, these benefits are provided through the Cox Enterprises plans. Expenses related to these plans are allocated to Cox Radio through the intercompany account. The amount of the allocations is generally based on actuarial determinations of the effects of Cox Radio employees' participation in the plans.

  Incentive Compensation Plans

     Cox Radio accounts for stock compensation in accordance with the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation",

                                COX RADIO, INC.

requires disclosure of the pro forma effects on net income and earnings per share had the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 been adopted.

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

  Concentration of Risk

     A significant portion of Cox Radio's business historically has been conducted in the areas of Los Angeles, Atlanta and Miami. Revenues earned from radio stations located in Los Angeles, Atlanta, and Miami represented 36%, 30% and 16%, respectively, of total revenues for the year ended December 31, 1996. Revenues earned from radio stations located in Los Angeles, Atlanta, Orlando and Miami represented 27%, 24%, 9% and 8%, respectively, of total revenues for the year ended December 31, 1997 and 22%, 22%, 10% and 8%, respectively, of total revenues for the year ended December 31, 1998. Cox Radio's concentration of risk in each of the aforementioned markets has been and is expected to continue to be reduced as a result of the NewCity Communications acquisition and other transactions.

  Earnings Per Common Share

     Cox Radio became publicly traded on the New York Stock Exchange effective September 27, 1996. During the fourth quarter of 1997, Cox Radio adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which replaced the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted earnings per share, diluted earnings per share assumes issuance of common stock for all other potentially dilutive equivalent shares outstanding. Cox Radio's 1996 earnings per share data have been restated.

  Recent Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position at determined fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effect on the financial statements upon adoption of this statement currently has not been determined.

  Reclassifications

     Certain prior year amounts have been reclassified for comparative purposes.

3. CASH MANAGEMENT SYSTEM

     Cox Radio participates in Cox Enterprises' cash management system, whereby the bank sends daily notification of Cox Radio's checks presented for payment. Cox Enterprises transfers funds from other

                                COX RADIO, INC.

sources to cover Cox Radio's checks presented for payment. Book overdrafts of $3.0 million and $3.9 million existed at December 31, 1997 and 1998, respectively, as a result of Cox Radio's checks outstanding. These book overdrafts were reclassified as accounts payable in the accompanying balance sheets.

4. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

     During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Specific transactions entered into by Cox Radio during the past three years are discussed below.

     Under an LMA or a JSA, the company operating a station provides a combination of programming, sales, marketing and similar services. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in Cox Radio's operations since the respective dates of such agreements.

     In January 1996, Cox Radio completed the acquisition of Louisville, Kentucky stations WRKA-FM and WRVI-FM, later renamed WLSY-FM, for $8.7 million. Cox Radio also acquired Louisville station WXNU-FM, later renamed WRVI-FM, for $2.6 million in August 1996.

     In June 1996, Cox Radio acquired WHEN-AM and WWHT-FM in Syracuse, New York for $4.5 million. These stations were operated by NewCity Communications under an LMA until the consummation of the NewCity Communications acquisition.

     In October 1996, Cox Radio completed the sale of WIOD-AM in Miami, Florida for $13.0 million plus a working capital adjustment of $1.2 million. This transaction resulted in a pre-tax gain of approximately $2.0 million, which was recognized in the fourth quarter of 1996.

     In December 1996, Cox Radio acquired KRAV-FM and KGTO-AM in Tulsa, Oklahoma for $5.5 million. These stations were operated by NewCity Communications under an LMA until the consummation of the NewCity Communications acquisition.

     In March 1997, Cox Radio exchanged WCKG-FM and WYSY-FM in Chicago, Illinois for WHOO-AM, WHTQ-FM and WMMO-FM in Orlando, Florida. This transaction resulted in a pre-tax gain of approximately $49 million. In addition to receiving the three Orlando stations, Cox Radio also received cash proceeds of approximately $20 million. Prior to the NewCity Communications acquisition, the Orlando stations were operated by NewCity Communications since July 1996 under an LMA.

     In March 1997, Cox Radio acquired WSUN-AM (formerly WFNS-AM) serving the Tampa-St. Petersburg, Florida market for an aggregate consideration of $1.5 million. Cox Radio had been operating this station pursuant to an LMA or a JSA since June 1995.

     In April 1997, Cox Radio completed its acquisition of the license and certain assets of KRTO-FM in Los Angeles for $19 million in cash.

     In April 1997, Cox Radio acquired all of the issued and outstanding capital stock of NewCity Communications, through the merger of its wholly owned subsidiary, New Cox Radio II, Inc., with and into NewCity Communications, with NewCity Communications surviving as a wholly owned subsidiary of Cox Radio. Cox Radio purchased the stock of NewCity Communications for an aggregate consideration of approximately $253 million, including approximately $87 million in assumption of NewCity Communications' indebtedness and approximately $3 million in working capital adjustments. To consummate the NewCity Communications acquisition, Cox Radio utilized approximately $56 million of amounts due from Cox Enterprises and borrowed approximately $110 million pursuant to Cox Radio's $300 million, five-year, senior, unsecured revolving credit facility with certain banks, including Texas Commerce Bank National Association, as Administrative Agent. On April 2, 1997, NewCity Communications was merged with and

                                COX RADIO, INC.

into Cox Radio, with Cox Radio as the surviving corporation. NewCity Communications' subsidiaries were subsequently consolidated into Cox Radio. In October 1997, Cox Radio disposed of the assets of American Comedy Network, a former subsidiary of NewCity Communications, for aggregate proceeds of approximately $1.1 million including certain non-compete agreements.

     The NewCity Communications acquisition was recorded effective April 1, 1997, using the purchase method of accounting, whereby the allocable share of the NewCity Communications purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as follows (in thousands):

Net working capital.........................................  $  8,342
Plant and equipment.........................................     9,310
Goodwill/Federal Communications Commission broadcast
  licenses..................................................   316,634
Deferred taxes..............................................   (67,268)
                                                              --------
          Total cost of acquisition including assumed
            liabilities.....................................  $267,018
                                                              ========

     In May 1997, Cox Radio agreed to acquire WENN-FM and WAGG-AM, later renamed WEZN-AM, in Birmingham, Alabama, for consideration of $15 million. In July 1997, Cox Radio assigned its right to purchase WENN-FM for consideration of $14.5 million to a third party. Cox Radio consummated both the acquisition of WAGG-AM and the disposition of WENN-FM during November 1997.

     In September 1997, Cox Radio acquired KISS-FM, KSMG-FM and KLUP-AM in San Antonio, Texas for an aggregate consideration of $30.4 million plus certain non-compete agreements.

     In January 1998, Cox Radio entered into an agreement to assign its option to purchase KRIO-FM serving the San Antonio, Texas market for an aggregate consideration of $0.3 million. This assignment was consummated in May 1998.

     In February 1998, Cox Radio entered into an agreement to acquire the assets of radio station WPYO-FM (formerly WTLN-FM) serving the Orlando, Florida market for consideration of $14.5 million. Cox Radio has been operating WPYO-FM pursuant to an LMA since January 1999. In a related transaction, Cox Radio entered into an agreement to dispose of the assets of radio station WTLN-AM (formerly WZKD-AM), also serving the Orlando, Florida market for $0.5 million. Pending certain regulatory approvals, Cox Radio anticipates closing the acquisition of WPYO-FM and the disposition of WTLN-AM in the first half of 1999.

     In March 1998, Cox Radio acquired KONO-FM and KONO-AM in San Antonio, Texas for $23 million.

     In May 1998, Cox Radio acquired the assets of radio stations WBLI-FM, WBAB-FM, WHFM-FM and WGBB-AM, serving the Nassau-Suffolk (Long Island), New York market; for consideration of $48 million. In October 1998, Cox Radio entered into an agreement with a third party to dispose of the assets of radio station WGBB-AM for consideration of $1.7 million. Cox Radio anticipates consummating this disposition in 1999.

     In October 1998, Cox Radio consummated the acquisition of radio stations WCLR-FM, WZLR-FM and WPTW-AM serving the Dayton, Ohio market for approximately $6.3 million. Cox Radio had been operating these stations pursuant to an LMA since December 1997. In November 1998, Cox Radio entered into an agreement to dispose of WPTW-AM for approximately $0.1 million. Pending certain regulatory approvals, Cox Radio expects to consummate this disposition in the first half of 1999.

                                COX RADIO, INC.

     In November 1998, Cox Radio consummated the acquisition of radio stations WBHJ-FM and WBHK-FM in Birmingham, Alabama for an aggregate consideration of $17 million. Cox Radio had been operating these stations pursuant to an LMA since August 1997.

     In November 1998, Cox Radio entered into an LMA for WEDA-FM in Homewood, Alabama serving the Birmingham market. Cox Radio also acquired an option to purchase the station in September 1997, for an aggregate consideration of $5.5 million and the assumption of debt in an amount not to exceed $0.2 million. Cox Radio has exercised this option and, pending certain regulatory approvals, expects to consummate this acquisition in the first half of 1999.

     In January 1999, Cox Radio acquired the assets of radio station WSUN-FM (formerly WLVU-FM) serving the Tampa-St. Petersburg, Florida market in exchange for the assets of WSUN-AM in Tampa-St. Petersburg, Florida and approximately $17 million. Cox Radio had been operating WSUN-FM pursuant to an LMA since September 1998.

     In January 1999, Cox Radio entered into an agreement to acquire KRTQ-FM (formerly KTFX-FM) in Tulsa, Oklahoma for $3.5 million. Cox Radio also entered into a Station Investment Note Receivable with the seller for $0.9 million which is collateralized by substantially all the assets of the station. Cox Radio has been operating this station pursuant to an LMA since January 1999. Pending certain regulatory approvals, Cox Radio expects to consummate this acquisition in December 1999.

     The following unaudited pro forma summary of operations presents the consolidated results of operations as if all consummated transactions and those pending transactions discussed above had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1997           1998
                                                              ---------      ---------
                                                               (AMOUNTS IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
Net revenues................................................  $235,488       $264,333
Corporate general and administrative expenses...............     7,361          8,462
Depreciation and amortization...............................    22,682         23,977
Operating income............................................    49,631         62,772
                                                              --------       --------
Net income..................................................  $ 15,945       $ 22,727
                                                              ========       ========
Basic pro forma earnings per common share...................  $    .56       $    .80
                                                              ========       ========
Diluted pro forma earnings per common share.................  $    .56       $    .79
                                                              ========       ========
Basic pro forma shares outstanding..........................    28,344         28,461
                                                              ========       ========
Diluted pro forma shares outstanding........................    28,494         28,852
                                                              ========       ========

                                COX RADIO, INC.

5. PLANT AND EQUIPMENT

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997          1998
                                                              --------      --------
                                                              (AMOUNTS IN THOUSANDS)
Land and land improvements..................................  $ 14,240      $ 15,307
Buildings and building improvements.........................    15,392        16,253
Broadcast equipment.........................................    51,161        57,261
Construction in progress....................................     2,875         1,611
                                                              --------      --------
Plant and equipment, at cost................................    83,668        90,432
Less accumulated depreciation...............................   (37,597)      (38,546)
                                                              --------      --------
          Net plant and equipment...........................  $ 46,071      $ 51,886
                                                              ========      ========

6. INTANGIBLE ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997          1998
                                                              --------      --------
                                                              (AMOUNTS IN THOUSANDS)
Goodwill/Federal Communications Commission broadcast
  licenses..................................................  $567,542      $652,693
Non-compete agreements......................................     8,351         6,145
Other.......................................................     6,036        12,314
                                                              --------      --------
          Total.............................................   581,929       671,152
Less accumulated amortization...............................   (63,003)      (80,466)
                                                              --------      --------
          Net intangible assets.............................  $518,926      $590,686
                                                              ========      ========

7. INCOME TAXES

     Income tax expense (benefit) is summarized as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1996     1997      1998
                                                              ------   -------   -------
                                                                (AMOUNTS IN THOUSANDS)
Current:
  Federal...................................................  $7,788   $ 8,076   $12,816
  State.....................................................     963     1,544     3,409
                                                              ------   -------   -------
          Total current.....................................   8,751     9,620    16,225
                                                              ------   -------   -------
Deferred:
  Federal...................................................   1,198    20,703     3,017
  State.....................................................    (197)    4,484     2,772
                                                              ------   -------   -------
          Total deferred....................................   1,001    25,187     5,789
                                                              ------   -------   -------
          Total income taxes................................  $9,752   $34,807   $22,014
                                                              ======   =======   =======

                                COX RADIO, INC.

     The tax effects of significant temporary differences which comprise the net deferred tax liabilities are as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
Current deferred tax assets:
  Provision for doubtful accounts...........................  $     964    $     968
  Employee benefits.........................................         --          868
                                                              ---------    ---------
          Total net current asset...........................        964        1,836
                                                              ---------    ---------
Noncurrent deferred tax assets (liabilities):
  Plant and equipment.......................................    (21,607)     (21,586)
  Intangibles...............................................    (86,366)     (90,669)
  Net operating loss carryforwards..........................      3,616        1,074
  Employee benefits.........................................        871           --
  Other.....................................................       (915)         488
                                                              ---------    ---------
          Total net noncurrent liability....................   (104,401)    (110,693)
                                                              ---------    ---------
          Net deferred tax liability........................  $(103,437)   $(108,857)
                                                              =========    =========

     As of December 31, 1998, Cox Radio has net operating loss carryforwards in various state jurisdictions in which it operates. These net operating loss carryforwards expire through 2005. Cox Radio anticipates that these net operating loss carryforwards will be realized within the allowable period.

     Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              1996     1997      1998
                                                             ------   -------   -------
                                                               (AMOUNTS IN THOUSANDS)
Federal statutory income tax rate..........................     35%       35%       35%
Computed tax expense at federal statutory rates on income
  before income taxes......................................  $8,643   $29,586   $15,769
State income taxes (net of federal tax benefit)............     498     3,918     4,018
Non-deductible amortization of intangibles.................   1,037     1,341     1,454
Benefit arising from low income housing credits............    (605)     (613)     (942)
Adjustment to estimated income tax accruals................      68       349     1,318
Other, net.................................................     111       226       397
                                                             ------   -------   -------
          Income tax provision.............................  $9,752   $34,807   $22,014
                                                             ======   =======   =======

     The consolidated federal income tax returns of Cox Enterprises for 1986 through 1997 and the combined California franchise tax returns of Cox Enterprises for 1984 through 1990 are presently under audit. The consolidated federal income tax returns of Cox Radio for 1996 through 1997 are presently under audit. Management believes that any additional liabilities arising from current tax-related audits (through 1996 for Cox Enterprises and all years for Cox Radio) are sufficiently provided for at December 31, 1998.

8. LONG-TERM DEBT

     On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility. The interest rate is based on the London Interbank Offered Rate plus a spread determined

                                COX RADIO, INC.

by the ratio of debt to EBITDA. This facility includes a commitment fee on the unused portion of the total amount available of .1% to .25% based on the ratio of debt to EBITDA. Cox Radio borrowed approximately $110 million under this bank credit facility to consummate the NewCity Communications acquisition.

     In connection with this acquisition, Cox Radio assumed certain indebtedness of NewCity Communications. NewCity Communications was the obligor of $75 million principal amount of 11 3/8% Senior Subordinated Notes due 2003. On May 2, 1997, following a tender offer and consent solicitation, Cox Radio paid an aggregate amount of $82.1 million to holders of these notes in exchange for approximately $74.6 million principal amount of the notes and consents to the elimination of substantially all of the restrictive covenants applicable to the notes. On December 24, 1998, Cox Radio called the remaining notes in the amount of $.4 million. Cox Radio obtained the funds necessary to make such payments from borrowings under the bank credit facility.

     At December 31, 1998, Cox Radio had approximately $100 million of outstanding indebtedness and had approximately $200 million available under the bank credit facility. During 1998, the interest rate applied to amounts due under this facility ranged from 5.46% to 6.37% (5.97% at December 31, 1998). The bank credit facility contains, among other provisions, defined requirements as to ratio of debt to EBITDA and ratio of EBITDA to interest expense. At December 31, 1998, Cox Radio was in compliance with these covenants. Borrowings under the bank credit facility approximate fair value based upon the current borrowing rates available to Cox Radio.

     On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 144A thereunder. The notes consist of $100 million principal amount of 6.25% notes due in full in 2003 and $100 million principal amount of 6.375% notes due in full in 2005. As provided in the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, Cox Radio consummated an exchange offer pursuant to which Cox Radio exchanged $200 million principal amount of the notes for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act of 1933. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations to CXR Holdings, a wholly-owned subsidiary of Cox Radio, CXR Holdings will become a guarantor of the notes. At December 31, 1998, the estimated fair value of these notes is approximately $208.6 million based on quoted market prices.

     Cox Radio has entered into interest rate swap agreements with certain lenders providing bank financing. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements are recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. At December 31, 1997 and 1998, the estimated fair

                                COX RADIO, INC.

value of the interest rate swap agreements, based on current market rates, approximated a net payable of $1.2 million and $4.6 million, respectively.

9. RETIREMENT PLANS

     Substantially all of Cox Radio's employees participate in the funded, noncontributory defined benefit pension plan of Cox Enterprises and certain key employees participate in an unfunded, non-qualified supplemental pension plan. The plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox Radio and compensation rates during those years. Pension expense allocated to Cox Radio by Cox Enterprises was $801,000, $661,000 and $858,000 for the years ended December 31, 1996, 1997 and
1998, respectively.

     The following table sets forth certain information attributable to the Cox Radio employees' participation in the Cox Enterprises pension plans:

                                                      DECEMBER 31,         DECEMBER 31,
                                                          1997                 1998
                                                   ------------------   ------------------
                                                   FUNDED    UNFUNDED   FUNDED    UNFUNDED
                                                    PLANS     PLANS      PLANS     PLANS
                                                   -------   --------   -------   --------
                                                           (AMOUNTS IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits................................  $11,963    $1,638    $12,562    $1,668
  Nonvested benefits.............................    1,237       243      1,215       226
                                                   -------    ------    -------    ------
Accumulated benefit obligation...................  $13,200    $1,881    $13,777    $1,894
                                                   =======    ======    =======    ======
Projected benefit obligation.....................  $15,961    $2,512    $16,438    $2,616
                                                   =======    ======    =======    ======

     Assumptions used in the actuarial computations were:

                                                               DECEMBER 31,
                                                              --------------
                                                              1997      1998
                                                              ----      ----
Discount rate...............................................  7.25%     6.75%
Rate of increase in compensation levels.....................  5.00%     4.50%
Expected long-term rate of return on assets.................  9.00%     9.00%

     Cox Enterprises may establish a defined benefit pension plan and segregate plan assets for Cox Radio. The amount of the assets that would be segregated would have an estimated fair value equal to the projected benefit obligation of the Cox Enterprises defined benefit pension plan attributable to Cox Radio employees as of December 31, 1998, or $16,438,000. The assets segregated would be used to fund payments to retirees. Any non-qualified supplemental pension plan payments due to Cox Radio employees will be made by Cox Enterprises.

     Cox Enterprises provides certain health care and life insurance benefits to substantially all retirees of Cox Enterprises and its subsidiaries. Postretirement expense allocated to Cox Radio by Cox Enterprises was $166,000, $158,000 and $133,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Cox Radio's actuarial present value of benefit obligations at December 31, 1998 was $3,241,000.

     The funded status of the portion of the postretirement plan covering the employees of Cox Radio is not determinable. The actuarial present value of benefit obligations for the postretirement plan of Cox Enterprises substantially exceeded the fair value of assets held in the plan at December 31, 1998.

     Actuarial assumptions used to determine the actuarial present value of benefit obligations include a discount rate of 6.75% (7.25% in 1997) and an expected long-term rate of return on plan assets of 9%. The assumed health care cost trend rate for retirees is 10.0% (10.5% in 1997). For participants prior to age 65, the trend rate gradually decreases to 5.5% by year 2007 and remains level thereafter. For retirees

                                COX RADIO, INC.

at age 65 or older, this rate decreases to 5.0% by year 2008. Increasing the assumed health care cost trend rate by one percentage point would have resulted in an increase in the Cox Enterprises plan's actuarial present value of benefit obligations of approximately 4.8% and an increase in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 3.1% for 1998.

     In addition, substantially all of Cox Radio's employees are eligible to participate in the savings and investment plan of Cox Enterprises. Under the terms of the plan, Cox Radio matches a discretionary amount no greater than 50% of employee contributions up to a maximum of 6% of the employee's base salary. Cox Radio's expense under the plan was $584,000, $745,000 and $1,088,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

     Cox Radio employees whose savings and investment plan contributions are at the Internal Revenue Service, or IRS, maximum or are restricted in order to pass the nondiscrimination test required by the IRS, are eligible to participate in Cox Enterprises' non-qualified savings restoration plan. Under the terms of this plan, which began in 1995, Cox Radio matches a discretionary amount no greater than 50% of employee contributions to both the savings and investment and restoration plans up to a maximum percentage of the employee's eligible compensation. Cox Radio's expense under the non-qualified savings restoration plan was not material to the financial statements for any period presented.

10. STOCK-BASED COMPENSATION PLANS

     During the three years in the period ending December 31, 1998, Cox Radio had three stock-based compensation plans. Cox Radio accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, and related Interpretations. Compensation for the Cox Radio participation in the Cox Enterprises Unit Appreciation Plan was recorded annually based on the appraised value of Cox Enterprises stock at the end of the period. Compensation for the Cox Radio Long-Term Incentive Plan and the Employee Stock Purchase Plan is measured as the excess, if any, of the quoted market price of Cox Radio's stock at the date of the grant over the exercise price. Specific information regarding each plan and required disclosure of pro forma effect on Cox Radio's operations if Statement of Financial Accounting Standards No. 123 had been adopted is presented below.

  Cox Enterprises Unit Appreciation Plan

     Prior to Cox Radio's initial public offering during 1996, certain of the executives and key employees of Cox Radio participated in the Cox Enterprises Unit Appreciation Plan that provided for payment of benefits in the form of shares of Cox Enterprises common stock, cash, or both, generally five years after the date of award. Unit benefits are based on the excess, if any, over a base amount (value of award), of the fair value of a share of Cox Enterprises common stock five years after the effective date of award. Fair values are determined by independent appraisal. The plans provide for a maximum unit benefit of 150% of the base amount and benefits vest over the five year period following the date of award. The cost of awards made under the plans was allocated to Cox Radio by Cox Enterprises over the applicable vesting periods and was charged to corporate general and administrative expense. Amounts charged to expense for Cox Radio employees for the year ended December 31, 1996 was $2,464,000. In connection with Cox Radio's initial public offering, a portion of the 1994 plan was settled through the issuance of 111,973 shares of restricted Class A common stock of Cox Radio as discussed below. The adoption of Statement of Financial Accounting Standards No. 123 would have resulted in no additional compensation expense related to the Cox Enterprises Unit Appreciation Plan.

                                COX RADIO, INC.

  Cox Radio, Inc. Employee Stock Purchase Plan

     During 1997, Cox Radio adopted an Employee Stock Purchase Plan, under which Cox Radio was authorized to issue purchase rights totaling 350,000 shares of Class A common stock to substantially all employees who were employed on December 1, 1996 and who work at least 20 hours per week. Pursuant to this plan, Cox Radio issued purchase rights totaling 186,118 shares of Class A common stock. Under the terms of this plan, the purchase price ($17.37 per share) was 85% of the market value on May 1, 1997, and employees are allowed to purchase the shares via payroll deductions through August 1, 1999, at which time the shares will be issued to the employees. During 1997 and 1998, 165 and 3,425 shares, respectively, were issued to employees under the plan due to cancellation of employees' participation in the plan or termination of employment. The fair value of the employees' purchase rights granted in 1997 was estimated using the Black-Scholes model with the following assumptions: expected volatility of 32%, no payment of dividends, expected life of 2 years and risk-free interest rate of 5.4%. The grant date fair value of each purchase right granted in 1997 was $6.27.

  Cox Radio, Inc. Long-Term Incentive Plan

     Pursuant to the Long-Term Incentive Plan, executive officers and certain employees of Cox Radio who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock and awards consisting of combinations of such incentives. Cox Radio has reserved 2,400,000 shares of Class A common stock for issuance under this plan.

     Subject to the maximum shares reserved under the Long-Term Incentive Plan, no individual may receive a stock option covering more than 300,000 shares of Class A common stock in any year nor be granted more than 100,000 shares of Class A common stock, in any combination of performance awards, restricted stock or other stock-based awards that are subject to performance criteria in any year. The maximum payout for any individual for a performance award paid in cash is 100% of his or her base salary as of the beginning of the year of the performance award payment.

     Upon the closing of Cox Radio's initial public offering, certain Cox Enterprises Unit Appreciation Plan units awarded in 1994 that would have matured in 1999, were converted into 111,973 restricted shares of Class A common stock issued pursuant to the Long-Term Incentive Plan based on the calculated appreciation of the units and the quoted market price at the date of conversion. These restricted shares remained unvested until the end of the original five-year Unit Appreciation Plan appreciation period. In January 1999, Cox Radio reacquired 39,952 shares of previously restricted Class A common stock for cash consideration of approximately $1.7 million. Certain units awarded in 1996 were cancelled and converted to options to acquire Class A common stock pursuant to the Long-Term Incentive Plan. Options granted under this plan vest 60% after three years from the date of the grant, 80% after four years from the date of the grant and 100% after five years from the date of the grant and expire ten years after the date of the grant. An accelerated vesting schedule has been provided such that the options become fully vested if the market value of the shares exceeds the exercise price by 140% for ten consecutive trading days. Vesting of the options granted during 1996 and 1997 was accelerated during 1997 and 1998 based upon this schedule.

                                COX RADIO, INC.

Because the issue price of incentive stock options awarded during 1996, 1997 and 1998 equaled the then current market price of Cox Radio Class A common stock, no compensation cost has been recognized for these options. The fair value of the options granted during 1996, 1997 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 38%, 32% and 45%, respectively, no dividend yield, risk-free interest rate of 6.7%, 5.5% and 5.1%, respectively, and expected life of three years after vesting. A summary of the status of Cox Radio's stock options granted under the Long-Term Incentive Plan as of December 31, 1996, 1997 and 1998 and changes during the years ending on those dates is presented below:

                                                   1996                        1997                         1998
                                         -------------------------   -------------------------   --------------------------
                                                       WEIGHTED                    WEIGHTED                     WEIGHTED
                                                       AVERAGE                     AVERAGE                      AVERAGE
                                          SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES     EXERCISE PRICE
                                         --------   --------------   --------   --------------   ---------   --------------
Outstanding at beginning of year.......        --                     511,673       $18.50         548,202   $        19.29
Granted................................   511,673       $18.50        135,607        22.27         187,178            40.16
Exercised..............................        --                     (83,214)       18.62        (136,704)           19.25
Cancelled..............................        --                     (15,864)       22.53          (5,566)           40.16
                                         --------                    --------                    ---------
Outstanding at end of year.............   511,673       $18.50        548,202       $19.29         593,110   $        23.96
                                         ========                    ========                    =========
Options exercisable at year-end........        --                     488,524                      411,498   $        19.31
Weighted-average fair value of options
  granted during the year..............  $   9.39                    $   9.87                    $   21.34

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                        OPTIONS OUTSTANDING
                                         WEIGHTED-AVERAGE
                    NUMBER OF OPTIONS        REMAINING        NUMBER OF OPTIONS
  EXERCISE PRICES      OUTSTANDING       CONTRACTUAL LIFE        EXERCISABLE
  ---------------   -----------------   -------------------   -----------------
  17.31                   32,022               8.00                 32,022
  18.50                  306,351               7.75                306,351
  20.75                   28,293               8.25                 28,293
  25.38                   44,832               8.46                 44,832
  40.16                  181,612               9.00                     --

     Had compensation cost for the Long-Term Incentive Plan and Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards in 1996, 1997 and 1998 consistent with the provisions of Statement of Financial Accounting Standards No. 123, Cox Radio's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1996      1997      1998
                                                          -------   -------   -------
                                                            (AMOUNTS IN THOUSANDS,
                                                           EXCEPT PER SHARE AMOUNTS)
Net income -- As reported..............................   $14,945   $49,724   $23,040
                                                          =======   =======   =======
Basic net income per share -- As reported..............   $   .69   $  1.75   $   .81
                                                          =======   =======   =======
Diluted net income per share -- As reported............   $   .69   $  1.75   $   .80
                                                          =======   =======   =======
Net income -- Pro Forma................................   $14,744   $46,509   $21,807
                                                          =======   =======   =======
Basic net income per share -- Pro Forma................   $   .68   $  1.64   $   .77
                                                          =======   =======   =======
Diluted net income per share -- Pro Forma..............   $   .68   $  1.63   $   .76
                                                          =======   =======   =======

                                COX RADIO, INC.

11. TRANSACTIONS WITH AFFILIATED COMPANIES

     Cox Radio borrows funds for working capital and other needs from Cox Enterprises. Certain management services are provided to Cox Radio by Cox Enterprises. Such services include legal, corporate secretarial, tax, treasury, internal audit, risk management, benefits administration and other support services and are included in corporate general and administrative expenses in the Consolidated Statements of Operations. Cox Radio was allocated expenses for the years ended December 31, 1996, 1997 and 1998 of approximately $1,499,000, $2,191,000, and $2,500,000 respectively, related to these services. Cox Radio pays rent and certain other occupancy costs to Cox Enterprises for office facilities. Related rent and occupancy expense was approximately $29,000, $46,000 and $73,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Corporate general and administrative expense allocations are based on a specified percentage of expenses related to the services provided to Cox Radio in relation to those provided to other subsidiaries. Rent and occupancy expense is allocated based on occupied space. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had Cox Radio contracted directly with third parties. Management has not made a study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The fees and expenses to be paid by Cox Radio to Cox Enterprises are subject to change.

     The amounts due from (to) Cox Enterprises are generally due on demand and represent the net of various transactions, including those described above. The amounts due from Cox Enterprises totaled $3.1 million and $30.3 million as of December 31, 1997 and 1998, respectively. Cox Radio is paid or pays interest on the daily intercompany balance based on Cox Enterprises' commercial paper rate. The rates used during 1998 ranged from 5.5% to 6.2%.

     Included in the amounts due from (to) Cox Enterprises are the following transactions:

                                                       (AMOUNTS IN THOUSANDS)
                                                       ----------------------
Intercompany due to Cox Enterprises, December 31,
  1995...............................................        $ (66,171)
  Dividends to Cox Enterprises.......................          (12,656)
  Cash transferred to Cox Enterprises................          115,002
  Acquisitions.......................................          (21,500)
  Capital contributions by Cox Enterprises...........           36,744
  Proceeds from initial public offering..............          149,213
  Net operating expense allocations and
     reimbursements..................................         (150,965)
                                                             ---------
Intercompany due from Cox Enterprises, December 31,
  1996...............................................           49,667
                                                             ---------
  Cash transferred to Cox Enterprises................          164,720
  Acquisitions.......................................         (317,268)
  Borrowings on bank credit facility.................          235,000
  Net operating expense allocations and
     reimbursements..................................         (129,006)
                                                             ---------
Intercompany due from Cox Enterprises, December 31,
  1997...............................................            3,113
                                                             ---------
  Cash transferred to Cox Enterprises................          244,274
  Acquisitions.......................................          (92,633)
  Repayments on bank credit facility.................         (135,000)
  Net proceeds from public debt offering.............          199,668
  Net operating expense allocations and
     reimbursements..................................         (189,130)
                                                             ---------
Intercompany due from Cox Enterprises, December 31,
  1998...............................................        $  30,292
                                                             =========

     Cox Radio has estimated that the carrying value of its intercompany advances approximates fair value, given the short-term nature of these advances.

                                COX RADIO, INC.

12. SUPPLEMENTAL CASH FLOW INFORMATION

                                                               1996     1997      1998
                                                              ------   -------   -------
                                                                (AMOUNTS IN THOUSANDS)
Additional cash flow information:
  Cash paid for interest....................................  $5,466   $ 9,886   $17,575
  Cash paid for income taxes................................   6,033    11,142    17,024

13. COMMITMENTS AND CONTINGENCIES

     Cox Radio leases land, office facilities, and various items of equipment under noncancellable operating leases. Rental expense under operating leases amounted to $1,520,000 in 1996, $2,995,000 in 1997 and $3,961,000 in 1998.
Future minimum lease payments as of December 31, 1998 for all noncancellable operating leases are as follows (in thousands):

1999........................................................  $ 2,519
2000........................................................    2,272
2001........................................................    1,922
2002........................................................    1,568
2003........................................................    1,230
Thereafter..................................................    1,897
                                                              -------
          Total.............................................  $11,408
                                                              =======

     Cox Radio has various contracts primarily for sports programming and on-air personalities with future minimum payments for 1999, 2000, 2001, 2002 and 2003 of $17.0 million, $5.8 million, $1.4 million, $1.0 million and $0.9 million, respectively.

     At December 31, 1998, Cox Radio had outstanding purchase commitments for additions to plant and equipment totaling approximately $0.6 million.

     Cox Radio is a party to various legal proceedings which are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox Radio's consolidated financial position, results of operations, or cash flows.

14. STATION INVESTMENT NOTES RECEIVABLE

     In connection with certain transactions discussed in Note 4, Cox Radio has loaned funds at certain rates of interest to entities which own radio stations that Cox Radio has agreed to purchase or is operating under an LMA. As of December 31, 1997 and 1998, Station Investment Notes Receivable totaled $18,220,000 and $7,250,000, respectively. The remaining receivable as of December 31, 1998 bore interest at 7%, was to have matured in January 2000, and was collateralized by substantially all of the assets of the related station. Such receivable was collected in full in January 1999.

                                COX RADIO, INC.

15. EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

                                                                1996       1997       1998
                                                              --------   --------   --------
                                                               (AMOUNT IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
NET INCOME..................................................  $14,945    $49,724    $23,040
                                                              =======    =======    =======
BASIC EARNINGS PER SHARE
Weighted-average common shares outstanding..................   21,762     28,344     28,461
                                                              =======    =======    =======
Basic income per common share...............................  $   .69    $  1.75    $   .81
                                                              =======    =======    =======
DILUTED EARNINGS PER SHARE
Weighted-average common shares outstanding..................   21,762     28,344     28,461
  Shares issuable on exercise of dilutive options...........       --        505        595
  Shares assumed to be purchased with proceeds of options...       --       (446)      (366)
  Shares issuable pursuant to Employee Stock Purchase
     Plan...................................................       --        186        183
  Shares assumed to be purchased with proceeds from Employee
     Stock Purchase Plan....................................       --        (95)       (21)
                                                              -------    -------    -------
Shares applicable to diluted earnings per share.............   21,762     28,494     28,852
                                                              =======    =======    =======
Diluted income per common share.............................  $   .69    $  1.75    $   .80
                                                              =======    =======    =======

     Historical earnings per common share for 1996 assumes (i) 19,577,672 shares issued to Cox Enterprises in connection with the Cox Radio consolidation were issued on January 1, 1996 and (ii) 8,625,000 shares issued in connection with Cox Radio's initial public offering were outstanding during the entire fourth quarter.

     Unexercised incentive stock options to purchase 511,673 shares of Cox Radio's common stock as of December 31, 1996 were not included in the computation of diluted earnings per share for 1996, because the options' exercise price was greater than the average market price of Cox Radio common stock during the respective period.

16. SUBSEQUENT EVENTS

     In February 1999, Cox Radio entered into an agreement in principle to acquire radio stations WVEZ-FM, WSFR-FM and the option to purchase WMHX-FM serving the Louisville, Kentucky market and radio stations WFJO-FM, WHPT-FM and WTBT-FM serving the Tampa-St. Petersburg, Florida market in exchange for Cox Radio stations WYYY-FM, WBBS-FM, WWHT-FM, WHEN-AM and WSYR-AM serving the Syracuse, New York market plus additional cash consideration presently estimated at $94 million. In connection with obtaining regulatory approvals for these transactions, Cox Radio has agreed to divest WRVI-FM and WLSY-FM. Pending certain regulatory approvals, Cox Radio expects to consummate these transactions in the second half of 1999.

     On December 21, 1998 and March 1, 1999, Cox Radio purchased shares of common stock of USA Digital Radio, Inc., a developer of digital radio broadcasting technology, for a total purchase price of $2.5 million. Cox Radio will account for this investment under the cost method.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents incorporated by reference or filed with this Report

     (1) Audited Consolidated Balance Sheets as of December 31, 1997 and 1998 and Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1998.
     (2) Schedule II - Valuation and qualifying accounts
     (3) Exhibits required to be filed by Item 601 of Regulation S-K:

     Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

  EXHIBIT
  NUMBER                                 DESCRIPTION
  -------                                -----------
   2.1      --   Agreement and Plan of Merger, dated as of July 1, 1996, by and among Cox Radio, Inc., New Cox Radio II, Inc., NewCity
                 Communications, Inc. and certain stockholders of NewCity
                 Communications, Inc.(1)(2)
   2.2      --   Guaranty by Cox Broadcasting, Inc., dated as of July 1,
                 1996, in favor of NewCity Communications, Inc.(1)
   3.1      --   Amended and Restated Certificate of Incorporation of Cox
                 Radio, Inc.(1)
   3.2      --   Amended and Restated Bylaws of Cox Radio, Inc.(1)
   4.1      --   Indenture dated as of May 26, 1998 between Cox Radio, Inc.,
                 The Bank of New York, WSB, Inc., and WHIO, Inc.(3)
   4.2      --   First Supplemental Indenture dated as of February 1, 1999
                 between Cox Radio, Inc., CXR Holdings, Inc. and the Bank of
                 New York.

  EXHIBIT
  NUMBER                                 DESCRIPTION
  -------                                -----------
   4.3      --   Registration Rights Agreement dated May 26, 1998 among Cox
                 Radio, Inc., WSB, Inc., WHIO, Inc., and Nationsbanc
                 Montgomery Securities, LLC, Chase Securities, Inc., and J.P.
                 Morgan Securities, Inc.(4)
   4.4      --   Specimen of Class A Common Stock Certificate.(5)
  10.1      --   Credit Agreement, dated as of March 7, 1997, by and among
                 Cox Rdio, Inc., Texas Commerce Bank National Association,
                 Nationsbank of Texas, N.A. and Citibank, N.A., individually and as agents, and the other banks signatory thereto(2)(6)
  10.2      --   New CEI Credit Facility.(1)
  10.3      --   Cox Radio, Inc. Long-Term Incentive Plan.(1)
  10.4      --   Cox Radio, Inc. Employee Stock Purchase Plan.(1)
  10.5      --   Cox Radio, Inc. Restricted Stock Plan for Non-Employee
                 Directors(1)
  10.6      --   Tax Allocation and Indemnification Agreement, dated as of
                 September 30, 1996, by and between Cox Enterprises, Inc. and
                 Cox Radio, Inc.(1)
  11        --   Statement Re: Computation of Per Share Earnings
  21        --   Subsidiaries of the Registrant
  23.1      --   Consent of Deloitte & Touche LLP
  24.1      --   Power of Attorney (included on page 55)
  27.1      --   Financial Data Schedule (for SEC use only)

---------------

(1) Incorporated by reference to the corresponding exhibit of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
(2) Schedules and Exhibits intentionally omitted.
(3) Incorporated by reference to Exhibit 4.1 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).
(4) Incorporated by reference to Exhibit 4.2 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).
(5) Incorporated by reference to Exhibit 4.3 of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
(6) Incorporated by reference to Cox Radio's Annual Report on Form 10-K for the period ending December 31, 1996 (Commission File No. 1-12187).

     (b) Reports on Form 8-K. A report on Form 8-K was filed on December 14, 1998 reporting "Other Events" pursuant to Item 5 thereof.

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

Date: March 24, 1999

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                /s/ NICHOLAS D. TRIGONY                   Chairman of the Board of       March 24, 1999
--------------------------------------------------------    Directors
                  Nicholas D. Trigony

                   /s/ ROBERT F. NEIL                     President and Chief Executive  March 24, 1999
--------------------------------------------------------    Officer; Director
                     Robert F. Neil

                 /s/ MARITZA C. PICHON                    Chief Financial Officer        March 24, 1999
--------------------------------------------------------    (principal accounting
                   Maritza C. Pichon                        officer and principal
                                                            financial officer)

                  /s/ JAMES C. KENNEDY                    Director                       March 24, 1999
--------------------------------------------------------
                    James C. Kennedy

                 /s/ DAVID E. EASTERLY                    Director                       March 24, 1999
--------------------------------------------------------
                   David E. Easterly

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                /s/ ERNEST D. FEARS, JR.                  Director                       March 24, 1999
--------------------------------------------------------
                  Ernest D. Fears, Jr.

                   /s/ PAUL M. HUGHES                     Director                       March 24, 1999
--------------------------------------------------------
                     Paul M. Hughes

                                                                     SCHEDULE II

                                COX RADIO, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
          FOR THE FISCAL YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                        BALANCE AS OF   ASSUMED IN    CHARGES TO                BALANCE AS OF
                                          BEGINNING      BUSINESS     COSTS AND                    END OF
                                          OF PERIOD     COMBINATION    EXPENSES    DEDUCTIONS      PERIOD
                                        -------------   -----------   ----------   ----------   -------------
                                                               (AMOUNTS IN THOUSANDS)
Allowance for Doubtful Accounts
  1996................................     $  774          $ --         $  580        $520         $  834
  1997................................     $  834          $705         $1,139        $803         $1,875
  1998................................     $1,875          $ --         $1,577        $590         $2,862

                             (COX RADIO INC. LOGO)