Form 10-Q
period 1999-03-31
COX RADIO INC
filed 1999-05-12
CIK 1018522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-12187

                                COX RADIO, INC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      58-1620022
(STATE OR OTHER JURISDICTION OF INCORPORATION                (I.R.S. EMPLOYER
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

         There were 9,022,573 shares of Class A Common Stock outstanding as of April 30, 1999.

         There were 19,577,672 shares of Class B Common Stock outstanding as of April 30, 1999.

                                 COX RADIO, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


                                                                                             PAGE
                                                                                             ----

                        PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS..............................................................   3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.........................................................  10

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................  15


                         PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................................  16

SIGNATURES..................................................................................  18

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 COX RADIO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                         MARCH 31,         DECEMBER 31,
                                                                           1999               1998
                                                                      ------------------   ------------
                                                                             (AMOUNTS IN THOUSANDS,
                                                                               EXCEPT SHARE DATA)

ASSETS
Current Assets:
  Cash and cash equivalents ......................................    $   5,854             $   6,479
  Accounts receivable, less allowance for doubtful accounts
     of $2,724 and $2,862, respectively ..........................       49,667                58,190
Prepaid expenses and other current assets ........................        4,709                 3,430
                                                                      ---------             ---------
     Total current assets ........................................       60,230                68,099

Plant and equipment, net .........................................       52,154                51,886
Intangible assets, net ...........................................      604,030               590,686
Amounts due from Cox Enterprises, Inc. ...........................       37,549                30,292
Station investment notes receivable ..............................          850                 7,250
Other assets .....................................................        6,983                 4,899
                                                                      ---------             ---------
     Total assets ................................................    $ 761,796             $ 753,112
                                                                      =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........................    $  19,404             $  19,245
  Accrued salaries and wages .....................................        4,870                 4,570
  Accrued interest ...............................................        4,746                 1,633
  Income taxes payable ...........................................        3,133                 2,686
  Other current liabilities ......................................        1,405                 1,018
                                                                      ---------             ---------
     Total current liabilities ...................................       33,558                29,152

Notes payable ....................................................      300,252               300,235
Deferred income taxes ............................................      110,276               110,693
                                                                      ---------             ---------
     Total liabilities ...........................................      444,086               440,080
                                                                      ---------             ---------
Commitments and contingencies (Note 3)

Shareholders' Equity:
  Preferred stock, $1.00 par value: 5,000,000 shares authorized,
     None outstanding ............................................           --                    --
  Class A common stock, $1.00 par value; 70,000,000 shares
     Authorized; 9,020,798 and 8,971,955 shares outstanding at
     March 31, 1999 and December 31, 1998, respectively ..........        9,021                 8,972
  Class B common stock, $1.00 par value; 45,000,000 shares
     Authorized; 19,577,672 shares outstanding at March 31, 1999
     and December 31, 1998 .......................................       19,578                19,578
  Additional paid-in capital .....................................      255,663               253,207
  Retained earnings ..............................................       35,099                31,275
  Class A common stock held in treasury (39,952 shares at cost) ..       (1,651)                   --
                                                                      ---------             ---------
     Total shareholders' equity ..................................      317,710               313,032
                                                                      ---------             ---------
     Total liabilities and shareholders' equity ..................    $ 761,796             $ 753,112
                                                                      =========             =========

See notes to consolidated financial statements.

                                 COX RADIO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              ---------------------------
                                                               1999                1998
                                                              --------------  -----------
                                                                 (AMOUNTS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
NET REVENUES:
   Local ..............................................       $45,210             $38,545
   National ...........................................        13,744              12,783
   Other ..............................................         1,419                 732
                                                              -------             -------
     Total net revenues ...............................        60,373              52,060

COSTS AND EXPENSES:
   Operating ..........................................        14,866              13,094
   Selling, general and administrative ................        25,803              22,399
   Corporate general and administrative ...............         2,186               1,875
   Depreciation and amortization ......................         6,358               5,361
                                                              -------             -------

OPERATING INCOME ......................................        11,160               9,331

OTHER INCOME (EXPENSE):
Interest income .......................................           466                  27
Interest expense ......................................        (4,846)             (3,844)
Other - net ...........................................           (69)                (58)
                                                              -------             -------
INCOME BEFORE INCOME TAXES ............................         6,711               5,456
Income taxes ..........................................         2,887               2,681
                                                              -------             -------
NET INCOME ............................................       $ 3,824             $ 2,775
                                                              =======             =======

Basic and diluted income per common share .............       $   .13             $   .10
                                                              =======             =======

Weighted average basic common shares outstanding ......        28,577              28,427
                                                              =======             =======
Weighted average diluted common shares outstanding ....        28,884              28,708
                                                              =======             =======





See notes to consolidated financial statements.

                                 COX RADIO, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                CLASS A             CLASS B
                                              COMMON STOCK        COMMON STOCK     ADDITIONAL
                                           ------------------   -----------------   PAID-IN     RETAINED    TREASURY
                                           SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL     EARNINGS     STOCK       TOTAL
                                           --------  --------   -------  --------  ----------   --------    --------    -------
                                                                         (AMOUNTS IN THOUSANDS)

BALANCE AT DECEMBER 31, 1998 ...........     8,972   $  8,972    19,578  $ 19,578   $ 253,207     31,275               $ 313,032
  Net income............................        --         --        --        --          --      3,824                   3,824
  Issuance of Class A common stock
     Related to incentive plans.........        49         49        --        --         928         --                     977
  Tax benefit on stock options exercised                                                1,528                              1,528
  Repurchase of Class A common stock....                                                                   $  (1,651)      1,651)
                                           --------   -------   -------   -------    --------    -------    --------    --------
BALANCE AT MARCH 31, 1999 ..............     9,021   $  9,021    19,578  $ 19,578   $ 255,663   $ 35,099   $  (1,651)  $ 317,710
                                           =======    =======   =======   =======    ========    =======    ========    ========






See notes to consolidated financial statements.

                                 COX RADIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           ---------------------------
                                                                              1999              1998
                                                                           ------------  ------------
                                                                            (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................               $  3,824            $ 2,775
Items not requiring cash:
  Depreciation ...........................................                  1,637              1,273
  Amortization ...........................................                  4,721              4,088
  Deferred income taxes ..................................                    265                708
Decrease in accounts receivable ..........................                  8,523              7,256
Increase in accounts payable and accrued expenses ........                    938                316
Increase (decrease) in accrued salaries and wages ........                    300               (306)
Increase (decrease) in accrued interest ..................                  3,113               (179)
Increase (decrease) in taxes payable .....................                  1,975               (546)
Other, net ...............................................                 (1,574)            (1,270)
                                                                         --------           --------
       Net cash provided by operating activities .........                 23,722             14,115
                                                                         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .....................................                 (1,780)            (1,847)
Acquisitions, net of cash acquired .......................                (18,132)           (23,086)
(Increase) decrease in station investment notes receivable                  6,400                (52)
Increase in other long-term assets .......................                 (2,142)            (8,860)
(Increase) decrease in amounts due from Cox Enterprises ..                 (7,257)            20,579
                                                                         --------           --------
       Net cash used in investing activities .............                (22,911)           (13,266)
                                                                         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in public debt ..................................                     17                 --
Proceeds from stock options exercised ....................                    977                739
Repurchase of Class A common stock .......................                 (1,651)                --
Increase (decrease) in book overdrafts ...................                   (779)               132
                                                                         --------           --------
       Net cash provided by  financing activities ........                 (1,436)               871
                                                                         --------           --------

Net increase (decrease) in cash and cash equivalents .....                   (625)             1,720
Cash and cash equivalents at beginning of period .........                  6,479              6,218
                                                                         --------           --------
Cash and cash equivalents at end of period ...............               $  5,854           $  7,938
                                                                         ========           ========


See notes to consolidated financial statements.

                                 COX RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999

1.  BASIS OF PRESENTATION AND OTHER INFORMATION

         Cox Radio, Inc. is a leading national radio broadcast company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. indirectly owns approximately 69% of the Common Stock of Cox Radio.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 and notes thereto contained in Cox Radio's Annual Report on Form 10-K filed with the Securities and Exchange Commission (Commission File No. 1-12187).

         The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999 or any other interim period.


2.  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

         During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and swaps, as well as the use of local marketing agreements, or LMA's, and joint sales agreements, or JSA's. Specific transactions entered into or consummated by Cox Radio during the three months ended March 31, 1999, and through May 7, 1999, are discussed below.

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

         On December 21, 1998 and March 1, 1999, Cox Radio purchased shares of common stock of USA Digital Radio, Inc., a developer of digital radio broadcasting technology, for a total purchase price of $2.5 million. Cox Radio accounts for this investment under the cost method.

         In May 1999, Cox Radio acquired radio stations WVEZ-FM, WSFR-FM and the option to purchase WMHX-FM serving the Louisville, Kentucky market and radio stations WFJO-FM, WHPT-FM and WDUV-FM (formerly WTBT-FM) serving the Tampa-St. Petersburg, Florida market in exchange for the Company's radio stations WYYY-FM, WBBS-FM, WWHT-FM, WHEN-AM and WSYR-AM serving the Syracuse, New York market, plus additional cash consideration of approximately $94 million. In connection with obtaining regulatory approvals for these transactions, Cox Radio has agreed to divest ownership of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market. Such stations have been transferred to a trust for the benefit of Cox Radio pending sale to a third party.

         In May 1999, Cox Radio entered into an agreement to acquire WNGC-FM, licensed to Athens, Georgia for approximately $78 million. Pending regulatory approvals, Cox Radio expects to consummate this acquisition in the second half of 1999.

3.  COMMITMENTS AND CONTINGENCIES

         On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The loan proceeds were used to finance the payment of the consideration payable for the acquisition of NewCity Communications, Inc. in April 1997, repay certain secured debt of NewCity Communications and finance certain other acquisitions. The remaining credit availability may be used to finance additional acquisitions and other corporate purposes. The bank credit facility has restrictions on the payment of dividends, certain mergers, consolidations or dispositions of assets and establishes limitations on, among other things, additional indebtedness and transactions with affiliates.

         At March 31, 1999, Cox Radio had approximately $100 million of outstanding indebtedness under the bank credit facility and had approximately $200 million available under the bank credit facility.

         On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 144A thereunder. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, Cox Radio consummated an exchange offer pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act of 1933. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999.

         Cox Radio has entered into interest rate swap agreements with certain lenders providing bank financing under the bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements are recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. At March 31, 1999, the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $2.6 million.

4.  FINANCIAL INFORMATION FOR GUARANTORS OF COX RADIO'S DEBT

         As discussed in Note 3, Cox Radio's notes are unconditionally guaranteed by CXR Holdings, a wholly-owned subsidiary of Cox Radio. The following table sets forth condensed financial information of CXR Holdings as of and for the three months ended March 31, 1999. Comparative data are not presented as CXR Holdings was not a guarantor of Cox Radio's notes during the comparative prior year period. Separate financial statements and other disclosures concerning CXR Holdings are not presented because CXR Holdings is comprised primarily of non-operating assets including certain FCC licenses and royalties earned from the parent company.


                                                          AS OF AND FOR THE
                                                          THREE MONTHS ENDED
                                                            MARCH 31, 1999
                                                            --------------
                                                        (AMOUNTS IN THOUSANDS)
         BALANCE SHEET:
         ASSETS:
         Accounts receivable ......................            $  6,870
         Intangible assets, net ...................             175,260
         Other assets .............................                  14
                                                               --------
         Total assets .............................            $182,144
                                                               ========
         LIABILITIES AND SHAREHOLDER'S EQUITY:
         Accrued liabilities ......................            $     30
         Shareholder's equity .....................             182,114
                                                               --------
         Total liabilities and shareholder's equity            $182,144
                                                               ========

         STATEMENT OF OPERATIONS:
         Royalty income ...........................            $  6,870
         Depreciation and amortization ............               1,160
                                                               --------
         Income before income taxes ...............            $  5,710
                                                               ========




5.   EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                           1999           1998
                                                                           ----           ----
                                                                          (AMOUNTS IN THOUSANDS,
                                                                          EXCEPT PER SHARE DATA)


       NET INCOME..........................................            $ 3,824           $  2,775
                                                                       =======           ========

       BASIC EPS
       Weighted-average common shares outstanding..........             28,577             28,427
                                                                       =======           ========
       Basic net income per common share...................            $   .13           $    .10
                                                                       =======           ========

       DILUTED EPS
       Weighted-average common shares outstanding - basic..             28,577             28,427

          Shares issuable on exercise of dilutive options..                749                698
          Shares assumed to be purchased with proceeds from               (616)              (553)
            options........................................

          Shares issuable pursuant to employee stock purchase              186                186
            plan ..........................................
          Shares assumed to be purchased with proceeds from
            employee stock purchase plan...................                (12)               (50)
                                                                      --------           --------

       Shares applicable to diluted EPS....................             28,884             28,708
                                                                      ========           ========
       Diluted net income per common share.................           $    .13           $    .10
                                                                      ========           ========



         In January 1999, Cox Radio reacquired 39,952 shares of previously restricted Class A common stock for cash consideration of approximately $1.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the accompanying unaudited historical Consolidated Statements of Income for the three month periods ended March 31, 1999 and 1998.

         This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include, but may not be limited to, the information regarding future cash requirements of Cox Radio, statements regarding Year 2000 issues (including problems that may arise on the part of third parties), and statements regarding the intent, belief or current expectations of Cox Radio and its management. For such statements, Cox Radio claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended. Cox Radio's results could differ materially from those discussed in each forward-looking statement due to various factors which are outside Cox Radio's control, including competition for audience share and advertising revenue from other radio stations, electronic and print media and new media technologies and governmental regulation of the radio broadcasting industry. For a more detailed discussion of these factors and others, see the Risk Factors section of Cox Radio's Annual Report on Form 10-K (Commission File No. 1-12187).

GENERAL

         Cox Radio is a leading national radio broadcast company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 69% of the Common Stock of Cox Radio through its wholly-owned subsidiary, Cox Broadcasting, Inc.

         The performance of a radio station group, such as Cox Radio, is customarily measured by its ability to generate Broadcast Cash Flow, EBITDA and After-Tax Cash Flow. Broadcast Cash Flow is defined as operating income plus depreciation and amortization and corporate general and administrative expenses. EBITDA is defined as operating income plus depreciation and amortization. After-Tax Cash Flow is defined as net income (loss) before extraordinary items plus depreciation, amortization and deferred tax expense/benefit. Although Broadcast Cash Flow, EBITDA and After-Tax Cash Flow are not recognized under generally accepted accounting principles, or GAAP, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, Cox Radio believes that these measures will be useful to investors. However, Broadcast Cash Flow, EBITDA or After-Tax Cash Flow should not be considered to be an alternative to operating income as determined in accordance with GAAP, an alternative to cash flows from operating activities (as a measure of liquidity) or an indicator of Cox Radio's performance under GAAP.

         The primary source of Cox Radio's revenues is the sale of local and national advertising. Historically, approximately 75% and 23% of Cox Radio's gross revenues have been generated from local and national advertising, respectively. Cox Radio's most significant station operating expenses are employees' salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

ACQUISITIONS AND DISPOSITIONS

         During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and swaps, as well as the use of LMA's and JSA's. Specific transactions entered into or consummated by Cox Radio during the three months ended March 31, 1999, and through May 7, 1999, are discussed below.

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

         On December 21, 1998 and March 1, 1999, Cox Radio purchased shares of common stock of USA Digital Radio, Inc., a developer of digital radio broadcasting technology, for a total purchase price of $2.5 million. Cox Radio accounts for this investment under the cost method.

         In May 1999, Cox Radio acquired radio stations WVEZ-FM, WSFR-FM and the option to purchase WMHX-FM serving the Louisville, Kentucky market and radio stations WFJO-FM, WHPT-FM and WDUV-FM (formerly WTBT-FM) serving the Tampa-St. Petersburg, Florida market in exchange for the Company's radio stations WYYY-FM, WBBS-FM, WWHT-FM, WHEN-AM and WSYR-AM serving the Syracuse, New York market, plus additional cash consideration of approximately $94 million. In connection with obtaining regulatory approvals for these transactions, Cox Radio has agreed to divest ownership of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market. Such stations have been transferred to a trust for the benefit of Cox Radio pending sale to a third party.

         In May 1999, Cox Radio entered into an agreement to acquire WNGC-FM, licensed to Athens, Georgia for approximately $78 million. Pending regulatory approvals, Cox Radio expects to consummate this acquisition in the second half of 1999.


RESULTS OF OPERATIONS

Three months ended March 31, 1999 compared to three months ended March 31, 1998

         Net Revenues. Net revenues for the first quarter of 1999 increased $8.3 million to $60.4 million, a 16% increase over the first quarter of 1998. This increase was primarily as a result of the acquisition of radio stations in Long Island, New York, in addition to substantial increases in net revenues at the stations in Orlando, Atlanta and Miami, which were realized as a result of continued strong ratings performance.

         Station Operating Expenses. Station operating expenses increased $5.2 million to $40.7 million, an increase of 14.6% over the first quarter of 1998. The increase was primarily attributable to the acquisition of stations in Long Island, New York, and also due to higher programming and sales related costs which are driven by ratings and revenues, respectively.

         Broadcast Cash Flow. Broadcast cash flow increased $3.1 million to $19.7 million, an 18.9% increase over the first quarter of 1998 for the reasons discussed above.

         Corporate general and administrative expenses. Corporate general and administrative expenses increased $0.3 million to $2.2 million primarily due to higher overhead costs incurred as a result of the increase in number of stations owned and/or operated in 1999.

         Operating Income. Operating income for the first quarter of 1999 increased $1.8 million to $11.2 million, an increase of 19.6% over the first quarter of 1998 for the reasons discussed above.

         Interest expense. Interest expense during the first quarter of 1999 totaled $4.4 million as compared to first quarter 1998 of $3.8 million as a result of borrowings incurred to complete Cox Radio's acquisitions during 1998 and the first quarter of 1999.

         Net Income. Net income increased $1.0 million to $3.8 million for the first quarter of 1999 for the reasons discussed above.

 LIQUIDITY AND CAPITAL RESOURCES

         Cox Radio's primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio's operating activities and through borrowings under Cox Radio's bank credit facility described below. For the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, cash from operations increased $8.1 million to $22.2 million, primarily attributable to an increase in non-cash charges for depreciation and amortization and the net change in working capital accounts. In addition, cash requirements historically have been funded on a temporary basis through intercompany advances from Cox Enterprises under a revolving credit facility with Cox Enterprises. Borrowings, if any, by Cox Radio under the Cox Enterprises credit facility would typically be repaid by Cox Radio within 30 days. Borrowings, if any, under the Cox Enterprises credit facility would accrue interest at Cox Enterprises' commercial paper rate plus .40%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio.

         On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving bank credit facility. The interest rate is based on the London Interbank Offered Rate plus a spread determined by certain leverage ratios. This facility also includes a commitment fee on the unused portion of the total amount available of .1% to .25% based on certain leverage ratios. At March 31, 1999, Cox Radio had $100 million of outstanding indebtedness under the bank credit facility and had $200 million available under the bank credit facility. The interest rate applied to amounts due under the bank credit facility was 5.29% at March 31, 1999.

         On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 144A thereunder. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, Cox Radio consummated an exchange offer pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act of 1933. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999.

         Cox Radio has entered into interest rate swap agreements with certain lenders providing bank financing under the bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements are recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. At March 31, 1999, the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $2.6 million.

         Future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. Cox Radio expects its operations to generate sufficient cash to meet its capital expenditures and debt service requirements. Additional cash requirements, including funds for pending or other acquisitions, will be funded from various sources, including the proceeds from bank financing and, if or when appropriate, other issuances of Company securities.


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

         Cox Radio has substantially completed an inventory of current systems and operations to identify any information technology and non-information technology systems (including equipment with embedded chips) that do not properly recognize dates after December 31, 1999. The project team has developed a plan to assess, remediate, test, and, sufficiently in advance of the Year 2000, ascertain that the systems of Cox Radio that are critical to its operations will properly recognize such dates. The plan includes on-site audits at each of Cox Radio's stations. As of March 31, 1999, the project team has substantially completed this audit process.

         Based on the results of the inventory, Cox Radio began in second quarter of 1998 to remediate noncompliant systems. Cox Radio anticipates that remediation will be complete by the end of third quarter 1999. Cox Radio uses Cox Enterprises' financial and human resources information systems, which are being tested by Cox Enterprises.

         Cox Radio has substantially completed a formal communication program with its significant vendors to determine the extent to which it is vulnerable to those third parties who fail to remediate their own Year 2000 non-compliance. Cox Radio is to a large degree dependent on vendor remediation and testing of vendor systems. Cox Radio's two most significant vendors are Marketron, which provides Cox Radio's traffic and billing system for the majority of its stations, and ADP which provides payroll services. Cox Radio uses Marketron's Version 28 running on DOS 6.2, which Marketron has indicated is Year 2000 compliant; and ADP Version 2.5 running on Windows 95 for the majority of its stations, which ADP has indicated is Year 2000 compliant. Cox Radio is in the process of assessing and, as necessary, upgrading payroll systems using other ADP versions. Cox Radio has not performed its own tests on these systems, and no assurance can be given at this time that these systems are Year 2000 compliant. Cox Radio intends to test Version 28 during the second quarter of 1999. Cox Enterprises has successfully completed testing of ADP Version 2.5 and concluded that Version 2.5 appears to be Year 2000 compliant.

COSTS

         As of March 31, 1999, costs of approximately $300,000 have been incurred related to Cox Radio's Year 2000 initiative. Cox Radio will incur capital expenditures and internal staff costs as well as additional outside consulting and other expenditures related to this initiative. Cox Radio expects these costs will not exceed approximately $1.5 million, based on currently available information. Total incremental expenses (including depreciation and amortization) of bringing current systems into compliance, writing off existing non-compliant systems, and capital replacements have not had a material impact on Cox Radio's financial condition to date and are not at present, based on known facts, expected to have a material impact on Cox Radio's financial condition. All costs of the Year 2000 initiative will be funded by Cox Radio's cash flow from operations.

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

         Like most other businesses, Cox Radio is dependent on general service outside vendors including providers of electrical power, telephony, water, fuel for vehicles and other necessary commodities. Cox Radio also relies upon the interstate banking system and related electronic communications for such functions as transmitting financial data from field locations to the home office and sweeping cash into lockboxes. Cox Radio is currently not aware of any material non-compliance by these providers that will materially affect its business operations; however, Cox Radio does not control these systems and cannot assure that they will be converted in a timely fashion and, if not converted, would not have an adverse effect on its business operations.

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


        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Cox Radio has entered into interest rate swap agreements with certain lenders providing bank financing under the bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum for an average maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements are recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. At March 31, 1999, the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $2.6 million.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

                        EXHIBIT
                        NUMBER                     DESCRIPTION
                        ------           ---------------------------------------
                             (1) 2.1  -- Agreement and Plan of Merger, dated as
                                         of July 1, 1996, by and among Cox
                                         Radio, Inc., New Cox Radio II, Inc.,
                                         NewCity Communications, Inc. and
                                         certain stockholders of NewCity
                                         Communications, Inc. (2)
                             (1) 2.2 --  Guaranty by Cox Broadcasting, Inc.,
                                         dated as of July 1, 1996, in favor of
                                         NewCity Communications, Inc.
                             (1) 3.1 --  Amended and Restated Certificate of
                                         Incorporation of Cox Radio, Inc.
                             (1) 3.2 --  Amended and Restated Bylaws of Cox
                                         Radio, Inc. (3)
                             (3) 4.1 --  Indenture dated as of May 26, 1998
                                         between Cox Radio, Inc., The Bank
                                         of New York, WSB, Inc., and WHIO, Inc.
                                 4.2 --  First Supplemental Indenture dated as
                                         of February 1, 1999 by and between Cox
                                         Radio, Inc., CXR Holdings, Inc., and
                                         the Bank of New York
                             (4) 4.3 --  Registration Rights Agreement dated
                                         May 26, 1998 among Cox Radio, Inc.,
                                         WSB, Inc., WHIO, Inc., and Nationsbanc
                                         Montgomery Securities, LLC, Chase
                                         Securities, Inc., and J.P. Morgan
                                         Securities, Inc.
                             (5) 4.4 --  Specimen of Class A Common Stock
                                         Certificate.
                             (6)10.1 --  Credit Agreement, dated as of March 7,
                                         1997, by and among Cox Rdio, Inc.,
                                         Texas Commerce Bank National
                                         Association, Nationsbank of Texas, N.A.
                                         and Citibank, N.A., individually and as
                                         agents, and the other banks signatory
                                         thereto (2)
                             (1) 10.2 -- New CEI Credit Facility.
                             (1) 10.3 -- Cox Radio, Inc. Long-Term Incentive
                                         Plan.
                             (1) 10.4 -- Cox Radio, Inc. Employee Stock Purchase
                                         Plan.
                             (1) 10.5 -- Cox Radio, Inc. Restricted Stock Plan
                                         for Non-Employee Directors
                             (1) 10.6 -- Tax Allocation and Indemnification
                                         Agreement, dated as of September 30,
                                         1996, by and between Cox Enterprises,
                                         Inc. and Cox Radio, Inc.
                                 27.1 -- Financial Data Schedule (for SEC
                                         use only)

                      ----------
                      (1) Incorporated by reference to the corresponding exhibit of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
                      (2)  Schedules and Exhibits intentionally omitted.
                      (3) Incorporated by reference to Exhibit 4.1 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).
                      (4) Incorporated by reference to Exhibit 4.2 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).
                      (5) Incorporated by reference to Exhibit 4.3 of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
                      (6) Incorporated by reference to Cox Radio's Annual Report on Form 10-K for the period ending December 31, 1996 (Commission File No. 1-12187).

(b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COX RADIO, INC.







May 12, 1999                               /s/ Maritza C. Pichon
                                           -------------------------------------
                                           Maritza C. Pichon
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           duly authorized officer)