Form 10-Q
period 1999-06-30
COX RADIO INC
filed 1999-08-13
CIK 1018522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                                        OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-12187

                               [COX RADIO, INC.]
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

         There were 9,062,661 shares of Class A Common Stock outstanding as of July 31, 1999.

         There were 19,577,672 shares of Class B Common Stock outstanding as of July 31, 1999.

                                 COX RADIO, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS................................................     3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................    12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........    18


                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................    19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................    20

SIGNATURES...................................................................    21

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 COX RADIO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        JUNE 30,      DECEMBER 31,
                                                                          1999            1998
                                                                        ---------     -----------
                                                                      (AMOUNTS IN THOUSANDS, EXCEPT
                                                                           PER SHARE DATA)

ASSETS
Current Assets:
  Cash and cash equivalents ......................................      $   6,461       $  6,479
  Accounts  receivable, less allowance for doubtful accounts
     of $2,774 and $2,862, respectively ..........................         64,256         58,190
  Prepaid expenses and other current assets ......................          4,764          3,430
                                                                        ---------       --------

     Total current assets ........................................         75,481         68,099

Plant and equipment, net .........................................         56,150         51,886
Intangible assets, net ...........................................        728,811        590,686
Amounts due from Cox Enterprises, Inc. ...........................             --         30,292
Station investment notes receivable ..............................            850          7,250
Other assets .....................................................          9,722          4,899
                                                                        ---------       --------

     Total assets ................................................      $ 871,014       $753,112
                                                                        =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........................      $  21,281       $ 19,245
  Accrued salaries and wages .....................................          5,226          4,570
  Accrued interest ...............................................          1,572          1,633
  Income taxes payable ...........................................          8,502          2,686
  Other current liabilities ......................................            992          1,018
                                                                        ---------       --------

     Total current liabilities ...................................         37,573         29,152

Notes payable ....................................................        350,266        300,235
Deferred income taxes ............................................        127,117        110,693
Amounts due to Cox Enterprises, Inc. .............................          5,019             --
                                                                        ---------       --------
     Total liabilities ...........................................        519,975        440,080
                                                                        ---------       --------

Commitments and contingencies (Note 3)

Shareholders' Equity:
   Preferred stock, $1.00 par value: 5,000,000 shares authorized,
     None outstanding ............................................             --             --
  Class A common stock, $1.00 par value; 70,000,000 shares
     Authorized; 9,050,035 and 8,971,955 shares outstanding at
     June 30, 1999 and December 31, 1998, respectively ...........          9,050          8,972
  Class B common stock, $1.00 par value; 45,000,000 shares
     Authorized; 19,577,672 shares outstanding at June 30, 1999
     and December 31, 1998 .......................................         19,578         19,578
  Additional paid-in capital .....................................        256,289        253,207
  Retained earnings ..............................................         67,773         31,275
  Class A common stock held in treasury (39,952 shares at cost) ..         (1,651)            --
                                                                        ---------       --------
     Total shareholders' equity ..................................        351,039        313,032
                                                                        ---------       --------
     Total liabilities and shareholders' equity ..................      $ 871,014       $753,112
                                                                        =========       ========

See notes to consolidated financial statements.

                                 COX RADIO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                                -----------------------       -------------------------
                                                  1999           1998            1999            1998
                                                --------       --------       ---------       ---------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES:
   Local .................................      $ 58,181       $ 51,059       $ 103,391       $  89,604
   National ..............................        18,506         17,117          32,250          29,900
   Other .................................         1,898            985           3,317           1,717
                                                --------       --------       ---------       ---------
     Total revenues ......................        78,585         69,161         138,958         121,221

COSTS AND EXPENSES:
   Operating .............................        17,755         16,445          32,621          29,539
   Selling, general and administrative ...        30,144         28,485          55,947          50,884
   Corporate general and administrative ..         2,409          2,057           4,595           3,932
   Depreciation and amortization .........         6,856          5,593          13,214          10,954
                                                --------       --------       ---------       ---------

OPERATING INCOME .........................        21,421         16,581          32,581          25,912

OTHER INCOME (EXPENSE):
Interest income ..........................            --            184             466             211
Interest expense .........................        (5,611)        (4,034)        (10,457)         (7,878)
Gain on sale of radio stations ...........        39,802             --          39,802              --
Other - net ..............................           (62)           (92)           (131)           (150)
                                                --------       --------       ---------       ---------
INCOME BEFORE INCOME TAXES ...............        55,550         12,639          62,261          18,095
Income taxes .............................        22,876          6,294          25,763           8,975
                                                --------       --------       ---------       ---------
NET INCOME ...............................      $ 32,674       $  6,345       $  36,498       $   9,120
                                                ========       ========       =========       =========


Basic net income per common share ........      $   1.14       $    .22       $    1.28       $     .32
                                                ========       ========       =========       =========
Diluted net income per common share ......      $   1.13       $    .22       $    1.26       $     .32
                                                ========       ========       =========       =========

Weighted average basic common shares
outstanding ..............................        28,610         28,448          28,593          28,438
                                                ========       ========       =========       =========
Weighted average diluted common shares
outstanding ..............................        28,965         28,763          28,929          28,735
                                                ========       ========       =========       =========

See notes to consolidated financial statements.

                                 COX RADIO, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                 CLASS A              CLASS B
                                              COMMON STOCK        COMMON STOCK     ADDITIONAL
                                             ----------------    ---------------     PAID-IN     RETAINED     TREASURY
                                             SHARES    AMOUNT    SHARES   AMOUNT     CAPITAL     EARNINGS       STOCK        TOTAL
                                             ------    ------    ------   ------     -------     --------       -----        -----
                                                                       (AMOUNTS IN THOUSANDS)

BALANCE AT DECEMBER 31, 1998 ..............  8,972     $8,972     19,578  $19,578     $253,207     $31,275          --    $ 313,032
  Net income ..............................     --         --         --       --           --      36,498          --       36,498
  Issuance of Class A common stock
     related to incentive plans
     (including tax benefit on stock
     options exercised) ...................     78         78         --       --        3,082          --          --        3,160
  Repurchase of Class A common stock ......     --         --         --       --           --          --     $(1,651)      (1,651)
                                             -----     ------     ------  -------     --------     -------     -------    ---------
BALANCE AT JUNE 30, 1999 ..................  9,050     $9,050     19,578  $19,578     $256,289     $67,773     $(1,651)   $ 351,039
                                             =====     ======     ======  =======     ========     =======     =======    =========




See notes to consolidated financial statements.

                                 COX RADIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                             ------------------------
                                                                1999           1998
                                                             ---------       --------
                                                              (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................      $  36,498       $  9,120
Items not requiring cash:
  Depreciation ........................................          3,259          2,579
  Amortization ........................................          9,955          8,375
  Deferred income taxes ...............................         17,106          1,770
  Gain on sale of radio stations ......................        (39,802)            --
Increase in accounts receivable .......................         (6,066)        (5,405)
Increase in accounts payable and accrued expenses .....          1,753            993
Increase in accrued salaries and wages ................            656            622
Decrease in accrued interest ..........................            (61)          (127)
Increase in taxes payable .............................          7,424          1,295
Other, net ............................................         (2,301)        (2,120)
                                                             ---------       --------
       Net cash provided by operating activities ......         28,421         17,102
                                                             ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..................................         (3,201)        (3,893)
Acquisitions, net of cash acquired ....................       (112,587)       (69,370)
Decrease in station investment notes receivable .......          6,400             --
Increase in other long-term assets ....................         (5,135)        (1,561)
Increase in amounts due to (from) CEI .................         35,311         (9,499)
Other, net ............................................             75             15
                                                             ---------       --------
       Net cash used in investing activities ..........        (79,137)       (84,308)
                                                             ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of debt ................................         50,031         65,375
Proceeds from stock options exercised .................          1,552            845
Repurchase of Class A common stock ....................         (1,651)            --
Increase in book overdrafts ...........................            766          1,888
                                                             ---------       --------
       Net cash provided by  financing activities .....         50,698         68,108
                                                             ---------       --------

Net increase (decrease) in cash and cash equivalents ..            (18)           902
Cash and cash equivalents at beginning of period ......          6,479          6,218
                                                             ---------       --------
Cash and cash equivalents at end of period ............      $   6,461       $  7,120
                                                             =========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
      Interest ........................................      $  10,518       $  8,005
      Income taxes ....................................      $   1,236       $  5,785
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
      Value of businesses exchanged ...................      $  55,000       $     --

See notes to consolidated financial statements.

                                 COX RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1999

1.  BASIS OF PRESENTATION AND OTHER INFORMATION

         Cox Radio, Inc. is a leading national radio broadcast company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. indirectly owns approximately 68% of the Common Stock of Cox Radio.

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

         The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999 or any other interim period.

2.  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

         During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and swaps, as well as the use of local marketing agreements, or LMA's, and joint sales agreements, or JSA's. All of the consummated and pending transactions have been or will be accounted for as purchase transactions. Specific transactions entered into or consummated by Cox Radio during the six months ended June 30, 1999 are discussed below.

         In January 1999, Cox Radio acquired the assets of radio station WSUN-FM (formerly WLVU-FM) serving the Tampa-St. Petersburg, Florida market in exchange for the assets of WSUN-AM in Tampa-St. Petersburg, Florida and approximately $17 million. Prior to the acquisition, Cox Radio had been operating WSUN-FM pursuant to an LMA since September 1998.

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

         In May 1999, Cox Radio acquired radio stations WVEZ-FM and WSFR-FM and the option to purchase WMHX-FM serving the Louisville, Kentucky market and radio stations WFJO-FM, WHPT-FM and WDUV-FM (formerly WTBT-FM) serving the Tampa-St. Petersburg, Florida market in exchange for the Company's radio stations WYYY-FM, WBBS-FM, WWHT-FM, WHEN-AM and WSYR-AM serving the Syracuse, New York market, plus additional cash consideration of approximately $94 million, resulting in a pre-tax gain of approximately $39.8 million. In June 1999, Cox Radio exercised its option to purchase WMHX-FM in Louisville for a purchase price of approximately $2 million. Pending regulatory approvals, Cox Radio expects to consummate this transaction in the second half of 1999. Cox Radio has been operating the station under a JSA since May 1999. In connection with obtaining regulatory approvals for these transactions, Cox Radio has agreed to divest ownership of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market. Such stations have been transferred to a trust for the benefit of Cox Radio pending sale to a third party. In May 1999, Cox Radio and the trust entered into an agreement for the sale of WRVI-FM and WLSY-FM for consideration of $5.0 million. Pending regulatory approvals, Cox Radio expects to consummate this transaction in the second half of 1999.

         In May 1999, Cox Radio entered into an agreement to acquire WNGC-FM, licensed in Athens, Georgia for approximately $78 million. Pending regulatory approvals, Cox Radio expects to consummate this acquisition in the second half of 1999.

         In June 1999, Cox Radio disposed of the assets of WPTW-AM in Dayton, Ohio for consideration of $0.1 million.

         In August 1999, Cox Radio consummated its acquisition of WEDA-FM in Homewood, Alabama serving the Birmingham, Alabama market for a purchase price of approximately $5.5 million and the assumption of debt of approximately $0.2 million. Prior to the acquisition, Cox Radio had been operating this station under an LMA since November 1998.

         The following unaudited pro forma summary of operations presents the consolidated results of operations as if all consummated and pending transactions had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future.

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                   JUNE 30,
                                                   ----------------------      ----------------------
                                                     1999          1998          1999          1998
                                                     ----          ----          ----          ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues ..................................... $ 79,004      $ 71,430      $140,117      $126,392
Net income .......................................    7,770         4,075         9,680         4,190
                                                   ========      ========      ========      ========

Basic pro forma net income per common share ...... $    .27      $    .14      $    .34      $    .15
                                                   ========      ========      ========      ========
Diluted pro forma net income per common share .... $    .27      $    .14      $    .33      $    .15
                                                   ========      ========      ========      ========

Basic pro forma shares outstanding ...............   28,610        28,448        28,593        28,438
                                                   ========      ========      ========      ========
Diluted pro forma shares outstanding .............   28,965        28,763        28,929        28,735
                                                   ========      ========      ========      ========

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

         At June 30, 1999, Cox Radio had approximately $150 million of outstanding indebtedness under the bank credit facility and had approximately $150 million available under the bank credit facility.

         On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, Cox Radio consummated an exchange offer pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act of 1933. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999.

         Cox Radio has entered into interest rate swap agreements with certain lenders providing bank financing under the bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum having an average maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $39,000 at June 30, 1999 and $4.6 million at December 31, 1998.

4. GUARANTOR FINANCIAL INFORMATION

         CXR Holdings, a wholly-owned subsidiary of Cox Radio, is the guarantor of Cox Radio's $200 million notes pursuant to a full and unconditional guarantee. Separate financial statements and other disclosures concerning CXR Holdings are not presented because CXR Holdings is comprised primarily of non-operating assets, including Federal Communications Commission licenses, permits and authorizations and cash royalties, and such separate financial statements and other disclosures would not be meaningful to investors. The following table sets forth condensed financial information of CXR Holdings as of June 30, 1999 and for the three and six month periods ended June 30, 1999. Comparative condensed financial information as of December 31, 1998 and for the three and six month periods ended June 30, 1998, is presented on a pro forma basis as though CXR Holdings had been formed on January 1, 1998. CXR Holdings was formed on September 11, 1998, and Cox Radio transferred certain of its Federal Communications Commission licenses, permits and authorizations to CXR Holdings as of January 1, 1999. CXR Holdings became guarantor of the notes on February 1, 1999. Pro forma adjustments consist solely of the recognition of royalty income associated with royalty fees that would have been charged to Cox Radio had CXR Holdings been formed and the corresponding assets transferred on January 1, 1998. All other comparative financial information consists of actual historical balances of Cox Radio as of December 31, 1998 and for the three and six month periods ended June 30, 1998, respectively.


                                                                           AS OF
                                                                 JUNE 30,        DECEMBER 31,
                                                                   1999             1998
                                                                 (ACTUAL)        (PRO FORMA)
                                                                 ---------------------------
                                                                     (AMOUNTS IN THOUSANDS)
         ASSETS:
         Accounts receivable ..........................          $ 13,522          $ 25,656
         Intangible assets, net .......................           303,961           176,404
         Other assets .................................                 4                --
                                                                 --------          --------
         Total assets .................................          $317,487          $202,060
                                                                 ========          ========
         LIABILITIES AND SHAREHOLDERS' EQUITY:
         Accrued liabilities ..........................          $     30          $     --
         Shareholder's equity .........................           317,457           202,060
                                                                 --------          --------
         Total liabilities and shareholder's equity ...          $317,487          $202,060
                                                                 ========          ========

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                            JUNE 30,
                                                                   1999            1998                1999              1998
                                                                 (ACTUAL)       (PRO FORMA)          (ACTUAL)         (PRO FORMA)
                                                                 ----------------------------------------------------------------
                                                                                    (AMOUNTS IN THOUSANDS)
         Royalty income ...............................          $ 6,652           $ 6,412           $ 13,522           $ 12,409
         Depreciation and amortization ................           (1,092)             (938)            (2,252)            (1,615)
                                                                 -------           -------           --------           --------
         Operating Income .............................          $ 5,560           $ 5,474           $ 11,270           $ 10,794
                                                                 =======           =======           ========           ========

5.   EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

                                                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                            ---------------------------   -------------------------
                                                                               1999           1998           1999            1998
                                                                               ----           ----           ----            ----
                                                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

         NET INCOME ...................................................      $ 32,674       $  6,345       $ 36,498       $  9,120
                                                                             ========       ========       ========       ========

         BASIC EPS
         Weighted-average common shares outstanding ...................        28,610         28,448         28,593         28,438
                                                                             ========       ========       ========       ========
         Basic net income per common share ............................      $   1.14       $    .22       $   1.28       $    .32
                                                                             ========       ========       ========       ========

         DILUTED EPS
         Weighted-average common shares outstanding - basic ...........        28,610         28,448         28,593         28,438

          Shares issuable on exercise of dilutive options .............           693            692            693            692
          Shares assumed to be purchased with proceeds from options ...          (521)          (526)          (540)          (542)

          Shares issuable pursuant to employee stock purchase plan ....           186            186            186            186
          Shares assumed to be purchased with proceeds from
           employee stock purchase plan ...............................            (3)           (37)            (3)           (39)
                                                                             --------       --------       --------       --------

         Shares applicable to diluted EPS .............................        28,965         28,763         28,929         28,735
                                                                             ========       ========       ========       ========
         Diluted net income per common share ..........................      $   1.13       $    .22       $   1.26       $    .32
                                                                             ========       ========       ========       ========


         In January 1999, Cox Radio purchased 39,952 shares of previously restricted Class A common stock for cash consideration of approximately $1.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the accompanying unaudited historical Consolidated Statements of Income for the three and six month periods ended June 30, 1999 and 1998.

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

GENERAL

         Cox Radio is a leading national radio broadcast company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 68% of the Common Stock of Cox Radio through its wholly-owned subsidiary, Cox Broadcasting, Inc.

         The performance of a radio station group, such as Cox Radio, is customarily measured by its ability to generate Broadcast Cash Flow, EBITDA and After-Tax Cash Flow. Broadcast Cash Flow is defined as operating income plus depreciation and amortization and corporate general and administrative expenses. EBITDA is defined as operating income plus depreciation and amortization. After-Tax Cash Flow is defined as net income (loss) before extraordinary items plus depreciation, amortization and deferred tax expense (benefit). Although Broadcast Cash Flow, EBITDA and After-Tax Cash Flow are not recognized under generally accepted accounting principles, or GAAP, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, Cox Radio believes that these measures will be useful to investors. However, Broadcast Cash Flow, EBITDA or After-Tax Cash Flow should not be considered to be an alternative to operating income as determined in accordance with GAAP, an alternative to cash flows from operating activities (as a measure of liquidity) or an indicator of Cox Radio's performance under GAAP.

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

ACQUISITIONS AND DISPOSITIONS

         During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and swaps, as well as the use of LMA's and JSA's. All of the consummated and pending transactions have been or will be accounted for as purchase transactions. Specific transactions entered into or consummated by Cox Radio during the six months ended June 30, 1999, are discussed below.

         In January 1999, Cox Radio acquired the assets of radio station WSUN-FM (formerly WLVU-FM) serving the Tampa-St. Petersburg, Florida market in exchange for the assets of WSUN-AM in Tampa-St. Petersburg, Florida and approximately $17 million. Prior to the acquisition, Cox Radio had been operating WSUN-FM pursuant to an LMA since September 1998.

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

         In May 1999, Cox Radio acquired radio stations WVEZ-FM and WSFR-FM and the option to purchase WMHX-FM serving the Louisville, Kentucky market and radio stations WFJO-FM, WHPT-FM and WDUV-FM (formerly WTBT-FM) serving the Tampa-St. Petersburg, Florida market in exchange for the Company's radio stations WYYY-FM, WBBS-FM, WWHT-FM, WHEN-AM and WSYR-AM serving the Syracuse, New York market, plus additional cash consideration of approximately $94 million, resulting in a pre-tax gain of approximately $39.8 million. In June 1999, Cox Radio exercised its option to purchase WMHX-FM in Louisville for a purchase price of approximately $2 million. Pending regulatory approvals, Cox Radio expects to consummate this transaction in the second half of 1999. Cox Radio has been operating the station under a JSA since May 1999. In connection with obtaining regulatory approvals for these transactions, Cox Radio has agreed to divest ownership of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market. Such stations have been transferred to a trust for the benefit of Cox Radio pending sale to a third party. In May 1999, Cox Radio and the trust entered into an agreement for the sale of WRVI-FM and WLSY-FM for consideration of $5.0 million. Pending regulatory approvals, Cox Radio expects to consummate this transaction in the second half of 1999.

         In May 1999, Cox Radio entered into an agreement to acquire WNGC-FM, licensed in Athens, Georgia for approximately $78 million. Pending regulatory approvals, Cox Radio expects to consummate this acquisition in the second half of 1999.

         In June 1999, Cox Radio disposed of the assets of WPTW-AM in Dayton, Ohio for consideration of $0.1 million.

         In August 1999, Cox Radio consummated its acquisition of WEDA-FM in Homewood, Alabama serving the Birmingham, Alabama market for a purchase price of approximately $5.5 million and the assumption of debt of approximately $0.2 million. Prior to the acquisition, Cox Radio had been operating this station under an LMA since November 1998.

RESULTS OF OPERATIONS

Three months ended June 30, 1999 compared to three months ended June 30, 1998:

          Net Revenues. Net revenues for the second quarter of 1999 increased $9.4 million to $78.6 million, a 13.6% increase over the second quarter of 1998. This increase was primarily a result of the 1998 acquisition of radio stations in Long Island, New York and current year acquisitions in Tampa, Florida and Louisville, Kentucky and offset somewhat by the May 1999 disposition of stations in Syracuse, New York. In addition, the stations in Atlanta and Orlando had significant increases in net revenues which were realized as a result of continued strong ratings performance.

         Station Operating Expenses. Station operating expenses increased $3.0 million to $47.9 million, an increase of 6.6% over the second quarter of 1998. The increase was primarily attributable to the acquisition of stations in Long Island, New York; Tampa, Florida; and Louisville, Kentucky and offset somewhat by the disposition of stations in Syracuse, New York. The increase was also due to higher programming and sales related costs which are driven by ratings and revenues, respectively.

         Broadcast Cash Flow. Broadcast cash flow increased $6.5 million to $30.7 million, a 26.6% increase over the second quarter of 1998 for the reasons discussed above.

         Corporate general and administrative expenses. Corporate general and administrative expenses increased $0.4 million in the second quarter of 1999 to $2.4 million primarily due to higher overhead costs incurred as a result of the increase in number of stations owned and/or operated in 1999.

         Operating Income. Operating income for the second quarter of 1999 increased $4.8 million to $21.4 million, an increase of 29.2% over the second quarter of 1998 for the reasons discussed above.

         Interest expense. Interest expense during the second quarter of 1999 totaled $5.6 million as compared to second quarter 1998 of $4.0 million as a result of borrowings incurred to complete Cox Radio's acquisitions during 1998 and the first half of 1999.

         Net Income. Net income increased $26.3 million to $32.7 million for the second quarter of 1999, primarily as a result of the $23.8 million after-tax gain on the sale of Cox Radio's stations in Syracuse, New York and for the reasons discussed above.

Six months ended June 30, 1999 compared to six months ended June 30, 1998:

         Net Revenues. Net revenues for the first half of 1999 increased $17.7 million to $139.0 million, a 14.6% increase over the first half of 1998. This increase was primarily a result of the 1998 acquisition of radio stations in Long Island, New York and current year acquisitions in Tampa, Florida and Louisville, Kentucky and offset somewhat by the May 1999 disposition of stations in Syracuse, New York. In addition, the stations in Atlanta, Birmingham, and Orlando had substantial increases in net revenues which were realized as a result of continued strong ratings performance.

         Station Operating Expenses. Station operating expenses increased $8.1 million to $88.6 million, an increase of 10.1% over the first half of 1998. The increase was primarily attributable to the acquisition of stations in Long Island, New York; Tampa, Florida; and Louisville, Kentucky and offset somewhat by the disposition of stations in Syracuse, New York. The increase was also due to higher programming and sales related costs which are driven by ratings and revenues, respectively.

         Broadcast Cash Flow. Broadcast cash flow increased $9.6 million to $50.4 million, a 23.5% increase over the first half of 1998 for the reasons discussed above.

         Corporate general and administrative expenses. Corporate general and administrative expenses increased $0.7 million in the first half of 1999 to $4.6 million primarily due to higher overhead costs incurred as a result of the increase in number of stations owned and/or operated in 1999.

         Operating Income. Operating income for the first half of 1999 increased $6.7 million to $32.6 million, an increase of 25.7% over the first half of 1998 for the reasons discussed above.

         Interest expense. Interest expense during the first half of 1999 totaled $10.5 million as compared to first half of 1998 of $7.9 million as a result of borrowings incurred to complete Cox Radio's acquisitions during 1998 and the first half of 1999.

         Net Income. Net income increased $27.4 million to $36.5 million for the first half of 1999, primarily as a result of the $23.8 million after-tax gain on the sale of Cox Radio's stations in Syracuse, New York, and for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Cox Radio's primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio's operating activities and through borrowings under Cox Radio's bank credit facility described below. For the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, cash from operations increased $11.3 million to $28.4 million, primarily attributable to improved operations and the net change in working capital accounts. In addition, cash requirements historically have been funded on a temporary basis through intercompany advances from Cox Enterprises under a revolving credit facility with Cox Enterprises. Borrowings, if any, by Cox Radio under the Cox Enterprises credit facility would typically be repaid by Cox Radio within 30 days. Borrowings, if any, under the Cox Enterprises credit facility would accrue interest at Cox Enterprises' commercial paper rate plus .40%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio.

         On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving bank credit facility. The interest rate is based on the London Interbank Offered Rate plus a spread determined by certain leverage ratios. This facility also includes a commitment fee on the unused portion of the total amount available of .1% to .25% based on certain leverage ratios. At June 30, 1999, Cox Radio had $150 million of outstanding indebtedness under the bank credit facility and had $150 million available under the bank credit facility. The interest rate applied to amounts due under the bank credit facility was 5.44% at June 30, 1999.

         On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, Cox Radio consummated an exchange offer pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act of 1933. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999.

         Cox Radio has entered into interest rate swap agreements with certain lenders providing bank financing under the bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum having an average maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $39,000 at June 30, 1999 and $4.6 million at December 31, 1998.

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

         Cox Radio has substantially completed an inventory of current systems and operations to identify any information technology and non-information technology systems (including equipment with embedded chips) that do not properly recognize dates after December 31, 1999. The project team has developed a plan to assess, remediate, test, and, sufficiently in advance of the Year 2000, ascertain that the systems of Cox Radio that are critical to its operations will properly recognize such dates. The plan includes on-site audits at each of Cox Radio's stations. As of June 30, 1999, the project team has substantially completed this audit process.

         Based on the results of the inventory, Cox Radio began in the second quarter of 1998 to remediate noncompliant systems. Cox Radio anticipates that remediation will be complete by the end of third quarter 1999. Cox Radio uses Cox Enterprises' financial and human resources information systems, which are being tested by Cox Enterprises.

         Cox Radio has substantially completed a formal communication program with its significant vendors to determine the extent to which it is vulnerable to those third parties who fail to remediate their own Year 2000 non-compliance. Cox Radio is to a large degree dependent on vendor remediation and testing of vendor systems. Cox Radio's two most significant vendors are Marketron, which provides Cox Radio's traffic and billing system for the majority of its stations, and ADP which provides payroll services. Cox Radio uses Marketron Act II Version 28.02 running on DOS 6.22, which Marketron has indicated is Year 2000 compliant; and ADP PC/Payroll for Windows Version 2.5 running on Windows 95 for substantially all of its stations, which ADP has indicated is Year 2000 compliant. Cox Radio successfully completed testing of Marketron Act II Version 28 .02 during the second quarter of 1999 and concluded that Version 28.02 appears to be Year 2000 compliant. Cox Enterprises has successfully completed testing of ADP PC/Payroll for Windows Version 2.5 and concluded that Version 2.5 appears to be Year 2000 compliant.

COSTS

         As of June 30, 1999, costs of approximately $570,000 have been incurred related to Cox Radio's Year 2000 initiative. Cox Radio will incur capital expenditures and internal staff costs as well as additional outside consulting and other expenditures related to this initiative. Cox Radio expects these costs will not exceed approximately $1.5 million, based on currently available information. Total incremental expenses (including depreciation and amortization) of bringing current systems into compliance, writing off existing non-compliant systems, and capital replacements have not had a material impact on Cox Radio's financial condition to date and are not at present, based on known facts, expected to have a material impact on Cox Radio's financial condition. All costs of the Year 2000 initiative will be funded by Cox Radio's cash flow from operations.

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

         Based on the information currently available, Cox Radio is not aware of any likely Year 2000 non-compliance by Cox Radio or its vendors or customers that will materially affect its business operations; however, Cox Radio does not control the systems of other companies, and cannot assure that such systems will be converted on a timely basis and, if not converted, would not have an adverse effect on Cox Radio's business operations. Furthermore, no assurance can be given at this time that any or all of Cox Radio's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance by Cox Radio, its vendors or customers will not have a material adverse effect on Cox Radio's financial condition.

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

CONTINGENCY PLANS

         The Year 2000 project team is working with each station to expand and modify existing business continuity plans to encompass potential Year 2000 exposures, including increased risk of loss of electrical power, and satellite failures resulting in need for alternate delivery system for programming, potential multiple systems failures and other relevant issues. It is anticipated that contingency plans will be in place for each station by mid-November, 1999.

         If the modifications and conversions required to make Cox Radio Year 2000 ready are not made or are not completed on a timely basis, the resulting problems could have a material impact on the operations of Cox Radio.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Cox Radio has entered into interest rate swap agreements with certain lenders providing bank financing under the bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum having an average maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $39,000 at June 30, 1999 and $4.6 million at December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 19, 1999. Three matters were voted upon at the meeting: (a) the election of a Board of Directors of seven members to serve until the 2000 Annual Meeting or until their successors are duly elected and qualified; (b) ratification of the appointment by the Board of Directors of Deloitte & Touche, LLP, independent certified public accountants, as the Company's independent auditors for the fiscal year ending December 31, 1999; and (c) adoption of the Cox Radio, Inc. 1999 Employee Stock Purchase Plan.

         The following directors were elected and they received the votes indicated:

         Nominee                  Votes in Favor            Votes Withheld
         -------                  --------------            --------------

   David E. Easterly                203,237,412                  124,087
   Ernest D. Fears, Jr.             203,265,162                   96,337
   Richard A. Ferguson              203,237,562                  123,937
   Paul M. Hughes                   203,264,362                   97,137
   James C. Kennedy                 203,236,412                  125,087
   Robert F. Neil                   203,236,972                  124,527
   Nicholas D. Trigony              203,226,112                  135,387

         Ratification of Deloitte & Touche, LLP, as independent auditors for the fiscal year ending December 31, 1999, was approved with 203,356,298 votes in favor, 1,251 votes opposed to, and 3,950 abstentions.

         Adoption of the Cox Radio, Inc. 1999 Employee Stock Purchase Plan was approved with 203,295,777 votes in favor, 61,722 votes opposed to, and 4,000 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

                           EXHIBIT
                           NUMBER                         DESCRIPTION
                           ------            -----------------------------------
                            (1)  2.1   --    Agreement and Plan of Merger, dated
                                             as of July 1, 1996, by and among
                                             Cox Radio, Inc., New Cox Radio II,
                                             Inc., NewCity Communications, Inc.
                                             and certain stockholders of NewCity
                                             Communications, Inc. (2)

                            (1)  2.2   --    Guaranty by Cox Broadcasting, Inc.,
                                             dated as of July 1, 1996, in favor
                                             of NewCity Communications, Inc.

                            (1)  3.1   --    Amended and Restated Certificate of
                                             Incorporation of Cox Radio, Inc.

                            (1)  3.2   --    Amended and Restated Bylaws of Cox
                                             Radio, Inc.

                            (3)  4.1   --    Indenture dated as of May 26, 1998
                                             between Cox Radio, Inc., The Bank
                                             of New York, WSB, Inc., and WHIO,
                                             Inc.

                            (4)  4.2   --    First Supplemental Indenture dated
                                             as of February 1, 1999 by and
                                             between Cox Radio, Inc., CXR
                                             Holdings, Inc., and the Bank of New
                                             York

                            (5)  4.3   --    Registration Rights Agreement dated
                                             May 26, 1998 among Cox Radio, Inc.,
                                             WSB, Inc., WHIO, Inc., and
                                             NationsBanc Montgomery Securities,
                                             LLC, Chase Securities, Inc., and
                                             J.P. Morgan Securities, Inc.

                            (6)  4.4   --    Specimen of Class A Common Stock
                                             Certificate.

                            (7) 10.1   --    Credit Agreement, dated as of March
                                             7, 1997, by and among Cox Radio,
                                             Inc., Texas Commerce Bank National
                                             Association, NationsBank of Texas,
                                             N.A. and Citibank, N.A.,
                                             individually and as agents, and the
                                             other banks signatory thereto (2)

                            (1) 10.2   --    New CEI Credit Facility.

                            (1) 10.3   --    Cox Radio, Inc. Long-Term Incentive
                                             Plan.

                            (1) 10.4   --    Cox Radio, Inc. Employee Stock
                                             Purchase Plan.

                            (1) 10.5   --    Cox Radio, Inc. Restricted Stock
                                             Plan for Non-Employee Directors

                            (1) 10.6   --    Tax Allocation and Indemnification
                                             Agreement, dated as of September
                                             30, 1996, by and between Cox
                                             Enterprises, Inc. and Cox Radio,
                                             Inc.

                                27.1   --    Financial Data Schedule (for SEC
                                             use only)

          ----------
         (1) Incorporated by reference to the corresponding exhibit of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
         (2)      Schedules and Exhibits intentionally omitted.
         (3) Incorporated by reference to Exhibit 4.1 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).
         (4) Incorporated by reference to Exhibit 4.2 of Cox Radio's Quarterly Report on Form 10-Q for the period ending
                  March 31, 1999 (Commission File No. 1-12187).
         (5) Incorporated by reference to Exhibit 4.2 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).
         (6) Incorporated by reference to Exhibit 4.3 of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
         (7) Incorporated by reference to Cox Radio's Annual Report on Form 10-K for the period ending December 31, 1996 (Commission File No. 1-12187).

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COX RADIO, INC.







August 13, 1999                             /s/ Maritza C. Pichon
                                            --------------------------------
                                            Maritza C. Pichon
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                             duly authorized officer)