Form 10-Q
period 1999-09-30
COX RADIO INC
filed 1999-11-12
CIK 1018522

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-12187

                             (COX RADIO, INC. LOGO)
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

           There were 9,308,534 shares of Class A Common Stock outstanding as of October 31, 1999.

           There were 19,577,672 shares of Class B Common Stock outstanding as of October 31, 1999.

                                COX RADIO, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS


                                                                                               PAGE
                                                                                               ----
                                  PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS..........................................................       3

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.....................................................      12

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................      19


                                    PART II - OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........................      20

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..............................................      20

SIGNATURES................................................................................      22

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                COX RADIO, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 1999               1998
                                                                             -------------       ------------
                                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                                        SHARE DATA)

ASSETS
Current Assets:
  Cash and cash equivalents ........................................          $   7,815           $  6,479
  Accounts  receivable, less allowance for doubtful accounts
     of $2,919 and $2,862, respectively ............................             67,454             58,190
  Prepaid expenses and other current assets ........................              3,984              3,430
                                                                              ---------           --------

     Total current assets ..........................................             79,253             68,099

Plant and equipment, net ...........................................             55,581             51,886
Intangible assets, net .............................................            815,229            590,686
Amounts due from Cox Enterprises, Inc. .............................                 --             30,292
Station investment notes receivable ................................                850              7,250
Other assets .......................................................             11,197              4,899
                                                                              ---------           --------

     Total assets ..................................................          $ 962,110           $753,112
                                                                              =========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ............................          $  20,454           $ 19,245
  Accrued salaries and wages .......................................              5,803              4,570
  Accrued interest .................................................              4,754              1,633
  Income taxes payable .............................................              8,323              2,686
  Other current liabilities ........................................              1,228              1,018
                                                                              ---------           --------

     Total current liabilities .....................................             40,562             29,152

Notes payable ......................................................            420,092            300,235
Deferred income taxes ..............................................            127,751            110,693
Amounts due to Cox Enterprises, Inc. ...............................              7,604                 --
                                                                              ---------           --------
     Total liabilities .............................................            596,009            440,080
                                                                              ---------           --------

Commitments and contingencies (Note 3)

Shareholders' Equity:
   Preferred stock, $1.00 par value: 5,000,000 shares authorized,
     None outstanding ..............................................                 --                 --
  Class A common stock, $1.00 par value; 70,000,000 shares
     Authorized; 9,257,439 and 8,971,955 shares outstanding at
     September 30, 1999 and December 31, 1998, respectively ........              9,257              8,972
  Class B common stock, $1.00 par value; 45,000,000 shares
     Authorized; 19,577,672 shares outstanding at September 30, 1999
     and December 31, 1998 .........................................             19,578             19,578
  Additional paid-in capital .......................................            261,084            253,207
  Retained earnings ................................................             77,833             31,275
  Class A common stock held in treasury (39,952 shares at cost) ....             (1,651)                --
                                                                              ---------           --------
     Total shareholders' equity ....................................            366,101            313,032
                                                                              ---------           --------
     Total liabilities and shareholders' equity ....................          $ 962,110           $753,112
                                                                              =========           ========

See notes to consolidated financial statements.

                                COX RADIO, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                                           ----------------------------            -----------------------------
                                                             1999                1998                 1999                1998
                                                           --------            --------            ---------           ---------
                                                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES:
   Local ............................................      $ 57,244            $ 50,233            $ 160,635           $ 139,837
   National .........................................        19,814              17,541               52,064              47,441
   Other ............................................         2,696               1,381                6,013               3,098
                                                           --------            --------            ---------           ---------
     Total revenues .................................        79,754              69,155              218,712             190,376

COSTS AND EXPENSES:
   Operating ........................................        18,422              17,367               51,043              46,906
   Selling, general and administrative ..............        28,058              25,068               84,005              75,952
   Corporate general and administrative .............         2,673               1,992                7,268               5,924
   Depreciation and amortization ....................         7,544               6,144               20,758              17,098
                                                           --------            --------            ---------           ---------

OPERATING INCOME ....................................        23,057              18,584               55,638              44,496

OTHER INCOME (EXPENSE):
Interest income .....................................            --                 164                  466                 375
Interest expense ....................................        (5,831)             (4,726)             (16,288)            (12,604)
Gain on sale of radio stations ......................           719                  --               40,521                  --
Other - net .........................................          (135)               (153)                (266)               (303)
                                                           --------            --------            ---------           ---------
INCOME BEFORE INCOME TAXES ..........................        17,810              13,869               80,071              31,964
Income taxes ........................................         7,750               6,849               33,513              15,824
                                                           --------            --------            ---------           ---------
NET INCOME ..........................................      $ 10,060            $  7,020            $  46,558           $  16,140
                                                           ========            ========            =========           =========

Basic net income per common share ...................      $    .35            $    .25            $    1.63           $     .57
                                                           ========            ========            =========           =========
Diluted net income per common share .................      $    .35            $    .24            $    1.62           $     .56
                                                           ========            ========            =========           =========

Weighted average basic common shares
outstanding .........................................        28,758              28,462               28,649              28,446
                                                           ========            ========            =========           =========
Weighted average diluted common shares
outstanding .........................................        28,920              28,890               28,787              28,882
                                                           ========            ========            =========           =========

See notes to consolidated financial statements.

                                COX RADIO, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                      CLASS A           CLASS B
                                                   COMMON STOCK       COMMON STOCK    ADDITIONAL
                                                  ---------------  ----------------     PAID-IN   RETAINED  TREASURY
                                                  SHARES   AMOUNT   SHARES    AMOUNT    CAPITAL   EARNINGS    STOCK       TOTAL
                                                  ------   ------   ------   -------  ----------  --------  --------    ---------
                                                                              (AMOUNTS IN THOUSANDS)

BALANCE AT DECEMBER 31, 1998 ...................   8,972   $8,972   19,578   $19,578   $253,207   $31,275         --    $ 313,032
 Net income ....................................      --       --       --        --         --    46,558         --       46,558
 Issuance of Class A common stock
   related to incentive plans (including tax
   benefit on stock options exercised) .........     285      285       --        --      7,877        --         --        8,162
 Repurchase of Class A common stock ............      --       --       --        --         --        --    $(1,651)      (1,651)
                                                   -----   ------   ------   -------   --------   -------    -------    ---------
BALANCE AT SEPTEMBER 30, 1999 ..................   9,257   $9,257   19,578   $19,578   $261,084   $77,833    $(1,651)   $ 366,101
                                                   =====   ======   ======   =======   ========   =======    =======    =========






See notes to consolidated financial statements.

                                COX RADIO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         ----------------------
                                                                                            1999         1998
                                                                                         ---------    ---------
                                                                                         (AMOUNTS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................................             $  46,558    $  16,140
Items not requiring cash:
  Depreciation .............................................................                 5,173        4,224
  Amortization .............................................................                15,585       12,874
  Deferred income taxes ....................................................                17,741        3,378
  Gain on sale of radio stations ...........................................               (40,521)          --
Increase in accounts receivable ............................................                (9,264)      (5,995)
Increase in accounts payable and accrued expenses ..........................                 1,381        2,606
Increase in accrued salaries and wages .....................................                 1,233           --
Increase in accrued interest ...............................................                 3,121        3,055
Increase in taxes payable ..................................................                 8,079        1,376
Other, net .................................................................                (1,287)        (983)
                                                                                         ---------    ---------
       Net cash provided by operating activities ...........................                47,799       36,675
                                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .......................................................                (4,901)      (4,817)
Acquisitions, net of cash acquired .........................................              (208,776)     (69,182)
Decrease in station investment notes receivable ............................                 6,400           --
Increase in other long-term assets .........................................                (6,652)      (9,639)
Proceeds from the sale of businesses .......................................                 5,868           --
Increase in amounts due to (from) CEI ......................................                37,361      (18,044)
Other, net .................................................................                    --           29
                                                                                         ---------    ---------
       Net cash used in investing activities ...............................              (170,700)    (101,653)
                                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of debt .....................................................               119,857       64,670
Proceeds from stock options exercised ......................................                 5,720        1,216
Repurchase of Class A common stock .........................................                (1,651)          --
Increase in book overdrafts ................................................                   311          327
                                                                                         ---------    ---------
       Net cash provided by  financing activities ..........................               124,237       66,213
                                                                                         ---------    ---------

Net increase in cash and cash equivalents ..................................                 1,336        1,235
Cash and cash equivalents at beginning of period ...........................                 6,479        6,218
                                                                                         ---------    ---------
Cash and cash equivalents at end of period .................................             $   7,815    $   7,453
                                                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest .............................................................             $  13,167    $   9,549
      Income taxes .........................................................             $   7,697    $  10,945
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
      Value of businesses exchanged ........................................             $  55,000    $      --

See notes to consolidated financial statements.

                                COX RADIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

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

         The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999 or any other interim period.

2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

         During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and swaps, as well as the use of local marketing agreements, or LMA's, and joint sales agreements, or JSA's. All of the consummated and pending transactions have been or will be accounted for as purchase transactions. Specific transactions entered into or consummated by Cox Radio during the nine months ended September 30, 1999 are discussed below.

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

         In May 1999, Cox Radio acquired radio stations WVEZ-FM and WSFR-FM and the option to purchase WMHX-FM serving the Louisville, Kentucky market and radio stations WFJO-FM, WHPT-FM and WDUV-FM (formerly WTBT-FM) serving the Tampa-St. Petersburg, Florida market in exchange for the Company's radio stations WYYY-FM, WBBS-FM, WWHT-FM, WHEN-AM and WSYR-AM serving the Syracuse, New York market, plus additional cash consideration of approximately $94 million, resulting in a pre-tax gain of approximately $39.2 million.

         In June 1999, Cox Radio exercised its option to purchase WMHX-FM in Louisville for a purchase price of approximately $2.0 million. Cox Radio consummated the acquisition of WMHX-FM in September 1999. Cox Radio had been operating the station under a JSA or LMA since May 1999. In connection with obtaining regulatory approvals for these transactions, Cox Radio agreed to divest ownership of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market. Such stations were transferred to a trust for the benefit of Cox Radio pending sale to a third party. In May 1999, Cox Radio and the trust entered into an agreement for the sale of WRVI-FM and WLSY-FM for consideration of $5.0 million resulting in a pre-tax gain of approximately $1.6 million. This disposition was consummated in September 1999.

         In June 1999, Cox Radio disposed of the assets of WPTW-AM in Dayton, Ohio for consideration of $0.1 million.

         In August 1999, Cox Radio consummated its acquisition of WRLR-FM (formerly WEDA-FM) in Homewood, Alabama serving the Birmingham, Alabama market for a purchase price of approximately $5.5 million and the assumption of debt of approximately $0.2 million. Prior to the acquisition, Cox Radio had been operating this station under an LMA since November 1998.

         In August 1999, Cox Radio acquired WPYO-FM (formerly WTLN-FM) serving the Orlando, Florida market for consideration of $14.5 million. Cox Radio had been operating the station pursuant to an LMA since January 1999. In a related transaction, Cox Radio disposed of the assets of WTLN-AM, also serving the Orlando, Florida market, for $0.5 million.

         In August 1999, Cox Radio entered into an agreement to acquire KRTR-FM, KXME-FM, KGMZ-FM and KGMZ-AM in Honolulu, Hawaii for consideration of approximately $16.4 million. Pending certain regulatory approvals, Cox Radio anticipates consummating this transaction during the fourth quarter of 1999.

         In August 1999, Cox Radio agreed to acquire from AMFM, Inc. WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and local sales rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California plus approximately $3.0 million. In October 1999, Cox Radio began operating these stations pursuant to an LMA. Pending certain regulatory approvals, including obtaining a temporary waiver of the FCC's newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta, Cox Radio anticipates consummating this transaction in the first quarter of 2000.

         In September 1999, Cox Radio disposed of the assets of WGBB-AM serving the Nassau-Suffolk (Long Island), New York market for consideration of $1.7 million.

         In September 1999, Cox Radio acquired WBTS-FM (formerly WNGC-FM) in Athens, Georgia for consideration of approximately $78 million.

         In October 1999, Cox Radio entered into an agreement to dispose of the assets of KACE-FM and KRTO-FM in Los Angeles for approximately $75 million. Pending certain regulatory approvals, Cox Radio anticipates consummating this disposition in the fourth quarter of 1999.

         The following unaudited pro forma summary of operations presents the consolidated results of operations as if all consummated and pending transactions had occurred on January 1, 1998 and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future.


                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                    -----------------------------------------
                                                      1999       1998       1999       1998
                                                    --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues ....................................   $ 82,479   $ 71,260  $226,390    $198,356
Net income ......................................   $  4,837   $  2,720  $ 10,750    $  3,312
                                                    ========   ========  ========    ========

Basic pro forma net income per common share .....   $    .17   $    .10  $    .38    $    .12
                                                    ========   ========  ========    ========
Diluted pro forma net income per common share ...   $    .17   $    .09  $    .37    $    .11
                                                    ========   ========  ========    ========

Basic pro forma shares outstanding ..............     28,758     28,462    28,649      28,446
                                                    ========   ========  ========    ========
Diluted pro forma shares outstanding ............     28,920     28,890    28,787      28,882
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

         At September 30, 1999, Cox Radio had approximately $220 million of outstanding indebtedness under the bank credit facility and had approximately $80 million available under the bank credit facility. The interest rate applied to amounts due under the bank credit facility was 5.78% at September 30, 1999. The borrowings under the bank credit facility bear interest at current market rates and, thus, approximate fair value.

         On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended. The notes consist of $100 million principal amount of 6.25% notes due in full in 2003 and $100 million principal amount of 6.375% notes due in full in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, Cox Radio consummated an exchange offer pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act of 1933. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At September 30, 1999, the estimated fair value of these notes is approximately $194.7 million based on quoted market prices.

           In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under the bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal amount at an average fixed rate of 6.23% per annum having an average maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $438,000 at September 30, 1999 and a net payable of $4.6 million at December 31, 1998.

4. GUARANTOR FINANCIAL INFORMATION

         CXR Holdings, a wholly-owned subsidiary of Cox Radio, is the guarantor of Cox Radio's $200 million notes pursuant to a full and unconditional guarantee. Separate financial statements and other disclosures concerning CXR Holdings are not presented because CXR Holdings is comprised primarily of non-operating assets, including Federal Communications Commission licenses, permits and authorizations and cash royalties, and such separate financial statements and other disclosures would not be meaningful to investors. The following table sets forth condensed financial information of CXR Holdings as of September 30, 1999 and for the three- and nine-month periods ended September 30, 1999. Comparative condensed financial information as of December 31, 1998 and for the three- and nine-month periods ended September 30, 1998, is presented on a pro forma basis as though CXR Holdings had been formed on January 1, 1998. CXR Holdings was formed on September 11, 1998, and Cox Radio transferred certain of its Federal Communications Commission licenses, permits and authorizations to CXR Holdings as of January 1, 1999. CXR Holdings became the guarantor of the notes on February 1, 1999. Pro forma adjustments consist solely of the recognition of royalty income associated with royalty fees that would have been charged to Cox Radio had CXR Holdings been formed and the corresponding assets transferred on January 1, 1998. All other comparative financial information consists of actual historical balances of Cox Radio as of December 31, 1998 and for the three- and nine-month periods ended September 30, 1998, respectively.




                                                                              AS OF
                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1999             1998
                                                                   (ACTUAL)        (PRO FORMA)
                                                                 -------------     ------------
                                                                     (AMOUNTS IN THOUSANDS)

         ASSETS:
         Accounts receivable ..........................            $ 20,066         $ 25,656
         Intangible assets, net .......................             393,375          176,404
         Other assets .................................                  64               --
                                                                   --------         --------
         Total assets .................................            $413,505         $202,060
                                                                   ========         ========

         LIABILITIES AND SHAREHOLDERS' EQUITY:
         Due to Cox Enterprises or Cox Radio ..........            $ 90,624
         Shareholder's equity .........................             322,881          202,060
                                                                   --------         --------
         Total liabilities and shareholder's equity ...            $413,505         $202,060
                                                                   ========         ========


                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                  1999             1998               1999              1998
                                                (ACTUAL)        (PRO FORMA)         (ACTUAL)         (PRO FORMA)
                                                --------        -----------         --------         -----------
                                                                    (AMOUNTS IN THOUSANDS)

         Royalty income ..................      $ 6,559           $ 6,574           $ 20,081           $ 18,983
         Depreciation and amortization ...       (1,135)           (1,020)            (3,387)            (2,636)
                                                -------           -------           --------           --------
         Operating Income ................      $ 5,424           $ 5,554           $ 16,694           $ 16,347
                                                =======           =======           ========           ========

5. EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE


                                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                SEPT. 30,               SEPT. 30,
                                                                          --------------------     --------------------
                                                                            1999        1998         1999        1998
                                                                          --------    --------     --------    --------
                                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

         NET INCOME ..................................................     $10,060    $  7,020     $ 46,558    $ 16,140
                                                                          ========    ========     ========    ========

         BASIC NET INCOME PER COMMON SHARE
         Weighted-average common shares outstanding ..................      28,758      28,462       28,649      28,446
                                                                          ========    ========     ========    ========
         Basic net income per common share ...........................    $    .35    $    .25     $   1.63    $    .57
                                                                          ========    ========     ========    ========

         DILUTED NET INCOME PER COMMON SHARE
         Weighted-average common shares outstanding - basic ..........      28,758      28,462       28,649      28,446

            Shares issuable on exercise of dilutive options ..........         584         668          584         668
            Shares assumed to be purchased with proceeds from options         (432)       (395)        (450)       (388)

            Shares issuable pursuant to employee stock purchase plan .          78         186           78         186
            Shares assumed to be purchased with proceeds from
               employee stock purchase plan ..........................         (68)        (31)         (74)        (30)
                                                                          --------    --------     --------    --------

         Shares applicable to diluted net income per common share ....      28,920      28,890       28,787      28,882
                                                                          ========    ========     ========    ========
         Diluted net income per common share .........................    $    .35    $    .24         1.62    $    .56
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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the accompanying unaudited historical Consolidated Statements of Income for the three and nine month periods ended September 30, 1999 and 1998.

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

ACQUISITIONS AND DISPOSITIONS

         During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and swaps, as well as the use of LMA's and JSA's. All of the consummated and pending transactions have been or will be accounted for as purchase transactions. Specific transactions entered into or consummated by Cox Radio during the nine months ended September 30, 1999, are discussed below.

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

         In May 1999, Cox Radio acquired radio stations WVEZ-FM and WSFR-FM and the option to purchase WMHX-FM serving the Louisville, Kentucky market and radio stations WFJO-FM, WHPT-FM and WDUV-FM (formerly WTBT-FM) serving the Tampa-St. Petersburg, Florida market in exchange for the Company's radio stations WYYY-FM, WBBS-FM, WWHT-FM, WHEN-AM and WSYR-AM serving the Syracuse, New York market, plus additional cash consideration of approximately $94 million, resulting in a pre-tax gain of approximately $39.2 million.

         In June 1999, Cox Radio exercised its option to purchase WMHX-FM in Louisville for a purchase price of approximately $2.0 million. Cox Radio consummated the acquisition of WMHX-FM in September 1999. Cox Radio had been operating the station under a JSA or LMA since May 1999. In connection with obtaining regulatory approvals for these transactions, Cox Radio agreed to divest ownership of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market. Such stations were transferred to a trust for the benefit of Cox Radio pending sale to a third party. In May 1999, Cox Radio and the trust entered into an agreement for the sale of WRVI-FM and WLSY-FM for consideration of $5.0 million resulting in a pre-tax gain of approximately $1.6 million. This disposition was consummated in September 1999.

         In June 1999, Cox Radio disposed of the assets of WPTW-AM in Dayton, Ohio for consideration of $0.1 million.

         In August 1999, Cox Radio consummated its acquisition of WRLR-FM (formerly WEDA-FM) in Homewood, Alabama serving the Birmingham, Alabama market for a purchase price of approximately $5.5 million and the assumption of debt of approximately $0.2 million. Prior to the acquisition, Cox Radio had been operating this station under an LMA since November 1998.

         In August 1999, Cox Radio acquired WPYO-FM (formerly WTLN-FM) serving the Orlando, Florida market for consideration of $14.5 million. Cox Radio had been operating the station pursuant to an LMA since January 1999. In a related transaction, Cox Radio disposed of the assets of WTLN-AM, also serving the Orlando, Florida market, for $0.5 million.

         In August 1999, Cox Radio entered into an agreement to acquire KRTR-FM, KXME-FM, KGMZ-FM and KGMZ-AM in Honolulu, Hawaii for consideration of approximately $16.4 million. Pending certain regulatory approvals, Cox Radio anticipates consummating this transaction during the fourth quarter of 1999.

         In August 1999, Cox Radio agreed to acquire from AMFM, Inc. WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and local sales rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California plus approximately $3.0 million. In October 1999, Cox Radio began operating these stations pursuant to an LMA. Pending certain regulatory approvals, including obtaining a temporary waiver of the FCC's newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta, Cox Radio anticipates consummating this transaction in the first quarter of 2000.

         In September 1999, Cox Radio disposed of the assets of WGBB-AM serving the Nassau-Suffolk (Long Island), New York market for consideration of $1.7 million.

         In September 1999, Cox Radio acquired WBTS-FM (formerly WNGC-FM) in Athens, Georgia for consideration of approximately $78 million.

         In October 1999, Cox Radio entered into an agreement to dispose of the assets of KACE-FM and KRTO-FM in Los Angeles for approximately $75 million. Pending certain regulatory approvals, Cox Radio anticipates consummating this disposition in the fourth quarter of 1999.

RESULTS OF OPERATIONS

Three months ended September 30, 1999 compared to three months ended September 30, 1998:

         Net Revenues. Net revenues for the third quarter of 1999 increased $10.6 million to $79.8 million, a 15.3% increase over the third quarter of 1998. This increase was primarily a result of the acquisitions in Tampa, Florida and Louisville, Kentucky and offset somewhat by the May 1999 disposition of stations in Syracuse, New York. In addition, the stations in Atlanta and Orlando had significant increases in net revenues which were realized as a result of continued strong ratings performance.

         Station Operating Expenses. Station operating expenses increased $4.0 million to $46.5 million, an increase of 9.5% over the third quarter of 1998. The increase was primarily attributable to the acquisition of stations in Tampa, Florida and Louisville, Kentucky and offset somewhat by the disposition of stations in Syracuse, New York. The increase was also due to higher programming and sales related costs which are driven by ratings and revenues, respectively.

         Broadcast Cash Flow. Broadcast cash flow increased $6.6 million to $33.3 million, a 24.5% increase over the third quarter of 1998 for the reasons discussed above.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $0.7 million in the third quarter of 1999 to $2.7 million primarily due to higher overhead costs incurred as a result of the increase in number of stations owned and/or operated in 1999.

         Operating Income. Operating income for the third quarter of 1999 increased $4.5 million to $23.1 million, an increase of 24.1% over the third quarter of 1998 for the reasons discussed above.

         Interest Expense. Interest expense during the third quarter of 1999 totaled $5.8 million as compared to third quarter 1998 of $4.6 million as a result of borrowings incurred to consummate Cox Radio's acquisitions during late 1998 and the first nine months of 1999.

         Net Income. Net income increased $3.0 million to $10.1 million for the third quarter of 1999, primarily for the reasons discussed above and as a result of the $0.9 million after-tax gain on the sale of WRVI-FM and WLSY-FM in Louisville, Kentucky.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998:

         Net Revenues. Net revenues for the first nine months of 1999 increased $28.3 million to $218.7 million, a 14.9% increase over the first nine months of 1998. This increase was primarily a result of the 1998 acquisition of radio stations in Long Island, New York and current year acquisitions in Tampa, Florida and Louisville, Kentucky and offset somewhat by the May 1999 disposition of stations in Syracuse, New York. In addition, the stations in Atlanta, Birmingham, and Orlando had substantial increases in net revenues which were realized as a result of continued strong ratings performance.

         Station Operating Expenses. Station operating expenses increased $12.2 million to $135.0 million, an increase of 9.9% over the first nine months of 1998. The increase was primarily attributable to the acquisition of stations in Long Island, New York; Tampa, Florida; and Louisville, Kentucky and offset somewhat by the disposition of stations in Syracuse, New York. The increase was also due to higher programming and sales related costs which are driven by ratings and revenues, respectively.

         Broadcast Cash Flow. Broadcast cash flow increased $16.1 million to $83.7 million, a 23.9% increase over the first nine months of 1998 for the reasons discussed above.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $1.3 million in the first nine months of 1999 to $7.3 million primarily due to higher overhead costs incurred as a result of the increase in number of stations owned and/or operated in 1999.

         Operating Income. Operating income for the first nine months of 1999 increased $11.1 million to $55.6 million, an increase of 25.0% over the first nine months of 1998 for the reasons discussed above.

         Interest Expense. Interest expense during the first nine months of 1999 totaled $15.8 million as compared to first nine months of 1998 of $12.2 million as a result of borrowings incurred to consummate Cox Radio's acquisitions during 1998 and the first half of 1999.

         Net Income. Net income increased $30.4 million to $46.6 million for the first nine months of 1999, primarily as a result of the $23.5 million after-tax gain on the sale of Cox Radio's stations in Syracuse, New York, the $0.9 million after-tax gain on the sale of WRVI-FM and WSLY-FM in Louisville, Kentucky and for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Cox Radio's primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio's operating activities and through borrowings under Cox Radio's bank credit facility described below. For the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, cash from operations increased $11.1 million to $47.8 million, primarily attributable to improved operations and the net change in working capital accounts. In addition, cash requirements historically have been funded on a temporary basis through intercompany advances from Cox Enterprises under a revolving credit facility with Cox Enterprises. Borrowings, if any, by Cox Radio under the Cox Enterprises credit facility would typically be repaid by Cox Radio within 30 days. Borrowings, if any, under the Cox Enterprises credit facility would accrue interest at Cox Enterprises' commercial paper rate plus .40%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio.

         On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving bank credit facility. The interest rate is based on the London Interbank Offered Rate plus a spread determined by certain leverage ratios. This facility also includes a commitment fee on the unused portion of the total amount available of .1% to .25% based on certain leverage ratios. At September 30, 1999, Cox Radio had approximately $220 million of outstanding indebtedness under the bank credit facility and had approximately $80 million available under the bank credit facility. The interest rate applied to amounts due under the bank credit facility was 5.78% at September 30, 1999. The borrowings under the bank credit facility bear interest at current market rates and, thus, approximate fair value.

         On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended. The notes consist of $100 million principal amount of 6.25% notes due in full in 2003 and $100 million principal amount of 6.375% notes due in full in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, Cox Radio consummated an exchange offer pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act of 1933. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At September 30, 1999, the estimated fair value of these notes is approximately $194.7 million based on quoted market prices.

         In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under the bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum having an average maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $438,000 at September 30, 1999 and a net payable of $4.6 million at December 31, 1998.

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

         Cox Radio has substantially completed an inventory of current systems and operations to identify any information technology and non-information technology systems (including equipment with embedded chips) that do not properly recognize dates after December 31, 1999. The project team has implemented a plan to assess, remediate, test, and, sufficiently in advance of the Year 2000, ascertain that the systems of Cox Radio that are critical to its operations will properly recognize such dates. The plan includes on-site audits at each of the stations that Cox Radio owns or operates except the stations pending acquisition in Honolulu, Hawaii. Cox Radio is assessing the Year 2000 compliance of the Hawaii stations and developing an appropriate plan for addressing any significant issues identified. As of November 12, 1999, the project team has substantially completed this on-site audit process.

         Based on the results of the inventory, Cox Radio began in the second quarter of 1998 to remediate noncompliant systems. Cox Radio anticipates that remediation will be substantially complete by the end of November 1999. Cox Radio uses Cox Enterprises' financial and human resources information systems, which are being tested by Cox Enterprises.

         Cox Radio has substantially completed a formal communication program with its significant vendors to determine the extent to which it is vulnerable to those third parties who fail to remediate their own Year 2000 non-compliance. Cox Radio is to a large degree dependent on vendor remediation and testing of vendor systems. Cox Radio's two most significant vendors are Marketron, which provides Cox Radio's traffic and billing system for the majority of its stations, and ADP which provides payroll services. Cox Radio uses Marketron Act II Version 28.02 running on DOS 6.22, which Marketron has indicated is Year 2000 compliant; and ADP PC/Payroll for Windows Version 2.5 running on Windows 95 for substantially all of its stations, which ADP has indicated is Year 2000 compliant. Cox Radio successfully completed testing of Marketron Act II Version 28.02 during the second quarter of 1999 and concluded that Version 28.02 appears to be Year 2000 compliant. Cox Enterprises has successfully completed testing of ADP PC/Payroll for Windows Version 2.5 and concluded that Version 2.5 appears to be Year 2000 compliant.

COSTS

         As of September 30, 1999, costs of approximately $925,000 have been incurred related to Cox Radio's Year 2000 initiative. Cox Radio has and will incur capital expenditures and internal staff costs as well as additional outside consulting and other expenditures related to this initiative. Cox Radio expects these costs will not exceed approximately $1.5 million, based on currently available information. Total incremental expenses (including depreciation and amortization) of bringing current systems into compliance, writing off existing non-compliant systems, and capital replacements have not had a material impact on Cox Radio's financial condition to date and are not, at present, based on known facts, expected to have a material impact on Cox Radio's financial condition. All costs of the Year 2000 initiative will be funded by Cox Radio's cash flow from operations.

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

CONTINGENCY PLANS

         The Year 2000 project team is working with each station to expand and modify existing business continuity plans to encompass potential Year 2000 exposures, including increased risk of loss of electrical power, and satellite failures resulting in need for alternate delivery system for programming, potential multiple systems failures and other relevant issues. Contingency plans will be in place for substantially all of Cox Radio's stations as of November 30, 1999.

         Cox Radio has made arrangements to ensure that appropriate personnel, including key engineering and information technology resources, are available to respond to any situations that may be encountered. A coordinated group will have the resources required to identify, track, prioritize, remediate, and report on any events encountered.

         If the modifications and conversions required to make Cox Radio Year 2000 ready are not made or are not completed on a timely basis, the resulting problems could have a material impact on the operations of Cox Radio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under the bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum having an average maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $438,000 at September 30, 1999 and a net payable of $4.6 million at December 31, 1998.

           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits

                  Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):


                      EXHIBIT
                      NUMBER                     DESCRIPTION
                      -------                    -----------

                           (1)2.1 --  Agreement and Plan of Merger, dated as
                                      of July 1, 1996, by and among Cox Radio,
                                      Inc., New Cox Radio II, Inc., NewCity
                                      Communications, Inc. and certain
                                      stockholders of NewCity Communications,
                                      Inc. (2)

                           (1)2.2 --  Guaranty by Cox Broadcasting, Inc.,
                                      dated as of July 1, 1996, in favor of
                                      NewCity Communications, Inc.

                           (1)3.1 --  Amended and Restated Certificate of
                                      Incorporation of Cox Radio, Inc.

                           (1)3.2 --  Amended and Restated Bylaws of Cox
                                      Radio, Inc.

                           (3)4.1 --  Indenture dated as of May 26, 1998
                                      between Cox Radio, Inc., The Bank of New
                                      York, WSB, Inc., and WHIO, Inc.

                           (4)4.2 --  First Supplemental Indenture dated
                                      as of February 1, 1999 by and between Cox
                                      Radio, Inc., CXR Holdings, Inc., and the
                                      Bank of New York

                           (5)4.3 --  Registration Rights Agreement dated
                                      May 26, 1998 among Cox Radio, Inc., WSB,
                                      Inc., WHIO, Inc., and NationsBanc
                                      Montgomery Securities, LLC, Chase
                                      Securities, Inc., and J.P. Morgan
                                      Securities, Inc.

                           (6)4.4 --  Specimen of Class A Common Stock
                                      Certificate.

                           (7)10.1 -- Credit Agreement, dated as of March 7,
                                      1997, by and among Cox Radio, Inc., Texas
                                      Commerce Bank National Association,
                                      NationsBank of Texas, N.A. and Citibank,
                                      N.A., individually and as agents, and the other banks signatory thereto (2)

                           (1)10.2 -- New CEI Credit Facility.

                           (1)10.3 -- Cox Radio, Inc. Long-Term Incentive
                                      Plan.

                           (1)10.4 -- Cox Radio, Inc. Employee Stock Purchase
                                      Plan.

                           (1)10.5 -- Cox Radio, Inc. Restricted Stock Plan
                                      for Non-Employee Directors

                           (1)10.6 -- Tax Allocation and Indemnification
                                      Agreement, dated as of September 30, 1996, by and between Cox Enterprises, Inc. and Cox Radio, Inc.

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

(5) Incorporated by reference to Exhibit 4.2 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).

(6) Incorporated by reference to Exhibit 4.3 of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).

(7) Incorporated by reference to Cox Radio's Annual Report on Form 10-K for the period ending December 31, 1996 (Commission File No. 1-12187).

         (b)       Reports on Form 8-K

                           On August 27, 1999, Cox Radio filed a current report
                  on form 8-K announcing that on August 18, 1999, the Board of Directors of Cox Radio (i) increased the number of directors from seven to eight and (ii) elected Marc W. Morgan to fill the vacancy in accordance with Cox Radio's bylaws.

                           On September 17, 1999 Cox Radio filed a current
                  report on form 8-K announcing that , Cox Radio agreed to acquire from AMFM, Inc. WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and local sales rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California plus approximately $3.0 million

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COX RADIO, INC.







November 12, 1999                   /s/ Maritza C. Pichon
                                    ----------------------------------------
                                    Maritza C. Pichon
                                    Chief Financial Officer
                                    (Principal Financial Officer and
                                     duly authorized officer)