Form 10-K405
period 1999-12-31
COX RADIO INC
filed 2000-03-15
CIK 1018522

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of February 29, 2000, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $738,079,040 based on the closing price on the New York Stock Exchange on such date.

     There were 9,342,074 shares of Class A common stock outstanding as of February 29, 2000.

     There were 19,577,672 shares of Class B common stock outstanding as of February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1999 Annual Report to Stockholders and the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into
Part II and Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                COX RADIO, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   22
Item 3.     Legal Proceedings...........................................   23
Item 4.     Submission of Matters to a Vote of Security Holders.........   23
                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   24
Item 6.     Selected Consolidated Financial Data........................   24
Item 7.     Management's Discussion and Analysis of Financial Conditions
            and Results of Operations...................................   25
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk...   31
Item 8.     Financial Statements and Supplementary Data.................   32
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   55
                                   PART III
Item 10.    Directors and Executive Officers............................   55
Item 11.    Executive Compensation......................................   55
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   55
Item 13.    Certain Relationships and Related Transactions..............   55
                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   55
Signatures..............................................................   57

                                     PART I

ITEM 1.  BUSINESS

     Cox Radio, Inc. is the fourth largest radio broadcasting company in the United States, based on net revenues. Cox Radio, upon completion of all pending transactions, will own or operate, or provide sales and marketing services for, 83 radio stations (63 FM and 20 AM) clustered in 17 markets.

     Cox Radio is an indirect majority-owned subsidiary of Cox Enterprises, Inc. Cox Enterprises indirectly owns approximately 68% of Cox Radio's common stock and has approximately 95% of the voting power of Cox Radio. Cox Radio has two classes of common stock outstanding, Class A common stock, par value $1.00 per share, and Class B common stock, par value $1.00 per share. Cox Enterprises' wholly-owned subsidiary, Cox Broadcasting, Inc., owns 100% of Cox Radio's outstanding Class B common stock.

     Cox Enterprises, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest media companies in the United States, with consolidated 1999 revenues of approximately $6.1 billion. Cox Radio operated as part of Cox Enterprises prior to Cox Radio's initial public offering in September 1996 when Cox Enterprises transferred all of its U.S. radio operations to Cox Radio. Cox Radio, as part of Cox Enterprises, was a pioneer in radio broadcasting, building its first station in 1934, acquiring its flagship station, WSB-AM (Atlanta), in 1939 and launching its first FM station, WSB-FM (Atlanta), in 1948.

     Cox Radio seeks to maximize the revenues and broadcast cash flow of its radio stations by operating and developing clusters of stations in demographically attractive and rapidly growing markets, including Atlanta and other Sunbelt markets such as Miami, Tampa, Orlando, Jacksonville, San Antonio and Birmingham. During the past five years, the 17 markets in which Cox Radio's stations operate have demonstrated, on an aggregate basis, radio advertising revenue growth of 24.9%, which is greater than the compounded annual growth rate for the U.S. radio industry as a whole of 11.4% and was calculated using revenue projections obtained from the Radio Advertising Bureau.

     Cox Radio's April 1997 acquisition of NewCity Communications, Inc. enhanced the clustering of Cox Radio's radio stations by increasing the total number of markets in which Cox Radio owns and/or operates stations to 12 and by strengthening its penetration in those markets. The NewCity Communications acquisition created a platform for additional strategic acquisitions that further clustered radio stations in Cox Radio's markets. In 1998, Cox Radio added an operating market when it acquired four radio stations in Long Island, New York. In May 1999, Cox Radio swapped its stations serving the Syracuse, New York market for additional stations serving the Tampa-St. Petersburg, Florida and Louisville, Kentucky markets. In October 1999, Cox Radio entered into an agreement to exchange two stations serving the Los Angeles market for additional stations serving the southern Connecticut, Atlanta, and Miami markets, as well as six radio stations in a new market, Jacksonville, Florida. In November 1999, Cox Radio added another operating market when it acquired four radio stations in Honolulu, Hawaii. In March 2000, Cox Radio added two new operating markets when it entered into an agreement to acquire three radio stations in Houston, Texas, and four radio stations in Richmond, Virginia. Pending the consummation of all announced transactions, Cox Radio will own and/or operate stations in a total of 17 markets. Cox Radio operates three or more stations in 15 of its 17 markets.

     As a result of Cox Radio's management, programming and sales efforts, its radio stations are characterized by strong ratings and above average power ratios (defined as revenue share in a particular market divided by audience share in such market). Cox Radio's stations are diversified in terms of format, target audience, geographic location and stage of development.

     Cox Radio has a track record of acquiring, repositioning and improving the operating performance of previously under-performing stations. Management believes that a number of Cox Radio's stations have significant growth opportunities or turnaround potential and, therefore, can be characterized as start-up or developing stations. Generally, Cox Radio considers start-up or developing stations to include those stations that have been recently acquired and offer the greatest potential for growth. Currently, Cox Radio considers 48 of its stations to be start-up or developing stations. Cox Radio believes these stations can achieve significant broadcast cash flow growth by employing its operating strategy. Management believes that its mix of stations in different stages of development enables Cox Radio to maximize its growth potential.

     Cox Radio's senior operating management is comprised of five individuals with an average of over 26 years of experience in the radio broadcasting industry, including an average of over 9 years with Cox Radio. Cox Radio believes that this experienced senior management team is well positioned to manage larger radio station clusters, as well as new radio station clusters, and take advantage of new opportunities arising in the U.S. radio broadcasting industry.

     During 1998, Cox Radio began syndicating radio broadcast programming, including the stock market investment advice show The Motley Fool, consumer advocate Clark Howard, and Neal Boortz's political and issue talk show. Cox Radio also entered into an Advertising Sales and Affiliate Marketing Agreement with Media America, Inc. Cox Radio is exploring offering other syndication products in the future.

ACQUISITIONS AND DISPOSITIONS

     During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in Cox Radio's operations since the respective dates of such agreements.

     All consummated and pending acquisitions discussed below have been or will be accounted for using the purchase method. As such, the results of operations of the acquired stations have been or will be included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past three years are discussed below.

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

     In May 1997, Cox Radio agreed to acquire WENN-FM and WAGG-AM, later renamed WRJS-AM, in Birmingham, Alabama, for consideration of $15 million. In July 1997, Cox Radio assigned its right to purchase WENN-FM for consideration of $14.5 million to a third party. Cox Radio consummated both the acquisition of WAGG-AM and the disposition of its interest in WENN-FM during November 1997.

     In September 1997, Cox Radio acquired KISS-FM, KSMG-FM and KLUP-AM in San Antonio, Texas for an aggregate consideration of $30.4 million plus certain non-compete agreements.

     In January 1998, Cox Radio entered into an agreement to assign to an unrelated third party its option to purchase KRIO-FM serving the San Antonio, Texas market for an aggregate consideration of $0.3 million. This disposition was consummated in May 1998.

     In March 1998, Cox Radio acquired KONO-FM and KONO-AM in San Antonio, Texas for consideration of $23 million.

     In May 1998, Cox Radio acquired the assets of radio stations WBLI-FM, WBAB-FM, WHFM-FM and WGBB-AM, serving the Nassau-Suffolk (Long Island), New York market, for consideration of $48 million.

     In October 1998, Cox Radio consummated the acquisition of radio stations WCLR-FM, WZLR-FM and WPTW-AM serving the Dayton, Ohio market for consideration of approximately $6.3 million. Cox Radio had been operating these stations pursuant to an LMA since December 1997.

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

     In May 1999, Cox Radio acquired radio stations WVEZ-FM and WSFR-FM and an option to purchase WMHX-FM serving the Louisville, Kentucky market and radio stations WFJO-FM, WHPT-FM and WDUV-FM (formerly WTBT-FM) serving the Tampa-St. Petersburg, Florida market in exchange for Cox Radio's radio stations WYYY-FM, WBBS-FM, WWHT-FM, WHEN-AM and WSYR-AM serving the Syracuse, New York market, plus additional cash consideration of approximately $94 million, resulting in a pre-tax gain of approximately $39.2 million. In connection with obtaining regulatory approvals for this transaction, Cox Radio agreed to divest ownership of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market. In May 1999, such stations were transferred to a trust for the benefit of Cox Radio pending sale to a third party.

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

     In August 1999, Cox Radio acquired WPYO-FM (formerly WTLN-FM) serving the Orlando, Florida market for consideration of $14.5 million. Cox Radio had been operating the station pursuant to an LMA since January 1999. In a related transaction, Cox Radio disposed of the assets of WTLN-AM, also serving the Orlando, Florida market, for consideration of $0.5 million.

     In August 1999, Cox Radio agreed to acquire WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and local sales rights at WYBC-FM in New Haven, Connecticut in exchange for

KFI-AM and KOST-FM in Los Angeles, California plus approximately $3 million. In October 1999, Cox Radio began operating the stations to be acquired (other than WYBC-FM) pursuant to an LMA and WYBC-FM pursuant to a JSA. Pending certain regulatory approvals, including obtaining a temporary waiver of the FCC's newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta, Cox Radio anticipates consummating this transaction in the first half of 2000.

     In September 1999, Cox Radio consummated the acquisition of WMHX-FM in Louisville, Kentucky for consideration of approximately $2 million. Cox Radio had been operating the station under a JSA or LMA since May 1999.

     In September 1999, Cox Radio disposed of the assets of WGBB-AM serving the Nassau-Suffolk (Long Island), New York market for consideration of $1.7 million.

     In September 1999, Cox Radio and its trust disposed of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market for consideration of $5 million, resulting in a pre-tax gain of approximately $1.6 million.

     In September 1999, Cox Radio acquired WBTS-FM (formerly WNGC-FM) in Athens, Georgia for consideration of approximately $78 million.

     In November 1999, Cox Radio acquired KRTR-FM, KXME-FM, KGMZ-FM and KGMZ-AM in Honolulu, Hawaii for consideration of approximately $16.4 million.

     In January 2000, Cox Radio acquired the assets of KRTQ-FM (formerly KTFX-FM) in Tulsa, Oklahoma for consideration of $3.5 million. Cox Radio had been operating this station pursuant to an LMA since January 1999.

     In January 2000, Cox Radio disposed of the assets of KACE-FM and KRTO-FM serving the Los Angeles market for consideration of approximately $75 million.

     In January 2000, Cox Radio entered into an agreement to acquire the assets of KINE-FM, KCCN-FM and KCCN-AM in Honolulu, Hawaii for consideration of approximately $17.8 million. Cox Radio also entered into an agreement to sell KGMZ-FM serving the Honolulu, Hawaii market for approximately $6.6 million. In conjunction with the sale of KGMZ-FM, Cox Radio anticipates entering into a JSA whereby Cox Radio would manage the local, regional and national sales efforts for KGMZ-FM. Pending certain regulatory approvals, Cox Radio anticipates consummating these transactions in the first half of 2000.

     In March 2000, Cox Radio entered into an agreement to acquire the outstanding capital stock of Marlin Broadcasting, Inc., which owns radio stations WTMI-FM serving Miami, Florida, WCCC-FM and WCCC-AM serving Hartford, Connecticut, and WBOQ-FM serving Gloucester, Massachusetts, for approximately $125 million. As part of this transaction, Cox Radio will sell the assets of WCCC-FM, WCCC-AM and WBOQ-FM to certain principals of Marlin Broadcasting for approximately $25 million. Pending receipt of all necessary legal and regulatory approvals, Cox Radio anticipates closing these transactions during the second quarter of 2000.

     In March 2000, Cox Radio entered into an agreement to acquire the assets of radio stations KKBQ-FM, KLDE-FM and KKTL-FM serving the Houston, Texas market, and WKHK-FM, WMXB-FM, WKLR-FM and WTVR-AM serving Richmond, Virginia, for consideration of approximately $380 million. Pending receipt of all necessary legal and regulatory approvals, Cox Radio anticipates closing this transaction during the second half of 2000.

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

     The following table summarizes certain information relating to radio stations owned or operated by Cox Radio, assuming the consummation of all pending transactions:

                                                                   AUDIENCE                      DEMOGRAPHIC GROUP
                                                                   SHARE IN       RANK IN          (ADULTS 25-54)
                                                      TARGET        TARGET        TARGET      ------------------------
 MARKET (1) AND STATION                             DEMOGRAPHIC   DEMOGRAPHIC   DEMOGRAPHIC       AUDIENCE
      CALL LETTERS                FORMAT               GROUP         GROUP         GROUP            SHARE         RANK
 ----------------------   -----------------------   -----------   -----------   -----------   -----------------   ----
ATLANTA
                                                    Adults
  WSB-AM                  News/Talk                 35-64             10.8            1               7.9            3
  WSB-FM                  Adult Contemporary        Women 25-54        8.4            3               6.5            5
                                                    Adults
  WJZF-FM                 Jazz                      25-54              2.8           14               2.8           14
                                                    Adults
  WBTS-FM                 Contemporary Hit Radio    18-34               --(5)        --(5)             --(5)        --(5)
                                                    Adults
  WFOX-FM (2)(3)          Oldies                    35-54              5.6            8               4.0           10
                                                    Adults
  WCNN-AM (2)(4)          News/Talk                 35-64              0.7           25               0.5           25
BIRMINGHAM
                                                    Adults
  WZZK-FM                 Country                   25-54              9.1            2               9.1            2
  WRJS-AM (formerly                                 Adults
    WEZN-AM)              Gospel                    25-54               --(5)        --(5)             --(5)        --(5)
                                                    Adults
  WODL-FM                 Oldies                    25-54              6.1            7               6.1            7
                                                    Adults
  WBHJ-FM                 Contemporary Hit Urban    18-34             15.3            1               5.7            8
                                                    Adults
  WBHK-FM                 Urban Adult               25-54             10.0            1              10.0            1
                          Contemporary
                                                    Adults
  WAGG-AM                 Gospel                    25-54              3.6            9               3.6            9
  WRLR-FM(6)(formerly                               Adults
    WEDA-FM)              Active Rock               18-34               --(5)        --(5)             --(5)        --(5)
DAYTON
                                                    Adults
  WHIO-AM                 News/Talk                 35-54              3.6            9               3.1           10
                                                    Adults
  WHKO-FM                 Country                   25-54             12.6            1              12.6            1
                                                    Adults
  WCLR-FM                 Oldies                    25-54              2.8(7)        11(7)            2.8(7)        11(7)
                                                    Adults
  WZLR-FM                 Oldies                    25-54               --           --                --           --
HONOLULU
                                                    Adults
  KRTR-FM                 Adult Contemporary        25-54              8.8            3               8.8            3
                                                    Adults
  KXME-FM                 Contemporary Hit Radio    18-34             10.3            3               4.0           10
                                                    Adults
  KGMZ-FM (8)             Oldies                    35-64              7.6(9)         5(9)            5.8(9)         5(9)
                                                    Adults
  KGMZ-AM                 Oldies                    35-64               --           --                --           --
                                                    Adults
  KINE-FM (3)             Adult Contemporary        25-54              7.3            4               7.3            4
                                                    Adults
  KCCN-FM (3)             Contemporary Hit Radio    18-34             16.3            1              11.2            2
                                                    Adults
  KCCN-AM (3)             News/Talk/Sports          25-54              0.7           20               0.7           20
HOUSTON
                                                    Adults
  KLDE-FM (3)(10)         Oldies                    25-54              4.5            8               4.5            8
                                                    Adults
  KKTL-FM (3)             Alternative               25-54              0.1           45               0.1           45
                                                    Adults
  KKBQ-FM (3)             Country                   25-54              3.1           14               3.1           14
JACKSONVILLE
  WAPE-FM (2)(3)          Contemporary Hit Radio    Women 18-34       19.4            1               9.6            2
  WFYV-FM (2)(3)          Adult Oriented Rock       Men 25-54         15.1            1              10.4            1
                                                    Adults
  WKQL-FM (2)(3)          Oldies                    35-54              8.6            3               6.8            6
  WMXQ-FM (2)(3)          Adult Contemporary        Women 25-54        4.6            8               4.0            9
  WBWL-AM (2)(3)          Sports Talk               Men 18-49          2.6           12               1.8           17
                                                    Adults
  WOKV-AM (2)(3)          News/Talk                 35-64              5.3            8               3.6           10
LONG ISLAND
  WBLI-FM                 Contemporary Hit Radio    Women 25-54        7.3            2               5.1            4
  WBAB-FM                 Adult Oriented Rock       Men 25-54          6.6(11)        3(11)           5.3(11)        3(11)
  WHFM-FM                 Adult Oriented Rock       Men 25-54           --           --                --           --
LOUISVILLE
                                                    Adults
  WRKA-FM                 Oldies                    25-54              6.0            6               6.0            6
                                                    Adults
  WVEZ-FM                 Adult Contemporary        25-54              9.0            2               9.0            2
                                                    Adults
  WSFR-FM                 Classic Rock              25-54              6.4            5               6.4            5
                                                    Adults
  WMHX-FM                 Hot Adult Contemporary    25-54              2.6           13               2.6           13

                                                                   AUDIENCE                      DEMOGRAPHIC GROUP
                                                                   SHARE IN       RANK IN          (ADULTS 25-54)
                                                      TARGET        TARGET        TARGET      ------------------------
 MARKET (1) AND STATION                             DEMOGRAPHIC   DEMOGRAPHIC   DEMOGRAPHIC       AUDIENCE
      CALL LETTERS                FORMAT               GROUP         GROUP         GROUP            SHARE         RANK
 ----------------------   -----------------------   -----------   -----------   -----------   -----------------   ----
MIAMI
                                                    Adults
  WFLC-FM                 Hot Adult Contemporary    25-54              4.1            9               4.1            9
                                                    Adults
  WHQT-FM                 Urban Adult               25-54              5.9            2               5.9            2
                          Contemporary
                                                    Adults
  WEDR-FM (2)(3)          Urban Adult               25-54              6.3            1               6.3            1
                          Contemporary
                                                    Adults
  WTMI-FM (3)             Classical                 25-54              1.9           19               1.9           19
ORLANDO
                                                    Adults
  WDBO-AM                 News/Talk                 35-54              5.7            9               4.4           13
                                                    Adults
  WWKA-FM                 Country                   25-54              6.7            4               6.7            4
                                                    Adults
  WCFB-FM                 Urban Adult               25-44              4.6            9               4.6           10
                          Contemporary
  WHOO-AM                 Standards                 Adults 45+         5.3            6               0.5           26
  WHTQ-FM                 Classic Rock              Men 25-44          8.9            2               5.7            6
                                                    Adults
  WMMO-FM                 Rock Adult Contemporary   25-44              7.6            3               6.9            3
  WPYO-FM (formerly                                 Adults
    WTLN-FM)              Contemporary Hit Radio    18-24              6.9            5               1.3           19
RICHMOND
                                                    Adults
  WKHK-FM (3)             Country                   25-54              6.7            7               6.7            7
                                                    Adults
  WKLR-FM (3)             Classic Rock              25-54              6.8            5               6.8            5
                                                    Adults
  WMXB-FM (3)             Hot Adult Contemporary    25-54              7.0            4               7.0            4
                                                    Adults
  WTVR-AM (3)             Nostalgia                 25-54              0.4           24               0.4           24
SAN ANTONIO
                                                    Adults
  KCYY-FM                 Country                   25-54              5.0            8               5.0            8
                                                    Adults
  KKYX-AM                 Classic Country           35-64              1.6           19               1.0           19
                                                    Adults
  KCJZ-FM                 Rhythmic Oldies           35-44               --(5)        --(5)             --(5)        --(5)
                                                    Adults
  KISS-FM                 Adult Oriented Rock       18-49              9.2            3               6.5            3
                                                    Adults
  KSMG-FM                 Hot Adult Contemporary    25-54              5.8            7               5.8            7
                                                    Adults
  KLUP-AM                 Adult Standards           35-64              2.0           17               0.7           25
                                                    Adults
  KONO-FM                 Oldies                    25-54              6.0(12)        6(12)           6.0(12)        6(12)
                                                    Adults
  KONO-AM                 Oldies                    25-54               --           --                --           --
SOUTHERN CONNECTICUT
  (13)
  Bridgeport/Fairfield
    County
                                                    Adults
  WEZN-FM                 Adult Contemporary        25-54             14.3            1              14.3            1
  New Haven
                                                    Adults
  WPLR-FM (2)(3)          Adult Oriented Rock       25-44             11.6            1               9.1            1
                                                    Adults
  WYBC-FM (8)             Urban Adult               25-54              6.7            3               6.7            3
                          Contemporary
  Stamford-Norwalk
                                                    Adults
  WEFX-FM (2)(3)          Classic Rock              25-44              1.9           19               2.2           15
                                                    Adults
  WKHL-FM (2) (3)         Oldies                    25-54              3.5            9               3.5            9
                                                    Adults
  WNLK-AM (2) (3)         News/Talk/Sports          25-54              0.4           36               0.4           36
                                                    Adults
  WSTC-AM (2) (3)         News/Talk                 25-54              0.9           27               0.9           27
TAMPA
  WWRM-FM                 Soft Adult Contemporary   Women 35-54        7.5            1               4.7            7
  WBBY-FM (formerly                                 Adults
    WCOF-FM)              Rock Adult Contemporary   25-44               --(5)        --(5)             --(5)        --(5)
  WSUN-AM (formerly                                 Adults
    WFNS-AM)              50's Oldies               35-64              0.3           39               0.2           37
  WSUN-FM (formerly                                 Adults
    WLVU-FM)              Oldies                    35-54              3.7           14               2.6           16
                                                    Adults
  WFJO-FM                 Rhythmic Oldies           25-44              4.2           11               4.0           13
  WHPT-FM                 Classic Rock              Men 25-54           --(5)        --(5)             --(5)        --(5)
  WDUV-FM (formerly
    WTBT-FM)              Easy Listening            Adults 45+        17.6            1               2.1           18

                                                                   AUDIENCE                      DEMOGRAPHIC GROUP
                                                                   SHARE IN       RANK IN          (ADULTS 25-54)
                                                      TARGET        TARGET        TARGET      ------------------------
 MARKET (1) AND STATION                             DEMOGRAPHIC   DEMOGRAPHIC   DEMOGRAPHIC       AUDIENCE
      CALL LETTERS                FORMAT               GROUP         GROUP         GROUP            SHARE         RANK
 ----------------------   -----------------------   -----------   -----------   -----------   -----------------   ----
TULSA
                                                    Adults
  KRMG-AM                 News/Talk                 35-54              9.3            2               7.4            3
                                                    Adults
  KWEN-FM                 Country                   25-54              8.6            2               8.6            2
                                                    Adults
  KJSR-FM                 Classic Rock              25-54              7.1            4               7.1            4
  KRAV-FM                 Adult Contemporary        Women 25-54        9.2            2               6.6            5
  KGTO-AM                 Standards                 Adults 55+         7.2            5               0.5           23
  KRTQ-FM (formerly
    KTFX-FM)              Active Rock               Men 18-34         13.5            1               5.0           11

Source: Arbitron Market Reports four-book average for Winter 1999, Spring 1999, Summer 1999 and Fall 1999.
---------------
 (1) Metropolitan market served; city of license may differ.
 (2) Station operated by Cox Radio pursuant to an LMA.
 (3) Station to be acquired by Cox Radio.
 (4) Local marketing agreement to terminate in April 2000.
 (5) The station format was changed in 1999; therefore, the station's audience share and audience rank information for 1999 are not applicable.
 (6) Station is operating pursuant to program test authority. An application for the station's initial license is pending before the Federal Communications Commission.
 (7) Audience share and audience rank information for WCLR-FM and WZLR-FM are combined because the stations are simulcast.
 (8) Station operated by Cox Radio under a JSA.
 (9) Audience share and audience rank information for KGMZ-FM and KGMZ-AM are combined because the stations are simulcast.
(10) Station call letters are currently KTBZ-FM, but will be changed to KLDE-FM upon consummation of the acquisition.
(11) Audience share and audience rank information for WBAB-FM and WHFM-FM are combined because the stations are simulcast
(12) Audience share and audience rank information for KONO-FM and KONO-AM are combined because the stations are simulcast.
(13) Audience share and rank data is based only on Arbitron Market Reports for Fall 1999 and Spring 1999 because Arbitron does not produce Summer and Winter Arbitron Market Reports for the Bridgeport/Fairfield County, Stamford-Norwalk, and New Haven markets.

WSB, INC. AND WHIO, INC. MERGERS

     WHIO, Inc., a Delaware corporation, and WSB, Inc., a Delaware corporation, both of which were wholly-owned subsidiaries of Cox Radio, were merged with and into Cox Radio on November 1, 1998, and November 10, 1998, respectively.

LICENSE DROP-DOWN

     On January 1, 1999, Cox Radio transferred the licenses, permits and authorizations it held from the Federal Communications Commission in respect of the radio stations it owns (other than in respect of the radio stations it owns in the states of California and Florida and WGBB-AM and WPTW-AM) to CXR Holdings, Inc., a Nevada corporation and wholly-owned subsidiary of Cox Radio. A majority of the Federal Communication Commission licenses, permits and authorizations for the radio stations owned by Cox Radio are held by CXR Holdings, Inc.

OPERATING STRATEGY

     The following is a description of the key elements of Cox Radio's operating strategy:

     Clustering of Stations.  Cox Radio operates its stations in clusters to:

     - Enhance net revenue growth by increasing the appeal of Cox Radio's stations to advertisers and enabling such stations to compete more effectively with other forms of advertising; and

     - Achieve operating efficiencies by consolidating broadcast facilities, eliminating duplicative positions in management and production and reducing overhead expenses.

     Management believes that operating several radio stations in each of its markets will enable its sales teams to offer advertisers more attractive advertising packages. Furthermore, as radio clusters achieve significant audience share, they can deliver to advertisers the audience reach that historically only television and newspapers could offer, with the added benefit of frequent exposure to advertisers' target customers. Management believes that Cox Radio's clusters of stations, and their corresponding audience share, provide opportunities to capture an increased share of total advertising revenue in each of its markets.

     Development of Under-performing Stations. Cox Radio's management has demonstrated its ability to acquire under-performing radio stations and develop them into consistent ratings and revenue leaders. Cox Radio's historic margins reflect the acquisition and continued development of under-performing stations, as well as the fact that increases in net revenue are typically realized subsequent to increases in audience share. Management believes that a number of its stations have significant growth opportunities or turnaround potential and can therefore be characterized as start-up or developing stations.

     Implementation of Cox Radio's Management Philosophy. Cox Radio's local station operations are supported by a lean corporate staff which employs a management philosophy emphasizing:

     - Market research and targeted programming;

     - A customer-focused selling strategy; and

     - Marketing and promotional activities.

     Market Research and Targeted Programming. Cox Radio's research, programming and marketing strategy combines extensive research with an assessment of competitors' vulnerabilities and market dynamics in order to identify specific audience opportunities within each market. Cox Radio also retains consultants and research organizations to continually evaluate listener preferences. Using this information, Cox Radio tailors the programming, marketing and promotions of each station to maximize its appeal to its target audience. Cox Radio's disciplined application of market research enables each of its stations to be responsive to the changing preferences of its targeted listeners. This approach focuses on the needs of the listeners and their community and is designed to improve ratings and maximize the impact of advertising for Cox Radio's customers.

     Through its research, programming and marketing, Cox Radio also seeks to create a distinct and marketable local identity for each of its stations in order to enhance audience share and listener loyalty and to protect against direct format competition. To achieve this objective, Cox Radio employs and promotes distinct high-profile on-air personalities and local sports programming at many of its stations. For example, Cox Radio broadcasts "Dr. Laura" in Dayton, Jacksonville, Orlando and Tulsa; "Rush Limbaugh" in Dayton, Jacksonville, Orlando and Tulsa; "The Clark Howard Show" in Atlanta, Dayton, Jacksonville and Tulsa; "Neal Boortz" in Atlanta, Dayton, Jacksonville, and Tulsa; the Atlanta Braves in Atlanta; the Jacksonville Jaguars in Jacksonville; the Tampa Bay Devil Rays in Orlando; and the Orlando Magic in Orlando.

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

     Strong Management Teams. In addition to relying upon its experienced senior operating management, Cox Radio places great importance on the hiring and development of strong local management teams and has been successful in retaining experienced management teams that have strong ties to their communities and customers.

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

     Local managers are empowered to run the day-to-day operations of their stations and to develop and implement policies that will improve station performance and establish long-term relationships with listeners and advertisers. The compensation of the senior operating management team and local station managers is dependent upon financial performance and linked to participation in Cox Radio's Long-Term Incentive Plan. See Note 11 to the Cox Radio's Consolidated Financial Statements included elsewhere herein.

ACQUISITION STRATEGY

     During the last several years, Cox Radio has implemented its clustering strategy through the acquisition of radio stations in several of its existing markets as well as in new markets. Management believes that recent changes in federal regulations will allow Cox Radio to continue to pursue its acquisition strategy. The Telecommunications Act of 1996 removed the limit on the number of radio stations an operator may own nationwide and increased the number of radio stations an operator may own in a single market. As a result of this legislation, the competitive landscape in the radio broadcasting industry is changing. Management believes that larger, well-capitalized companies with experienced management, such as Cox Radio, are best positioned to take advantage of this changing environment. Management considers the following factors when making an acquisition:

  Market Selection Considerations

     Cox Radio's acquisition strategy has been focused on clustering stations in its existing markets and making opportunistic acquisitions in additional markets in which Cox Radio believes that it can cost-effectively achieve a leading position in terms of audience and revenue share. Management also believes that Cox Radio will have the financial resources and management expertise to continue to pursue its acquisition strategy. Certain future acquisitions may be limited by the multiple and cross-ownership rules of the Federal Communications Commission. See "-- Federal Regulation of Radio Broadcasting -- General Ownership Matters" and "-- Proposed Changes."

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

  Industry Overview

     The primary source of revenues for radio stations is generated from the sale of advertising time to local and national spot advertisers and national network advertisers. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 75% to 80% according to the Radio Advertising Bureau. The growth in total radio advertising revenue tends to be fairly stable and has generally grown at a rate faster than the Gross National Product. With the exception of 1991, when total radio advertising revenue fell by approximately 2.8% compared to the prior year, advertising revenue has risen in each of the 15 years through 1999 (the most recent year for which this information is available), more rapidly than both inflation and the Gross National Product. Total domestic radio advertising revenue in 1999 of $17.7 billion, as reported by the Radio Advertising Bureau, was at its highest level in the industry's history.

     According to the Radio Advertising Bureau's Radio Marketing Guide and Fact Book for Advertisers, 1999, every week radio reaches approximately 95% of all Americans over the age of 12. More than one-half of all radio listening is done outside the home, in contrast to other advertising media, and radio reaches 81% of adults 18 and older in the car each week. The average listener spends approximately 21 hours and 30 minutes per week listening to radio. Most radio listening occurs during the morning and evening hours, and radio programming during these "drive times" reaches more than 61% of people over the age of 18 on a weekly basis. As a result, radio advertising sold during these period achieves premium advertising rates.

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

     Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the Federal Communications Commission. The number of radio stations that a single entity may own and operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the Federal Communications Commission to communities in that market, as well as by the Federal Communications Commission's multiple ownership rules. These rules regulate the number of stations that may be owned and controlled by a single entity. The Federal Communications Commission also uses competitive bidding procedures (auctions) to select among mutually exclusive applicants for new broadcast stations and major changes to existing stations.

     Cox Radio's stations compete for advertising revenue with other radio stations and with other electronic and print media. Potential advertisers can substitute advertising through broadcast television, cable television systems (which can offer concurrent exposure on a number of cable networks to enlarge the potential audience), daily, weekly, and free-distribution newspapers, other print media, direct mail, and on-line computer services for radio advertising. Competing media commonly target the customers of their competitors, and advertisers regularly shift dollars from radio to these competing media and vice versa. Accordingly, there can be no assurance that any of Cox Radio's stations will be able to maintain or increase their advertising revenue share. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite digital audio radio service, and by digital audio broadcasting. Digital audio broadcasting and satellite digital audio radio service provide for the delivery by terrestrial or satellite means of multiple new audio programming formats with compact disc quality sound to local and national audiences, and the Federal Communications Commission is currently considering proposed rules to implement a digital audio broadcasting service. The delivery of information through the Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as broadcast television, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

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

     The Telecommunications Act of 1996, which significantly amended the Communications Act of 1934, as amended, in numerous respects, dramatically changed the ground rules for competition and regulation in virtually all sectors of the telecommunications industry, including broadcasting, local and long-distance telephone services, cable television services and telecommunications equipment manufacturing. The following is a brief summary of certain provisions of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and of specific Federal Communications Commission rules and policies. Reference should be made to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, Federal Communications Commission rules and public notices and rulings of the Federal Communications Commission for further information concerning the nature and extent of Federal Communications Commission regulation of broadcast stations.

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

     The following table sets forth selected information concerning each of the stations owned, or operated pursuant to an LMA or a JSA, by Cox Radio, including the date on which each such station's Federal Communications Commission license expires (a station may continue to operate beyond the expiration date if a timely-filed license renewal application is pending), assuming the consummation of all pending transactions:

                                             EXPIRATION
    MARKET(1) AND STATION                     DATE OF              HEIGHT ABOVE
         CALL LETTERS            FREQUENCY    LICENSE     CLASS   AVERAGE TERRAIN       POWER
    ---------------------        ---------   ----------   -----   ---------------       -----
ATLANTA
  WSB-AM                         750 KHz       4/1/04      A          N.A           50 kw
  WSB-FM                         98.5 MHz      4/1/04      C          313 m         100 kw
  WJZF-FM                        104.1 MHz     4/1/04     C1          371 m         60 kw
  WBTS-FM                        95.5 MHz      4/1/04     C1          295 m         100 kw
  WFOX-FM (2) (3)                97.1 MHz      4/1/04      C          483 m         100 kw
  WCNN-AM (2) (4)                680 KHz       4/1/04      B          N.A           50 kw day
                                                                                    10 kw night
BIRMINGHAM
  WZZK-FM                        104.7 MHz     4/1/04      C          396 m         100 kw
  WODL-FM                        106.9 MHz     4/1/04      C          351 m         100 kw
  WAGG-AM                        610 KHz       4/1/04      B          N.A           5 kw day
                                                                                    1 kw night
  WRJS-AM (formerly WEZN-AM)     1320 KHz      4/1/04      D          N.A           5 kw day
                                                                                    0.111 kw night
  WBHK-FM                        98.7 MHz      4/1/04     C2          343 m         9.4 kw
  WBHJ-FM                        95.7 MHz      4/1/04     C1          299 m         100 kw
  WRLR-FM (6) (formerly
    WEDA-FM)                     97.3 MHz         N.A      A          306 m         0.64 kw
DAYTON
  WHIO-AM                        1290 KHz     10/1/04      B          N.A           5 kw
  WHKO-FM                        99.1 MHz     10/1/04      B          325 m         50 kw
  WCLR-FM                        95.7 MHz     10/1/04      B          145 m         50 kw
  WZLR-FM                        95.3 MHz     10/1/04      A          98 m          6 kw

                                             EXPIRATION
    MARKET(1) AND STATION                     DATE OF              HEIGHT ABOVE
         CALL LETTERS            FREQUENCY    LICENSE     CLASS   AVERAGE TERRAIN       POWER
    ---------------------        ---------   ----------   -----   ---------------       -----
HONOLULU
  KRTR-FM                        96.3 MHz      2/1/06      C          645 m         75 kw
  KXME-FM                        104.3 MHz     2/1/06      C          645 m         75 kw
  KGMZ-FM (5)                    107.9 MHz     2/1/06      C          599 m         100 kw
  KGMZ-AM                        1460 KHz      2/1/06      B          N.A           5 kw
  KINE-FM (3)                    105.1 MHz     2/1/06      C          599 m         100 kw
  KCCN-FM (3)                    100.3 MHz     2/1/06      C          599 m         100 kw
  KCCN-AM (3)                    1420 KHz      2/1/06      B          N.A           5 kw
HOUSTON
  KLDE-FM (3) (7)                107.5 MHz     8/1/05      C          601 m         98 kw
  KKTL-FM (3)                    97.1 MHz      8/1/05      C          458 m         100 kw
  KKBQ-FM (3)                    92.9 MHz      8/1/05      C          585 m         100 kw
JACKSONVILLE
  WAPE-FM (2) (3)                95.1 MHz      2/1/04      C          300 m         100 kw
  WFYV-FM (2) (3)                104.5 MHz     2/1/04      C          309 m         100 kw
  WKQL-FM (2) (3)                96.9 MHz      2/1/04      C          309 m         100 kw
  WMXQ-FM (2) (3)                102.9 MHz     2/1/04      C          309 m         100 kw
  WBWL-AM (2) (3)                600 KHz       2/1/04      B          N.A           5 kw
  WOKV-AM (2) (3)                690 MHz       2/1/04      B          N.A           50 kw day
                                                                                    10.5 kw night
LONG ISLAND
  WBLI-FM                        106.1 MHz     6/1/06      B          152 m         49 kw
  WBAB-FM                        102.3 MHz     6/1/06      A          82 m          6 kw
  WHFM-FM                        95.3 MHz      6/1/06      A          108 m         5 kw
LOUISVILLE
  WRKA-FM                        103.1 MHz     8/1/04      A          95 m          6 kw
  WSFR-FM                        107.7 MHz     8/1/04     B1          173 m         8.2 kw
  WVEZ-FM                        106.9 MHz     8/1/04      B          204 m         24.5 kw
  WMHX-FM                        103.9 MHz     8/1/04      A          149 m         1.35 kw
MIAMI
  WFLC-FM                        97.3 MHz      2/1/04      C          307 m         100 kw
  WHQT-FM                        105.1 MHz     2/1/04      C          307 m         100 kw
  WEDR-FM (2) (3)                99.1 MHz      2/1/04     C1          280 m         100 kw
  WTMI-FM (3)                    93.1 MHz      2/1/04      C          307 m         100 kw
ORLANDO
  WDBO-AM                        580 KHz       2/1/04      B          N.A           5 kw
  WWKA-FM                        92.3 MHz      2/1/04      C          408 m         100 kw
  WCFB-FM                        94.5 MHz      2/1/04      C          448 m         96 kw
  WHTQ-FM                        96.5 MHz      2/1/04      C          487 m         100 kw
  WMMO-FM                        98.9 MHz      2/1/04     C2          159 m         44 kw
  WHOO-AM                        990 KHz       2/1/04      B          N.A           50 kw day
                                                                                    5 kw night
  WPYO-FM (formerly WTLN-FM)     95.3 MHz      2/1/04      A          96 m          6 kw
RICHMOND
  WKHK-FM (3)                    95.3 MHz     10/1/03     B1          120 m         17.5 kw
  WKLR-FM (3)                    96.5 MHz     10/1/03      B          138 m         50 kw
  WMXB-FM (3)                    103.7 MHz    10/1/03      B          256 m         20 kw
  WTVR-AM (3)                    1380 KHz     10/1/03      B          N.A           5 kw
SAN ANTONIO
  KCYY-FM                        100.3 MHz     8/1/05      C          300 m         100 kw
  KCJZ-FM                        106.7 MHz     8/1/05      C          310 m         100 kw
  KKYX-AM                        680 KHz       8/1/05      B          N.A           50 kw day
                                                                                    10 kw night
  KISS-FM                        99.5 MHz      8/1/05      C          339 m         100 kw
  KSMG-FM                        105.3 MHz     8/1/05      C          381 m         95 kw
  KLUP-AM                        930 KHz       8/1/05      B          N.A           5 kw day
                                                                                    1 kw night
  KONO-AM                        860 KHz       8/1/05      B          N.A           5 kw day
                                                                                    0.9 kw night
  KONO-FM                        101.1 MHz     8/1/05     C1          302 m         98 kw
SOUTHERN CONNECTICUT
Bridgeport/Fairfield County
  WEZN-FM                        99.9 MHz      4/1/06      B          204 m         27.5 kw
New Haven
  WPLR-FM (2) (3)                99.1 MHz      4/1/06      B          276 m         15 kw
  WYBC-FM (5)                    94.3 MHz      4/1/06      A          99 m          1.8 kw

                                             EXPIRATION
    MARKET(1) AND STATION                     DATE OF              HEIGHT ABOVE
         CALL LETTERS            FREQUENCY    LICENSE     CLASS   AVERAGE TERRAIN       POWER
    ---------------------        ---------   ----------   -----   ---------------       -----
Stamford-Norwalk
  WEFX-FM (2) (3)                95.9 MHz      4/1/06      A          91 m          3 kw
  WKHL-FM (2) (3)                96.7 MHz      4/1/06      A          100 m         3 kw
  WNLK-AM(2) (3)                 1350 KHz      4/1/06      B          N.A           1 kw day
                                                                                    0.5 kw day
  WSTC-AM(2)(3)                  1400 KHz      4/1/06      C          N.A           0.78 kw
TAMPA
  WWRM-FM                        94.9 MHz      2/1/04      C          392 m         100 kw
  WBBY-FM (formerly WCOF-FM)     107.3 MHz     2/1/04     C1          182 m         100 kw
  WSUN-AM (formerly WFNS-AM)     910 KHz       2/1/04      B          N.A           5 kw
  WSUN-FM (formerly WLVU-FM)     97.1 MHz      2/1/04     C2          224 m         11.5 kw
  WHPT-FM                        102.5 MHz     2/1/04      C          503 m         100 kw
  WFJO-FM                        101.5 MHz     2/1/04      C          414 m         100 kw
  WDUV-FM (formerly WTBT-FM)     105.5 MHz     2/1/04     C1          410 m         46 kw
TULSA
  KWEN-FM                        95.5 MHz      6/1/05      C          405 m         100 kw
  KJSR-FM                        103.3 MHz     6/1/05      C          390 m         100 kw
  KRAV-FM                        96.5 MHz      6/1/05      C          405 m         100 kw
  KGTO-AM                        1050 KHz      6/1/05      D          N.A           1 kw day
                                                                                    0.022 kw night
  KRMG-AM                        740 KHz       6/1/05      B          N.A           50 kw day
                                                                                    25 kw night
  KRTQ-FM (formerly KTFX-FM)     102.3 MHz     6/1/05     C2          150 m         50 kw

---------------

(1) Metropolitan market served; city of license may differ.
(2) Cox Radio provides programming to this station pursuant to an LMA.
(3) Station to be acquired by Cox Radio.
(4) Local marketing agreement to terminate in April 2000.
(5) Cox Radio provides sales and other services to this station pursuant to a JSA.
(6) Station is operating pursuant to program test authority. An application for the station's initial license is pending before the Federal Communications Commission.
(7) Station call letters are currently KTBZ-FM, but will be changed to KLDE-FM upon consummation of the acquisition.

  General Ownership Matters

     The Communications Act of 1934, as amended, prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the Federal Communications Commission. To obtain the Federal Communications Commission's prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the Federal Communications Commission. Depending on whether the application involves the assignment of the license or a "substantial change" in ownership or control (e.g., the transfer of more than 50% of the voting stock), the application may be required to go on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. When reviewing an assignment or transfer application, the Federal Communications Commission is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

     As detailed below, in August 1999, the Federal Communications Commission substantially revised its multiple ownership and attribution rules. These revisions became effective on November 16, 1999, but may be modified or reconsidered in subsequent proceedings. In three reports and orders, the Federal Communications Commission revised its rules regarding restrictions on radio-television cross-ownership, attribution of broadcast ownership interests and local television ownership. The three orders, which resolve several rulemaking proceedings launched in the early 1990's, take into consideration mandates in the Telecommunications Act of 1996 which relaxed the radio ownership rules. The Federal Communications Commission multiple ownership rules may limit the permissible acquisitions and investments Cox Radio may make.

     The Federal Communications Commission generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable, except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation (the "single majority shareholder exception"). The Federal Communications Commission treats all partnership interests as attributable, except for those limited partnership interests that are "insulated" by the terms of the limited partnership agreement from "material involvement" in the media related activities of the partnership. The Federal Communications Commission applies the same attribution and insulation standards to limited liability companies and other new business forms.

     In its recently revised rules, the Federal Communications Commission decided to treat as attributable equity and debt interests, which combined, exceed 33% of a station licensee's total assets, if the party holding the equity/debt interest supplies more than 15% of the station's total weekly programming, or has an attributable interest in another media entity, whether TV, radio, cable or newspaper, in the same market. Under these new rules, all non-conforming interests acquired before November 7, 1996 (other than LMAs) are permanently grandfathered and thus do not constitute attributable ownership interests. Any nonconforming interests acquired after that date must be brought into compliance by August 5, 2000.

     The Communications Act of 1934, as amended, prohibits the holding of broadcast licenses by any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens, a foreign government, any corporation organized under the laws of a foreign country, or their representatives (collectively "Aliens"), or the holding of a broadcast license by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens, unless the Federal Communications Commission finds that the public interest would be served by granting a license under such circumstances. The Federal Communications Commission generally has declined to permit the control of broadcast licenses by corporations with foreign ownership or voting rights in excess of the 25% benchmark.

     Cox Radio's indirect parent, Cox Enterprises, has attributable ownership interests in television stations located in:

     - Orlando, Florida;
     - Charlotte and Kanapolis, North Carolina;
     - Pittsburgh, Pennsylvania;
     - Dayton, Ohio;
     - Atlanta, Georgia;
     - Oakland and San Jose, California;
     - El Paso, Texas;
     - Seattle, Washington; and
     - Reno, Nevada.

     Cox Enterprises also has attributable ownership interests in daily newspapers located in:

     - Grand Junction, Colorado;
     - Palm Beach, Florida;
     - Atlanta, Georgia;
     - Greenville, Rocky Mount and Elizabeth City, North Carolina;
     - Dayton and Springfield, Ohio; and
     - Austin, Longview, Lufkin, Waco, Nacogdoches, and Marshall, Texas.

     Cox Enterprises has a non-attributable ownership interest in a daily newspaper located in Daytona Beach, Florida.

     None of the officers, directors or, to Cox Radio's knowledge, 5% or greater shareholders of the voting stock of Cox Radio or any of its subsidiaries has any attributable interest in any broadcast stations other than through Cox Radio and its subsidiaries.

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

     The Federal Communications Commission's multiple ownership rules specifically permit radio stations to enter into and implement LMAs, so long as the licensee of the station which is being programmed under the LMA maintains complete control over the operations of its station and assures compliance with applicable Federal Communications Commission requirements. A radio station being programmed pursuant to an LMA is not considered an attributable ownership interest unless that entity already owns a radio station in the same market. Under the Federal Communications Commission revised ownership rules, the Federal Communications Commission's radio-television and radio-newspaper cross-ownership rules (see below) also apply to radio LMAs. JSAs are not attributable under the Federal Communications Commission's ownership rules.

  Radio/Television Cross-Ownership Rule

     The Federal Communications Commission's radio/television cross-ownership rule (the "one-to-a-market" rule) has until recently prohibited common ownership or control of a radio station, whether AM, FM or both, and a television station in the same market, subject to waivers in some circumstances. The Federal Communications Commission's new radio-television cross-ownership rule permits cross-ownership of stations in the same market based on the number of independently owned media voices in the local market. In large markets, i.e., markets with at least 20 independently owned media voices, a single entity may own up to one television station and seven radio stations or, if permissible under the local television ownership rule, two television stations and six radio stations. In a market that includes at least ten other independently owned media voices, a single entity may own a television station and up to four radio stations and, if permitted under the local television ownership rule, two television stations and up to four radio stations. A single entity may own one radio station and one television station in a market or one radio station and two television stations, if permitted under the local television ownership rule, without regard to the number of media voices in the market. Waivers of the new radio-television cross-ownership rule will be granted only under the "failed station" test (i.e., the subject station has been off the air for at least four months or is currently involved in involuntary bankruptcy or insolvency proceedings).

     Cox Radio currently holds a waiver of the one-to-a-market rule permitting its ownership of television and radio stations in Orlando, Florida that was conditioned on the outcome of the Federal Communications Commission's ownership proceeding. Although Cox Radio's ownership interests in Orlando do not comply with the revised rule, they are grandfathered until August 2004 when the Federal Communications Commission is scheduled to conduct a further review of the one-to-a-market rule.

  Broadcast/Daily Newspaper Cross-Ownership Rule

     The Federal Communications Commission's rules prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market. In 1993, Congress authorized the Federal Communications Commission to grant waivers of the radio-newspaper cross-ownership rule to permit cross-ownership of a radio station and a daily newspaper in a top 25 market with at least 30 independent media voices, provided the Federal Communications Commission finds the transaction in the public interest. Under current policy, the Federal Communications Commission will grant a permanent waiver of the radio-newspaper cross-ownership rule only in those circumstances in which the effects of applying the rule would be "unduly harsh," i.e., the newspaper is unable to sell the commonly owned station, the sale would be at an artificially depressed price, or the local community could not support a separately-owned newspaper and radio station. The Federal Communications Commission previously has granted only two permanent waivers of this rule. The Federal Communications Commission has pending a Notice of Inquiry requesting comment on possible changes to its policy for waiving the rule. Cox Radio's ownership of WJZF-FM in Atlanta, Georgia is conditioned on the outcome of the Federal Communication Commission's inquiry proceeding.

  Biennial Review of Broadcast Ownership Rules.

     In March 1998, as required by the Telecommunications Act of 1996, the Federal Communications Commission initiated a proceeding to review its broadcast ownership rules. The proceeding did not propose to revise or repeal any existing rule, but rather to solicit comment on whether any of the rules should be the subject of a subsequent rulemaking to modify or repeal it. The rules on which the Federal Communications Commission has requested comment include those on daily newspaper/broadcast cross-ownership, local television/cable cross-ownership, national television ownership, local radio ownership, and dual network ownership.

     Expansion of Cox Radio's broadcast operations on both a local and national level will continue to be subject to the Federal Communications Commission's ownership rules and any changes that may be adopted. Any relaxation of the ownership rules may increase the level of competition to the extent that any of Cox Radio's competitors may have greater resources and thereby may be in a superior position to take advantage of such changes. Any restriction may also have an effect on Cox Radio and its investors. Cox Radio cannot predict the ultimate outcome of the Federal Communications Commission's ownership proceedings or its impact on Cox Radio's business and operations.

  Low Power FM Radio

     In January 2000, the Federal Communications Commission adopted rules establishing a new noncommercial low power FM radio service that will operate on channels throughout the commercial FM radio band. The Federal Communications Commission's new rules include the requirement that stations operating in this new service not interfere with existing commercial radio stations operating on the same or adjacent channels. Cox Radio cannot predict at this time the ultimate impact of this new service on its radio stations.

  Programming and Operation

     The Communications Act of 1934, as amended, requires broadcasters to serve the "public interest." Since the late 1970s, the Federal Communications Commission gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Stations also must follow various rules promulgated under the Communications Act of 1934, as amended, that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full term) renewals or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

  Equal Employment Opportunities Requirements

     The Federal Communications Commission recently adopted new equal employment opportunity rules for radio and television stations. The rules prohibit discrimination on the basis of race, religion, color, national origin or gender and require broadcasters to maintain a recruitment outreach program and prepare reports concerning such programs on an annual basis. The Federal Communications Commission will review the reports and a station's compliance midway through the license term and in connection with the station's license renewal. Broadcasters also are required to complete annual reports regarding their employment profile that will be used by the Federal Communications Commission to monitor industry trends. The Federal Communications Commission's new rules are not yet effective and therefore are subject to reconsideration and modification in subsequent proceedings. At this time, Cox Radio cannot predict the impact of these new rules on it or its stations.

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

     - Changes in the Federal Communications Commission's alien ownership rules and policies;

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

EMPLOYEES

     As of December 31, 1999, Cox Radio employed 1,272 full-time and 524 part-time employees. Of these employees, 10 were represented by American Federation of Television and Radio Announcers. Cox Radio considers its employee relations to be satisfactory.

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

     - Existing governmental regulations and changes in, or the failure to comply with, governmental regulations; and

     - Liability and other claims asserted against Cox Radio.

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

  Competition

     The radio broadcasting industry is a highly competitive business. Cox Radio's radio stations compete against other radio stations and other media (including new media technologies that are being developed or introduced) for audience share and advertising revenue. Factors that are material to a station's competitive position include management experience, the stations' audience share rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance, and the number and characteristics of other stations in the market area. Recent changes in the law and in Federal Communications Commission rules and policies have increased the number of radio stations a broadcaster may own in a given market and permit, within limits, joint arrangements with other stations in a market relating to programming, advertising sales, and station operations. Management believes that radio stations that elect to take advantage of these opportunities may, in certain circumstances, have lower operating costs and may be able to offer advertisers more attractive rates and services. No assurance can be given that any of Cox Radio's stations will be able to maintain or increase their current audience ratings and advertising revenue share.

  Government Regulation of the Broadcasting Industry

     The radio broadcasting industry is subject to extensive and changing regulation. Among other things, the Communications Act of 1934, as amended, and Federal Communications Commission rules and policies limit the number of radio stations that one entity can own in a given market. The Communications Act of 1934, as amended, and Federal Communications Commission rules and policies also require Federal Communications Commission approval for transfers of control and assignments of Federal Communications Commission licenses. The filing of petitions or complaints against Federal Communications Commission licensees such as Cox Radio could result in the Federal Communications Commission delaying the grant of, or refusing to grant, its consent to the assignment of licenses to or from a Federal Communications Commission licensee or the transfer of control of a Federal Communications Commission licensee. In certain circumstances, the Communications Act of 1934, as amended, and Federal Communications Commission rules will operate to impose limitations on alien ownership and voting of Cox Radio's common stock. There can be no assurance that there will be no changes in the current regulatory scheme, the imposition of additional regulations or the creation of new regulatory agencies, which changes could restrict or curtail the ability of Cox Radio to acquire, operate and dispose of stations or, in general, to compete profitably with other operators of radio and other media properties.

     Each of Cox Radio's radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission. Under Federal Communications Commission rules, radio licenses are granted for a term of eight years. Cox Radio's licenses expire at various times between the years 2004 and 2006. Although Cox Radio has applied or will apply to renew these licenses, third parties may challenge Cox Radio's renewal applications. While Cox Radio is not aware of facts or circumstances that would prevent it from having its current licenses renewed, there can be no assurance that the licenses will be renewed. Failure to obtain the renewal of any of Cox Radio's broadcast licenses or to obtain Federal Communications Commission approval for an assignment or transfer to Cox Radio of a license in connection with a radio station acquisition may have a material adverse effect on Cox Radio's business and operations. In addition, if Cox Radio or any of its officers, directors or significant stockholders materially violates the Federal Communications Commission's rules and regulations or the Communications Act of 1934, as amended, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the Federal Communications Commission may, in response to a petition from a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon Cox Radio which could involve the imposition of monetary fines, the revocation of Cox Radio's broadcast licenses or other sanctions. If the Federal Communications Commission were to issue an order denying a license renewal application or revoking a license, Cox Radio would be required to cease operating the applicable radio station only after Cox Radio had exhausted all rights to administrative and judicial review without success.

  Control of Cox Radio by Cox Enterprises and Potential Conflicts of Interest

     Cox Enterprises, through wholly-owned subsidiaries, owns approximately 68% of the outstanding common stock of Cox Radio and has approximately 95% of the voting power of Cox Radio. As a result, Cox Enterprises has sufficient voting power to elect all the members of the Board of Directors of Cox Radio and effect transactions without the approval of Cox Radio's public stockholders. Cox Radio's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws also contain certain anti-takeover provisions. The interests of Cox Enterprises, which operates businesses in other industries, including television broadcasting, broadband communications, auto auctions and newspapers, may from time to time diverge from the interests of Cox Radio. In addition, from time to time, Cox Radio enters into transactions with Cox Enterprises or its affiliates and has entered into a credit facility with Cox Enterprises. Conflicts of interest between Cox Radio and Cox Enterprises could arise with respect to business dealings between them, including potential acquisitions of businesses or properties, the issuance of additional securities and the election of new or additional members of Cox Radio's Board of Directors. The Audit Committee of Cox Radio's Board of Directors consists of independent directors and addresses certain potential conflicts of interest that may arise between Cox Radio and Cox Enterprises and its other affiliates. There can be no assurance that any conflicts of interest will be resolved in favor of Cox Radio.

ITEM 2.  PROPERTIES

     Cox Radio's corporate offices are located in Atlanta, Georgia. The types of properties required to support each of Cox Radio's stations include offices, studios, transmitter sites and antenna sites. The transmitter sites and antenna sites generally are located so as to provide maximum market coverage.

     Cox Radio owns transmitter and antenna sites in:

     - Atlanta;
     - Houston;
     - Jacksonville;
     - Long Island;
     - Louisville;
     - Orlando;
     - Richmond;
     - San Antonio;
     - Tampa; and
     - Tulsa.

     Cox Radio leases transmitter and antenna sites in:

     - Atlanta;
     - Birmingham;
     - Dayton;
     - Honolulu;
     - Houston;
     - Jacksonville;
     - Long Island;
     - Louisville;
     - Miami;
     - Orlando;
     - Richmond;
     - San Antonio;
     - Southern Connecticut;

     - Tampa; and
     - Tulsa.

Cox Radio owns studio and office facilities in:

     - Birmingham;
     - Jacksonville;
     - Long Island;
     - Miami; and
     - Orlando.

     Cox Radio leases studio and office facilities in:

     - Atlanta;
     - Birmingham;
     - Dayton;
     - Honolulu;
     - Houston;
     - Louisville;
     - Orlando;
     - Richmond;
     - San Antonio;
     - Southern Connecticut;
     - Tampa; and
     - Tulsa.

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

ITEM 3.  LEGAL PROCEEDINGS

     Cox Radio is a party to various legal proceedings which are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox Radio's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to Cox Radio's 1999 Annual Report to Stockholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data have been derived from the Consolidated Financial Statements of Cox Radio. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Cox Radio and notes thereto included elsewhere herein. The statements of operations data, other operating data and balance sheet data as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from audited Consolidated Financial Statements of Cox Radio.

                                                          YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------
                                               1999      1998      1997      1996        1995
                                              ------    ------    ------    -------     ------
                                                (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues(1).............................  $300.5    $261.2    $199.6    $ 132.9     $123.6
Station operating expenses..................   183.9     167.0     129.8       91.9       90.0
Corporate general and administrative
  expenses..................................    10.1       8.4       6.9        5.3(2)     5.9(2)
Depreciation and amortization...............    29.1      23.4      17.4        8.1        7.2
(Gain) on sales of radio stations...........   (40.5)       --     (49.1)      (2.0)        --
                                              ------    ------    ------    -------     ------
Operating income............................   117.9      62.4      94.6       29.6       20.5
Interest expense, net.......................    22.8      16.9       9.4        4.6        6.0
Net income..................................    55.3      23.0      49.7       14.9        8.2
Basic income per common share...............    1.92       .81      1.75        .69         --(3)
Diluted income per common share.............    1.91       .80      1.75        .69         --(3)
OTHER OPERATING DATA:
Broadcast cash flow(4)......................  $116.6    $ 94.2    $ 69.8    $  41.0     $ 33.6
Broadcast cash flow margin(4)...............    38.8%     36.1%     35.0%      30.9%      27.2%
EBITDA(4)...................................  $106.5    $ 85.8    $ 62.9    $  35.7     $ 27.7
After-tax cash flow(4)......................    62.3      52.2      44.1       24.0       15.0
Net cash provided by operating activities...    56.1      47.2      42.2       26.9       14.0
Net cash used in investing activities.......   179.1     115.1     285.1       62.6       17.3
Net cash provided by financing activities...   131.2      68.1     238.5       44.6        3.1
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents...................  $ 14.7    $  6.5    $  6.2    $  10.6(5)  $  1.7
Intangible assets, net......................   829.3     590.7     518.9      138.1      126.8
Total assets................................   986.6     753.1     654.6      261.7      191.8
Total debt (including amounts due from/to
  Cox Enterprises)..........................   437.2     269.9     232.6         --      125.1

---------------

(1) Total revenues less advertising agency commissions.
(2) Certain executives participated in Cox Enterprises' Unit Appreciation Plan. Because Cox Enterprises is, and Cox Radio was, a private company, the benefits under the Unit Appreciation Plan are generally payable in cash. This cash payment option has resulted in charges to compensation expense of $2.5 million and $1.6 million for the years ended December 31, 1996 and 1995, respectively. This compensation expense is included in historical corporate general and administrative expenses. Public companies traditionally implement stock award plans that provide for the issuance of stock to participants and do not result in compensation expense under accounting standards followed by Cox Radio. Cox Radio implemented the Cox Radio Long-Term Incentive Plan in 1996 and, therefore, has not incurred this expense since 1996. In addition, for the year ended December 31, 1995, corporate general and administrative expenses include a nonrecurring corporate charge.

(3) Cox Radio became publicly traded on the New York Stock Exchange effective September 27, 1996. Earnings per common share calculations for 1995 have not been disclosed because the dissimilarity of the previous capital structure of Cox Radio precludes a meaningful comparison.
(4) "Broadcast cash flow" consists of net revenues less station operating expenses. "Broadcast cash flow margin" is broadcast cash flow as a percentage of net revenues. "EBITDA" is operating income excluding the gain on sales of radio stations plus depreciation and amortization. "After-tax cash flow" is income (loss) before extraordinary items excluding gain on sales of radio stations plus depreciation, amortization and deferred tax expense. Although broadcast cash flow, broadcast cash flow margin, EBITDA and after-tax cash flow are not recognized under generally accepted accounting principles, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcast companies. For the foregoing reasons, Cox Radio believes that these measures are useful to investors. However, investors should not consider these measures to be an alternative to operating income as determined in accordance with generally accepted accounting principles, an alternative to cash flows from operating activities (as a measure of liquidity) or an indicator of Cox Radio's performance under generally accepted accounting principles.
(5) 1996 amount includes $9.1 million in restricted cash, representing the net proceeds from disposition of WIOD-AM in Miami, net of the cash used for the acquisition of KRAV-FM and KGTO-AM in Tulsa.

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

                                                          1ST       2ND        3RD        4TH
                                                        QUARTER   QUARTER    QUARTER    QUARTER
                                                        -------   -------    -------    -------
                                                                (THOUSANDS OF DOLLARS)
1999
Net revenues..........................................  $60,373   $78,585    $79,754    $81,782
Corporate general and administrative expenses.........    2,186     2,409      2,673      2,770
Depreciation and amortization.........................    6,358     6,856      7,544      8,354
Operating income......................................   11,160    61,223(1)  23,776(2)  21,775
Net income............................................    3,824    32,674     10,060      8,702
Net income per common share -- basic..................      .13      1.14        .35        .30
Net income per common share -- diluted................      .13      1.13        .35        .30
1998
Net revenues..........................................  $52,060   $69,161    $69,155    $70,837
Corporate general and administrative expenses.........    1,875     2,057      1,992      2,538
Depreciation and amortization.........................    5,361     5,593      6,144      6,303
Operating income......................................    9,331    16,581     18,584     17,888
Net income............................................    2,775     6,345      7,020      6,900
Net income per common share -- basic..................      .10       .22        .25        .24
Net income per common share -- diluted................      .10       .22        .24        .24

---------------

(1) Includes a pre-tax gain on the sale of Cox Radio's stations in Syracuse, New York of approximately $39.2 million.
(2) Includes a pre-tax gain on the sale of WRVI-FM and WLSY-FM in Louisville, Kentucky of approximately $1.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cox Radio is a leading national radio broadcast company whose business is acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 68% of the common stock of Cox Radio and has approximately 95% of the voting power of Cox Radio.

     The performance of a radio station group, such as Cox Radio, is customarily measured by its ability to generate Broadcast Cash Flow, EBITDA and After-tax Cash Flow. Broadcast Cash Flow is defined as net revenues less station operating expenses. EBITDA is defined as operating income excluding the gain on sales of radio stations plus depreciation and amortization. After-tax Cash Flow is defined as income (loss) before extraordinary items excluding gain on sales of radio stations plus depreciation, amortization and deferred tax expense. Although Broadcast Cash Flow, EBITDA and After-tax Cash Flow are not recognized under generally accepted accounting principles, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, Cox Radio believes that these measures will be useful to investors. However, Broadcast Cash Flow, EBITDA or After-tax Cash Flow should not be considered to be an alternative to operating income or cash flows from operating activities (as a measure of liquidity), each as determined in accordance with generally accepted accounting principles, or an indicator of Cox Radio's performance under generally accepted accounting principles.

     The primary source of Cox Radio's revenues is the sale of local and national advertising. Historically, approximately 73% and 25% of Cox Radio's net revenues have been generated from local and national advertising, respectively. Cox Radio's most significant station operating expenses are employees' salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the accompanying audited Consolidated Financial Statements and Notes thereto of Cox Radio. The results of operations for Cox Radio represent the operations of the radio stations currently owned or operated or to which sales and marketing services were provided. The financial statements for periods prior to 1997 do not necessarily reflect the results of operations or financial position that would have been reported had Cox Radio been an independent company.

  Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     Net Revenues. Net revenues increased $39.3 million to $300.5 million, a 15.0% increase over the prior year. This increase was primarily as a result of the acquisition of radio stations in Long Island, New York; Tampa, Florida; Louisville, Kentucky; Honolulu, Hawaii; Jacksonville, Florida; New Haven, Connecticut; Stamford-Norwalk, Connecticut; Atlanta, Georgia; and Miami, Florida and offset somewhat by the disposition of stations in Syracuse, New York and the disposition of the operations of KFI-AM and KOST-FM in Los Angeles, California. In addition, the stations in Atlanta, Georgia; Miami, Florida; and Orlando, Florida had increases in net revenues that were realized as a result of continued strong ratings performance. On a "same station" basis (reflecting results from stations operated for the entire year ended December 31 in both 1999 and 1998), net revenues increased $19.1 million to $202.7 million, an increase of 10.4% over 1998.

     Station Operating Expenses. Station operating expenses increased $17.0 million to $184.0 million, an increase of 10.2% over the prior year, primarily as a result of Cox Radio's acquisitions as discussed above. Additionally, significant contributions to this increase came from higher programming costs resulting from an increase in talent costs (which fluctuate with ratings) and additional selling expenses associated with the stations' local and national revenue growth. On a "same station" basis, station operating expenses increased $5.6 million to $128.8 million, an increase of 4.6% over 1998.

     Broadcast Cash Flow. Broadcast cash flow increased $22.3 million to $116.6 million, a 23.7% increase over 1998, for the reasons noted above. On a "same station" basis, broadcast cash flow increased by $13.5 million to $73.8 million, an increase of 22.3% over the prior year. In addition, "same station" broadcast cash flow margin increased to 36.4% in 1999 from 32.9% for the prior year.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $1.6 million to $10.1 million in 1999 primarily due to increased costs related to growth in the number of stations and information technology costs.

     Operating Income. Operating income increased $55.6 million to $117.9 million, an increase of 89% over 1998, primarily as a result of a $39.2 million pre-tax gain on the sale of Cox Radio's stations in Syracuse, New York, a $1.6 million pre-tax gain on the sale of WRVI-FM and WLSY-FM in Louisville, Kentucky and for the reasons discussed above. In addition, operating margin increased to 39.2% in 1999 from 23.9% in 1998.

     Interest Expense. Interest expense for 1999 totaled $23.2 million as compared to $17.6 million during 1998 primarily as a result of borrowings incurred to complete Cox Radio's acquisitions during 1999 and 1998.

     Net Income. Net income increased $32.2 million in 1999 to $55.3 million primarily as a result of a $23.5 million after-tax gain on the sale of Cox Radio's stations in Syracuse, New York, a $0.9 million after-tax gain on the sale of WRVI-FM and WLSY-FM in Louisville, Kentucky and for the reasons discussed above.

  Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

     Net Revenues. Net revenues increased $61.6 million to $261.2 million, a 30.9% increase over the prior year. This increase was primarily attributable to Cox Radio's 1997 acquisitions, the largest being the NewCity Communications acquisition, and was also attributable to significant percentage increases in net revenues at Cox Radio's stations in Atlanta, Georgia; Miami, Florida; and Louisville, Kentucky as a result of continued strong ratings. On a "same station" basis (reflecting results from stations operated for the entire year ended December 31 in both 1998 and 1997), net revenues increased $17.4 million to $157.1 million, an increase of 12.5% over 1997.

     Station Operating Expenses. Station operating expenses increased $37.2 million to $167.0 million, an increase of 28.7% over the prior year, primarily as a result of Cox Radio's 1997 acquisitions as discussed above. Additionally, higher programming costs resulting from an increase in talent costs (which fluctuate with ratings) and additional selling expenses associated with the stations' local and national revenue growth contributed to this increase. On a "same station" basis, station operating expenses increased $5.8 million to $93.2 million, an increase of 6.6% over 1997.

     Broadcast Cash Flow. Broadcast cash flow increased $24.4 million to $94.2 million, a 35.0% increase over 1997, for the reasons noted above. On a "same station" basis, broadcast cash flow increased by $11.6 million to $63.9 million, an increase of 22.2% over the prior year. In addition, "same station" broadcast cash flow margin increased to 40.7% in 1998 from 37.5% for the prior year.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $1.6 million to $8.5 million in 1998 primarily due to increased costs related to growth in the number of stations and information technology costs.

     Operating Income. Operating income increased $16.9 million to $62.4 million, an increase of 37.2% over 1997, for the reasons noted above. In addition, the operating margin increased to 23.9% in 1998 from 22.8% in 1997.

     Interest Expense. Interest expense for 1998 totaled $16.9 million as compared to $9.4 million during 1997, primarily as a result of borrowings incurred to complete Cox Radio's acquisitions during 1997 and 1998. Such expenses were partially offset by interest income earned during the first quarter of 1997.

     Net Income. Net income decreased by $26.7 million from 1997 to $23.0 million primarily as a result of an after-tax gain of approximately $29.3 million on the sale of WCKG-FM and WYSY-FM in Chicago, Illinois during March 1997. Excluding this gain, net income increased $2.6 million over the prior year for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Cox Radio's primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio's operating activities and through borrowings under Cox Radio's bank credit facility. In addition, cash requirements have been funded on a temporary basis through intercompany advances from Cox Enterprises under a revolving credit facility. Cox Radio's borrowings under the Cox Enterprises revolving credit facility are typically repaid within 30 days and accrue interest at Cox Enterprises' commercial paper rate plus .40%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Cox Radio had approximately $17.1 million in amounts due to Cox Enterprises at December 31, 1999 and approximately $30.3 million in amounts due from Cox Enterprises at December 31, 1998.

     On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The interest rate is based on the London Interbank Offered Rate plus a spread determined by the ratio of Cox Radio's debt to EBITDA. This facility includes a commitment fee on the unused portion of the total amount available of
 .1% to .25% based on the ratio of Cox Radio's debt to EBITDA. Cox Radio borrowed approximately $110 million under this bank credit facility to consummate the NewCity Communications acquisition. At December 31, 1999 and 1998, Cox Radio had approximately $220 million and $100 million, respectively, of outstanding indebtedness under the bank credit facility and had approximately $80 million and $200 million, respectively, available under the bank credit facility. The interest rate applied to amounts due under the bank credit facility was 6.90% and 5.78% at December 31, 1999 and 1998, respectively. The bank credit facility contains, among other provisions, defined requirements as to ratio of debt to EBITDA and ratio of EBITDA to interest expense. At December 31, 1999 and 1998, Cox Radio was in compliance with these covenants. Borrowings under the bank credit facility approximate fair value based upon the current borrowing rates available to Cox Radio.

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

     On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended, which have been exchanged for notes which have been registered under the Securities Act of 1933. The notes consist of $100 million principal amount of 6.25% notes due in full in 2003 and $100 million principal amount of 6.375% notes due in full in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then-wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, Cox Radio consummated an exchange offer pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act of 1933. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At December 31, 1999 and 1998, the estimated fair value of these notes was approximately $191.0 million and $208.6 million, respectively, based on quoted market prices.

     In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under the bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal amount at an average fixed rate of 6.23% per annum having an average maturity of
6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $1.9 million at December 31, 1999 and a net payable of $4.6 million at December 31, 1998.

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

     Net cash provided by operating activities for the year ended December 31, 1999 increased $8.8 million to $56.1 million over 1998 primarily as a result of an increase in net income, excluding the gains on the sale of the Syracuse, New York stations as well as the sale of WRVI-FM and WLSY-FM in Louisville, Kentucky, an increase in non-cash charges for depreciation and amortization and the net change in working capital accounts. Net cash provided by operating activities for 1998 increased $5.0 million over 1997 to $47.2 million, primarily as a result of an increase in net income, excluding the gain on WCKG-FM and WYSY-FM in Chicago, Illinois, an increase in non-cash charges for depreciation and amortization and the net change in working capital accounts. Net cash provided by operating activities for 1997 increased $15.3 million over 1996 to $42.2 million, primarily as a result of an increase in net income.

     Net cash used in investing activities for all periods presented principally reflects Cox Radio's acquisition activity discussed above and the net change in amounts due to or from Cox Enterprises.

     Net cash provided by financing activities represents the proceeds from Cox Radio's public debt offering, borrowings and repayments of debt, proceeds from issuance of common stock related to incentive plans and net changes in book overdrafts. Fluctuations for the periods presented generally reflect the differences between changes in both cash flows from operating activities and cash flows from investing activities.

     Cox Radio has contractual commitments for sports programming and on-air personalities of $13.8 million, $14.8 million, $14.3 million, $14.8 million, $15.6 million and $0.2 million for 2000, 2001, 2002, 2003, 2004 and thereafter, respectively, which are expected to be funded through operations.

IMPACT OF INFLATION

     The impact of inflation on Cox Radio's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on Cox Radio's operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement 133" was issued. FASB No. 137 changed the effective date of the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and

Hedging Activities" from all fiscal quarters of fiscal years beginning after June 15, 1999 to all fiscal quarters of fiscal years beginning after June 15, 2000. FASB No. 133 establishes accounting and reporting standards for derivative instruments, and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position at determined fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The effect on Cox Radio's financial statements upon adoption of FASB No. 133 currently has not been determined.

IMPACT OF YEAR 2000 ISSUE

  Introduction

     The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 was approached and reached. Our failure to appropriately address a material year 2000 issue, or the failure by any third parties who provide goods or services that are critical to our business activities to appropriately address their year 2000 issues, could have a material adverse effect on our financial condition, liquidity or results of operations.

  State of Readiness

     Since entering the year 2000, we have not experienced any significant disruptions related to the year 2000 issue, nor are we aware of any significant year 2000 related disruptions impacting any third parties who provide goods or services that are critical to our business activities. While we will continue to monitor our business critical information technology assets, we do not anticipate that we, nor the above mentioned third parties, will experience any significant year 2000 related disruptions on our internal systems.

  Costs to Address the Year 2000 Issue

     Costs incurred to achieve the year 2000 readiness were charged to expense as incurred. Such costs include both internal resources dedicated to achieving year 2000 compliance, as well as costs of independent consultants retained to assess our year 2000 initiative. The total costs related to our year 2000 initiative will total less than $1 million. Substantially all of these costs were incurred prior to December 31, 1999.

  Risks and Reasonably Likely Worst Case Scenarios

     The failure to correct a material Year 2000 problem could result in system failures leading to a disruption in, or failure of certain normal business activities or operations. Such failures could materially and adversely affect Cox Radio's results of operations, liquidity and financial condition. In spite of the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, Cox Radio is unaware at this time of any material consequences of Year 2000 failures that would have a material impact on Cox Radio's results of operations, liquidity or financial condition.

  Contingency Plans

     In the normal course of business, we maintain and deploy contingency plans designed to address potential business interruptions. We completed risk assessment under our year 2000 initiative for each business unit, and developed further contingency plans specifically related to the year 2000 issue. These contingency plans remain in place in case of a year 2000 related disruption to our internal systems, or to the systems of third parties which provide goods or services that are critical to our business activities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The Company manages interest-rate risk through the use of fixed- and floating-rate debt, and through the use of derivatives.

     In 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended, which have been exchanged for notes which have been registered under the Securities Act of 1933. The notes consist of $100 million principal amount of 6.25% notes due in full in 2003 and $100 million principal amount of 6.375% notes due in full in 2005. At December 31, 1999 and 1998, the estimated fair value of these notes was approximately $191.0 million and $208.6 million, respectively, based on quoted market prices.

     In 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The interest rate is based on the London Interbank Offered Rate plus a spread determined by the ratio of debt to EBITDA. At December 31, 1999 and 1998, Cox Radio had approximately $220 million and $100 million, respectively, of outstanding indebtedness under the bank credit facility and had approximately $80 million and $200 million, respectively, available under the bank credit facility. The interest rate applied to amounts due under the bank credit facility was 6.90% and 5.78% at December 31, 1999 and 1998, respectively. Borrowings under the bank credit facility approximate fair value based upon the current borrowing rates available to Cox Radio.

     In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under the bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum having an average maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in Cox Radio's consolidated financial statements since they are accounted for as hedges. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $1.9 million at December 31, 1999 and a net payable of $4.6 million at December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Cox Radio, Inc.

     We have audited the accompanying consolidated balance sheets of Cox Radio, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule of Cox Radio, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of Cox Radio's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cox Radio at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 7, 2000 (March 14, 2000 as to Note 16)

                                COX RADIO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                  THOUSANDS,
                                                              EXCEPT SHARE DATA)
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $ 14,704   $  6,479
Accounts and notes receivable, less allowance for doubtful
  accounts of $2,966 and $2,862, respectively...............    74,775     58,190
Prepaid expenses and other current assets...................     4,387      3,430
                                                              --------   --------
          Total current assets..............................    93,866     68,099
Plant and equipment, net....................................    56,582     51,886
Intangible assets, net......................................   829,307    590,686
Amounts due from Cox Enterprises, Inc.......................        --     30,292
Station investment notes receivable.........................       850      7,250
Other assets................................................     6,016      4,899
                                                              --------   --------
          Total assets......................................  $986,621   $753,112
                                                              ========   ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses.......................  $ 28,115   $ 19,245
Accrued salaries and wages..................................     4,464      4,570
Accrued interest............................................     2,476      1,633
Income taxes payable........................................     5,462      2,686
Other current liabilities...................................     1,572      1,018
                                                              --------   --------
          Total current liabilities.........................    42,089     29,152
Notes payable...............................................   420,105    300,235
Deferred income taxes.......................................   128,623    110,693
Amounts due to Cox Enterprises, Inc.........................    17,138         --
                                                              --------   --------
          Total liabilities.................................   607,955    440,080
                                                              --------   --------
Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY:
Preferred stock, $1.00 par value: 5,000,000 shares,
  authorized, none outstanding..............................        --         --
Class A common stock, $1.00 par value; 70,000,000 shares
  authorized; 9,338,661 and 8,971,955 shares outstanding at
  December 31, 1999 and 1998, respectively..................     9,339      8,972
Class B common stock, $1.00 par value; 45,000,000 shares
  authorized; 19,577,672 shares outstanding at December 31,
  1999 and 1998.............................................    19,578     19,578
Additional paid-in capital..................................   264,865    253,207
Retained earnings...........................................    86,535     31,275
                                                              --------   --------
                                                               380,317    313,032
Less: Class A common stock held in treasury (39,952 shares
  at cost)..................................................    (1,651)        --
                                                              --------   --------
          Total shareholders' equity........................   378,666    313,032
                                                              --------   --------
          Total liabilities and shareholders' equity........  $986,621   $753,112
                                                              ========   ========

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
NET REVENUES:
Local.......................................................  $219,691   $191,568   $146,326
National....................................................    72,408     65,469     50,457
Other.......................................................     8,395      4,176      2,789
                                                              --------   --------   --------
          Total net revenues................................   300,494    261,213    199,572
COSTS AND EXPENSES:
Operating...................................................    68,923     62,180     50,220
Selling, general and administrative.........................   114,996    104,786     79,544
Corporate general and administrative........................    10,038      8,462      6,885
Depreciation and amortization...............................    29,112     23,401     17,456
Gain on sales of radio stations.............................   (40,509)        --    (49,129)
                                                              --------   --------   --------
OPERATING INCOME............................................   117,934     62,384     94,596
OTHER INCOME (EXPENSE):
Interest income.............................................       466        719      1,669
Interest expense............................................   (23,226)   (17,641)   (11,033)
Other -- net................................................      (348)      (408)      (701)
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES..................................    94,826     45,054     84,531
Income taxes................................................    39,566     22,014     34,807
                                                              --------   --------   --------
NET INCOME..................................................  $ 55,260   $ 23,040   $ 49,724
Net income per common share -- basic........................  $   1.92   $    .81   $   1.75
                                                              ========   ========   ========
Net income per common share -- diluted......................  $   1.91   $    .80   $   1.75
                                                              ========   ========   ========
Weighted average basic common shares outstanding............    28,709     28,461     28,344
Weighted average diluted common shares outstanding..........    28,879     28,852     28,494

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         CLASS A           CLASS B
                                      COMMON STOCK       COMMON STOCK     ADDITIONAL   (DEFICIT IN)    TREASURY STOCK
                                     ---------------   ----------------    PAID-IN       RETAINED     ----------------
                                     SHARES   AMOUNT   SHARES   AMOUNT     CAPITAL       EARNINGS     SHARES   AMOUNT     TOTAL
                                     ------   ------   ------   -------   ----------   ------------   ------   -------   --------
                                                                        (AMOUNTS IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996.......  8,737    $8,737   19,578   $19,578    $248,972      $(41,489)      --     $    --   $235,798
                                     -----    ------   ------   -------    --------      --------       --     -------   --------
Net income.........................     --        --       --        --          --        49,724       --          --     49,724
Issuance of Class A common stock
  related to incentive plans.......     94        94       --        --       1,665            --       --          --      1,759
                                     -----    ------   ------   -------    --------      --------       --     -------   --------
BALANCE AT DECEMBER 31, 1997.......  8,831     8,831   19,578    19,578     250,637         8,235       --          --    287,281
                                     -----    ------   ------   -------    --------      --------       --     -------   --------
Net income.........................     --        --       --        --          --        23,040       --          --     23,040
Issuance of Class A common stock
  related to incentive plans.......    141       141       --        --       2,570            --       --          --      2,711
                                     -----    ------   ------   -------    --------      --------       --     -------   --------
BALANCE AT DECEMBER 31, 1998.......  8,972     8,972   19,578    19,578     253,207        31,275       --          --    313,032
                                     -----    ------   ------   -------    --------      --------       --     -------   --------
Net income.........................     --        --       --        --          --        55,260       --          --     55,260
Repurchase of Class A common
  stock............................     --        --       --        --          --            --       40      (1,651)    (1,651)
Issuance of Class A common stock
  related to incentive plans.......    367       367       --        --      11,658            --       --          --     12,025
                                     -----    ------   ------   -------    --------      --------       --     -------   --------
BALANCE AT DECEMBER 31, 1999.......  9,339    $9,339   19,578   $19,578    $264,865      $ 86,535       40     $(1,651)  $378,666
                                     =====    ======   ======   =======    ========      ========       ==     =======   ========

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                   (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  55,260   $  23,040   $  49,724
  Items not requiring cash:
     Depreciation...........................................      7,175       5,841       4,286
     Amortization...........................................     21,937      17,560      13,170
     Deferred income taxes..................................     18,446       5,789      25,187
     Gain on sales of radio stations........................    (40,509)         --     (49,129)
  Increase in accounts receivable...........................    (16,585)     (7,510)     (6,436)
  (Increase) decrease in prepaid expenses and other current
     assets.................................................     (1,216)        365       1,789
  Increase in accounts payable and accrued expenses.........      4,755       1,599       3,310
  (Decrease) increase in accrued salaries and wages.........       (106)        924       1,930
  Increase in accrued interest..............................        843         261          --
  Increase (decrease) in taxes payable......................      6,367        (801)        271
  Decrease in Unit Appreciation Plan liability..............         --          --        (646)
  Other, net................................................       (293)        171      (1,273)
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........     56,074      47,239      42,183
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (6,749)     (6,898)    (10,820)
  Acquisitions, net of cash acquired........................   (232,278)    (92,633)   (317,268)
  Decrease (increase) of station investment notes
     receivable.............................................      6,400      10,970     (18,220)
  (Increase) decrease in other long-term assets.............     (1,086)        659      (5,208)
  Net proceeds from sale of radio stations..................      7,721          --      19,647
  Decrease (increase) in amounts due from/to Cox
     Enterprises............................................     46,895     (27,179)     46,554
                                                              ---------   ---------   ---------
          Net cash used in investing activities.............   (179,097)   (115,081)   (285,315)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) of long-term debt.............    119,870    (135,000)    235,000
  Net proceeds from public debt offering....................         --     199,668          --
  Proceeds from issuance of common stock related to
     incentive plans........................................      8,434       2,711       1,759
  Repurchase of Class A common stock........................     (1,651)         --          --
  Increase in book overdrafts...............................      4,595         897       1,256
  Other, net................................................         --        (173)        740
                                                              ---------   ---------   ---------
          Net cash provided by financing activities.........    131,248      68,103     238,755
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      8,225         261      (4,377)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      6,479       6,218      10,595
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  14,704   $   6,479   $   6,218
                                                              =========   =========   =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
       Value of businesses exchanged........................  $  55,000          --   $  65,000

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 68% of the common stock of Cox Radio and has approximately 95% of the voting power of Cox Radio.

     The consolidated financial statements of Cox Radio represent the operations of the radio broadcasting stations owned or operated by Cox Radio. The historical financial statements do not necessarily reflect the results of operations or financial position that would have existed had Cox Radio been an independent company. All significant intercompany accounts have been eliminated in the consolidated financial statements of Cox Radio.

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

  Corporate General and Administrative Expenses

     Corporate general and administrative expenses consist of corporate overhead costs not specifically allocable to any of Cox Radio's individual stations.

  Plant and Equipment

     Plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method at rates based upon estimated useful lives of 5 to 40 years for buildings and building improvements and 5 to 20 years for broadcast equipment.

     Expenditures for maintenance and repairs are charged to operating expense as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are written off.

  Intangible Assets

     Intangible assets consist primarily of goodwill and Federal Communications Commission broadcast licenses and non-compete agreements. Goodwill and Federal Communications Commission broadcast licenses recorded in business combinations generally are amortized on a straight-line basis over 30 to 40 years. Non-compete agreements are amortized on a straight-line basis over the contractual lives of the agreements, generally 3 to 5 years. Cox Radio assesses on an on-going basis the recoverability of intangible assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the estimated fair value. Cox Radio also evaluates the amortization periods of intangible assets to determine whether events or circumstances warrant revised estimates of useful lives.

                                COX RADIO, INC.

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

  Income Taxes

     Deferred income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheets and the expected tax impact of carryforwards for tax purposes.

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

  Incentive Compensation Plans

     Cox Radio accounts for stock compensation in accordance with the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", requires disclosure of the pro forma effects on net income and earnings per share had the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 been adopted.

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

  Concentration of Risk

     A significant portion of Cox Radio's business historically has been conducted in the areas of Atlanta, Los Angeles, and Orlando. Revenues earned from radio stations located in Atlanta, Los Angeles, and Orlando represented 24%, 16%, and 10%, respectively, of total revenues for the year ended December 31, 1999, 22%, 22%, and 10%, respectively, of total revenues for the year ended December 31, 1998, and 26%, 29%, and 10%, respectively, of total revenues for the year ended December 31, 1997. Cox Radio's concentration of risk in each of the aforementioned markets has been and is expected to continue to be reduced as a result of the disposition of radio stations serving the Los Angeles market, as well as other transactions (see Note 4).

                                COX RADIO, INC.

  Recent Accounting Pronouncements

     In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement 133," was issued. FASB No. 137 changed the effective date of the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," from all fiscal quarters of fiscal years beginning after June 15, 1999 to all fiscal quarters of fiscal years beginning after June 15, 2000. FASB No. 133 establishes accounting and reporting standards for derivative instruments, and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position at determined fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The effect on the financial statements upon adoption of FASB No. 133 currently has not been determined.

  Reclassifications

     Certain prior year amounts have been reclassified for comparative purposes.

3. EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                (AMOUNTS IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
NET INCOME..................................................  $55,260   $23,040   $49,724
                                                              =======   =======   =======
BASIC EARNINGS PER SHARE
Weighted-average common shares outstanding..................   28,709    28,461    28,344
                                                              =======   =======   =======
Basic income per common share...............................  $  1.92   $  0.81   $  1.75
                                                              =======   =======   =======
DILUTED EARNINGS PER SHARE
Weighted-average common shares outstanding..................   28,709    28,461    28,344
  Shares issuable on exercise of dilutive options...........      560       595       505
  Shares assumed to be purchased with proceeds of options...     (410)     (366)     (446)
  Shares issuable pursuant to Employee Stock Purchase
     Plan...................................................       78       183       186
  Shares assumed to be purchased with proceeds from Employee
     Stock Purchase Plan....................................      (58)      (21)      (95)
                                                              -------   -------   -------
Shares applicable to diluted earnings per share.............   28,879    28,852    28,494
                                                              =======   =======   =======
Diluted income per common share.............................  $  1.91   $  0.80   $  1.75
                                                              =======   =======   =======

4. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

     During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in Cox Radio's operations since the respective dates of such agreements.

     All consummated and pending acquisitions discussed below have been or will be accounted for using the purchase method. As such, the results of operations of the acquired stations have been or will be included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past three years are discussed below.

                                COX RADIO, INC.

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

     The NewCity Communications acquisition was recorded effective April 1, 1997 using the purchase method of accounting, whereby the allocable share of the NewCity Communications purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as follows (in thousands):

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
                                                              ========

     In May 1997, Cox Radio agreed to acquire WENN-FM and WAGG-AM, later renamed WRJS-AM, in Birmingham, Alabama, for consideration of $15 million. In July 1997, Cox Radio assigned its right to purchase WENN-FM for consideration of $14.5 million to a third party. Cox Radio consummated both the acquisition of WAGG-AM and the disposition of its interest in WENN-FM during November 1997.

     In September 1997, Cox Radio acquired KISS-FM, KSMG-FM and KLUP-AM in San Antonio, Texas for an aggregate consideration of $30.4 million plus certain non-compete agreements.

     In January 1998, Cox Radio entered into an agreement to assign to an unrelated third party its option to purchase KRIO-FM serving the San Antonio, Texas market for an aggregate consideration of $0.3 million. This disposition was consummated in May 1998.

     In March 1998, Cox Radio acquired KONO-FM and KONO-AM in San Antonio, Texas for consideration of $23 million.

                                COX RADIO, INC.

     In May 1998, Cox Radio acquired the assets of radio stations WBLI-FM, WBAB-FM, WHFM-FM and WGBB-AM, serving the Nassau-Suffolk (Long Island), New York market, for consideration of $48 million.

     In October 1998, Cox Radio consummated the acquisition of radio stations WCLR-FM, WZLR-FM and WPTW-AM serving the Dayton, Ohio market for consideration of approximately $6.3 million. Cox Radio had been operating these stations pursuant to an LMA since December 1997.

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

     In May 1999, Cox Radio acquired radio stations WVEZ-FM and WSFR-FM and an option to purchase WMHX-FM serving the Louisville, Kentucky market and radio stations WFJO-FM, WHPT-FM and WDUV-FM (formerly WTBT-FM) serving the Tampa-St. Petersburg, Florida market in exchange for Cox Radio's radio stations WYYY-FM, WBBS-FM, WWHT-FM, WHEN-AM and WSYR-AM serving the Syracuse, New York market, plus additional cash consideration of approximately $94 million, resulting in a pre-tax gain of approximately $39.2 million. In connection with obtaining regulatory approvals for this transaction, Cox Radio agreed to divest ownership of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market. In May 1999, such stations were transferred to a trust for the benefit of Cox Radio pending sale to a third party.

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

     In August 1999, Cox Radio acquired WPYO-FM (formerly WTLN-FM) serving the Orlando, Florida market for consideration of $14.5 million. Cox Radio had been operating the station pursuant to an LMA since January 1999. In a related transaction, Cox Radio disposed of the assets of WTLN-AM, also serving the Orlando, Florida market, for consideration of $0.5 million.

     In August 1999, Cox Radio agreed to acquire WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and local sales rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California plus approximately $3 million. In October 1999, Cox Radio began operating the stations to be acquired (other than WYBC-FM) pursuant to an LMA and WYBC-FM pursuant to a JSA. Pending certain regulatory approvals, including obtaining a temporary waiver of the FCC's newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta, Cox Radio anticipates consummating this transaction in the first half of 2000.

     In September 1999, Cox Radio consummated the acquisition of WMHX-FM in Louisville, Kentucky for consideration of approximately $2 million. Cox Radio had been operating the station under a JSA or LMA since May 1999.

                                COX RADIO, INC.

     In September 1999, Cox Radio disposed of the assets of WGBB-AM serving the Nassau-Suffolk (Long Island), New York market for consideration of $1.7 million.

     In September 1999, Cox Radio and its trust disposed of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market for consideration of $5 million, resulting in a pre-tax gain of approximately $1.6 million.

     In September 1999, Cox Radio acquired WBTS-FM (formerly WNGC-FM) in Athens, Georgia for consideration of approximately $78 million.

     In November 1999, Cox Radio acquired KRTR-FM, KXME-FM, KGMZ-FM and KGMZ-AM in Honolulu, Hawaii for consideration of approximately $16.4 million.

     In January 2000, Cox Radio acquired the assets of KRTQ-FM (formerly KTFX-FM) in Tulsa, Oklahoma for consideration of $3.5 million. Cox Radio had been operating this station pursuant to an LMA since January 1999.

     In January 2000, Cox Radio disposed of the assets of KACE-FM and KRTO-FM serving the Los Angeles market for consideration of approximately $75 million.

     In January 2000, Cox Radio entered into an agreement to acquire the assets of KINE-FM, KCCN-FM and KCCN-AM in Honolulu, Hawaii for consideration of approximately $17.8 million. Cox Radio also entered into an agreement to sell KGMZ-FM serving the Honolulu, Hawaii market for approximately $6.6 million. In conjunction with the sale of KGMZ-FM, Cox Radio anticipates entering into a JSA whereby Cox Radio would manage the local, regional and national sales efforts for KGMZ-FM. Pending certain regulatory approvals, Cox Radio anticipates consummating these transactions in the first half of 2000.

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

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (AMOUNTS IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
Net revenues................................................   $312,926      $275,540
Corporate general and administrative expenses...............     10,038         8,462
Depreciation and amortization...............................     43,400        39,886
Operating income............................................     59,600        45,734
                                                               --------      --------
Net income..................................................   $ 15,634      $  6,800
                                                               ========      ========
Basic pro forma earnings per common share...................   $    .54      $    .24
                                                               ========      ========
Diluted pro forma earnings per common share.................   $    .54      $    .24
                                                               ========      ========
Basic pro forma shares outstanding..........................     28,709        28,461
                                                               ========      ========
Diluted pro forma shares outstanding........................     28,879        28,852
                                                               ========      ========

                                COX RADIO, INC.

5. INVESTMENTS

     Station investment notes receivable. In connection with certain transactions discussed in Note 4, Cox Radio has loaned funds at certain rates of interest to entities which own radio stations that Cox Radio has agreed to purchase or is operating under a JSA or LMA. As of December 31, 1999 and 1998, station investment notes receivable totaled approximately $0.9 million and $7.3 million, respectively. The remaining receivable as of December 31, 1999 bore interest at 7% and was collected in full in January 2000.

     USA Digital Radio. On December 21, 1998 and March 1, 1999, Cox Radio purchased shares of common stock of USA Digital Radio, Inc., a developer of digital radio broadcasting technology, for a total purchase price of $2.5 million. Cox Radio accounts for this investment, included in other assets in the accompanying balance sheets, under the cost method.

6. PLANT AND EQUIPMENT

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                              (AMOUNTS IN THOUSANDS)
Land and land improvements..................................  $ 14,890      $ 15,307
Buildings and building improvements.........................    17,039        16,253
Broadcast equipment.........................................    63,947        57,261
Construction in progress....................................       359         1,611
                                                              --------      --------
Plant and equipment, at cost................................    96,235        90,432
Less accumulated depreciation...............................   (39,653)      (38,546)
                                                              --------      --------
          Net plant and equipment...........................  $ 56,582      $ 51,886
                                                              ========      ========

7. INTANGIBLE ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                              (AMOUNTS IN THOUSANDS)
Goodwill and Federal Communications Commission broadcast
  licenses..................................................  $876,079      $652,693
Non-compete agreements......................................     5,645         6,145
Other.......................................................    13,568        12,314
                                                              --------      --------
          Total.............................................   895,292       671,152
Less accumulated amortization...............................   (65,985)      (80,466)
                                                              --------      --------
          Net intangible assets.............................  $829,307      $590,686
                                                              ========      ========

                                COX RADIO, INC.

8. INCOME TAXES

     Income tax expense is summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
                                                              (AMOUNTS IN THOUSANDS)
Current:
  Federal.................................................  $17,575   $11,586   $ 8,076
  State...................................................    3,545     4,639     1,544
                                                            -------   -------   -------
          Total current...................................   21,120    16,225     9,620
                                                            -------   -------   -------
Deferred:
  Federal.................................................   14,286     3,017    20,703
  State...................................................    4,160     2,772     4,484
                                                            -------   -------   -------
          Total deferred..................................   18,446     5,789    25,187
                                                            -------   -------   -------
          Total income tax expense........................  $39,566   $22,014   $34,807
                                                            =======   =======   =======

     The tax effects of significant temporary differences which comprise the net deferred tax liabilities are as follows:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                               1999           1998
                                                             ---------      ---------
                                                              (AMOUNTS IN THOUSANDS)
Current deferred tax assets:
  Provision for doubtful accounts..........................  $   1,301      $     968
  Employee benefits........................................         --            868
                                                             ---------      ---------
          Total net current asset..........................      1,301          1,836
                                                             ---------      ---------
Noncurrent deferred tax assets (liabilities):
  Plant and equipment......................................    (36,355)       (21,586)
  Intangibles..............................................    (93,600)       (90,669)
  Net operating loss carryforwards.........................        709          1,074
  Other....................................................        623            488
                                                             ---------      ---------
          Total net noncurrent liability...................   (128,623)      (110,693)
                                                             ---------      ---------
          Net deferred tax liability.......................  $(127,322)     $(108,857)
                                                             =========      =========

     As of December 31, 1999, Cox Radio had net operating loss carryforwards in various state jurisdictions in which it operates. These net operating loss carryforwards expire through 2005. Cox Radio anticipates that these net operating loss carryforwards will be realized within the allowable periods.

                                COX RADIO, INC.

     Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
                                                            (AMOUNTS IN THOUSANDS)
Federal statutory income tax rate.......................       35%       35%       35%
Computed tax expense at federal statutory rates on
  income before income taxes............................  $33,189   $15,769   $29,586
State income taxes (net of federal tax benefit).........    5,008     4,818     3,918
Non-deductible amortization of intangibles..............    1,447     1,454     1,341
Benefit arising from low income housing credits.........     (608)     (942)     (613)
Other, net..............................................      530       915       575
                                                          -------   -------   -------
          Income tax provision..........................  $39,566   $22,014   $34,807
                                                          =======   =======   =======

     The consolidated federal income tax returns of Cox Enterprises for 1986 through 1997 and the combined California franchise tax returns of Cox Enterprises for 1987 through 1994 are currently under audit. The consolidated federal income tax returns of Cox Radio for 1996 through 1997 are currently under audit. Management believes that any additional liabilities arising from current tax-related audits are sufficiently provided for at December 31, 1999.

9. LONG-TERM DEBT

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

     At December 31, 1999 and 1998, Cox Radio had approximately $220 million and $100 million, respectively, of outstanding indebtedness under the bank credit facility and had approximately $80 million and $200 million, respectively, available under the bank credit facility. The interest rate applied to amounts due under the bank credit facility was 6.90% and 5.78% at December 31, 1999 and 1998, respectively. The bank credit facility contains, among other provisions, defined requirements as to ratio of debt to EBITDA and ratio of EBITDA to interest expense. At December 31, 1999 and 1998, Cox Radio was in compliance with these covenants. Borrowings under the bank credit facility approximate fair value based upon the current borrowing rates available to Cox Radio.

     On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended. The

                                COX RADIO, INC.

notes consist of $100 million principal amount of 6.25% notes due in full in 2003 and $100 million principal amount of 6.375% notes due in full in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, Cox Radio consummated an exchange offer pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act of 1933. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999 (see Note 14). At December 31, 1999 and 1998, the estimated fair value of these notes was approximately $191.0 million and $208.6 million, respectively, based on quoted market prices.

     In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under the bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal amount at an average fixed rate of 6.23% per annum having an average maturity of
6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $1.9 million at December 31, 1999 and a net payable of $4.6 million at December 31, 1998.

10. RETIREMENT PLANS

     Substantially all of Cox Radio's employees participate in the funded, noncontributory defined benefit pension plan of Cox Enterprises and certain key employees participate in an unfunded, non-qualified supplemental pension plan. The plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox Radio and compensation rates during those years. Pension expense allocated to Cox Radio by Cox Enterprises was $1.2 million, $0.9 million and $0.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                                COX RADIO, INC.

     The following table sets forth certain information attributable to the Cox Radio employees' participation in the Cox Enterprises pension plans:

                                                      DECEMBER 31,         DECEMBER 31,
                                                          1999                 1998
                                                   ------------------   ------------------
                                                   FUNDED    UNFUNDED   FUNDED    UNFUNDED
                                                    PLANS     PLANS      PLANS     PLANS
                                                   -------   --------   -------   --------
                                                           (AMOUNTS IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits................................  $14,051    $2,402    $12,562    $1,668
  Nonvested benefits.............................    1,451       303      1,215       226
                                                   -------    ------    -------    ------
Accumulated benefit obligation...................  $15,502    $2,705    $13,777    $1,894
                                                   =======    ======    =======    ======
Projected benefit obligation.....................  $19,268    $3,817    $16,438    $2,616
                                                   =======    ======    =======    ======

     Assumptions used in the actuarial computations were:

                                                               DECEMBER 31,
                                                              --------------
                                                              1999      1998
                                                              ----      ----
Discount rate...............................................  8.00%     6.75%
Rate of increase in compensation levels.....................  5.75%     4.50%
Expected long-term rate of return on assets.................  9.00%     9.00%

     Cox Enterprises may establish a defined benefit pension plan and segregate plan assets for Cox Radio. The amount of the assets that would be segregated would have an estimated fair value equal to the projected benefit obligation of the Cox Enterprises defined benefit pension plan attributable to Cox Radio employees as of December 31, 1999, or $19.3 million. The assets segregated would be used to fund payments to retirees. Any non-qualified supplemental pension plan payments due to Cox Radio employees will be made by Cox Enterprises.

     Cox Enterprises provides certain health care and life insurance benefits to substantially all retirees of Cox Enterprises and its subsidiaries. Postretirement expense allocated to Cox Radio by Cox Enterprises was $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Cox Radio's actuarial present value of benefit obligations at December 31, 1999 was $3.9 million.

     The funded status of the portion of the postretirement plan covering the employees of Cox Radio is not determinable. The actuarial present value of benefit obligations for the postretirement plan of Cox Enterprises substantially exceeded the fair value of assets held in the plan at December 31, 1999.

     Actuarial assumptions used to determine the actuarial present value of benefit obligations include a discount rate of 8.00% (6.75% in 1998) and an expected long-term rate of return on plan assets of 9%. The assumed health care cost trend rate for retirees is 9.5% (10.0% in 1998). For participants prior to age 65, the trend rate gradually decreases to 5.5% by year 2007 and remains level thereafter. For retirees at age 65 or older, this rate decreases to 5.0% by year 2008. Increasing the assumed health care cost trend rate by one percentage point would have resulted in an increase in the Cox Enterprises plan's actuarial present value of benefit obligations of approximately 4.0% and an increase in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 2.8% for 1999.

     In addition, substantially all of Cox Radio's employees are eligible to participate in the savings and investment plan of Cox Enterprises. Under the terms of the plan, Cox Radio matches a discretionary amount no greater than 50% of employee contributions up to a maximum of 6% of the employee's eligible

                                COX RADIO, INC.

compensation. Cox Radio's expense under the plan was $1.2 million, $1.1 million and $0.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

11. STOCK-BASED COMPENSATION PLANS

     During the three years in the period ending December 31, 1999, Cox Radio maintained certain stock-based compensation plans. Cox Radio accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, and related Interpretations. Compensation for the Cox Radio Long-Term Incentive Plan and the Employee Stock Purchase Plan is measured as the excess, if any, of the quoted market price of Cox Radio's stock at the date of the grant over the exercise price. Specific information regarding each plan and required disclosure of pro forma effect on Cox Radio's operations if Statement of Financial Accounting Standards No.123 had been adopted is presented below.

  Cox Radio Employee Stock Purchase Plans

     During 1999, Cox Radio adopted an Employee Stock Purchase Plan, under which Cox Radio was authorized to issue purchase rights totaling 250,000 shares of Class A common stock to substantially all employees who were employed on February 1, 1999 and who work at least 20 hours per week. Pursuant to this plan, Cox Radio issued purchase rights totaling 76,431 shares of Class A common stock. Under the terms of this plan, the purchase price ($48.15 per share) was 85% of the average market value during the ten trading days ending on August 2, 1999. Employees are allowed to purchase the shares via payroll deductions through October 31, 2001, at which time the shares will be issued to the employees. During 1999, no shares were issued to employees under the plan due to cancellation of employees' participation in the plan or termination of employment. The fair value of the employees' purchase rights granted in 1999 was estimated using the Black-Scholes model with the following assumptions: expected volatility of 34%, no payment of dividends, expected life of 2 years and risk-free interest rate of 5.67%. The grant date fair value of each purchase right granted in 1999 was $18.87.

     During 1997, Cox Radio adopted an Employee Stock Purchase Plan, under which Cox Radio was authorized to issue purchase rights totaling 350,000 shares of Class A common stock to substantially all employees who were employed on December 1, 1996 and who work at least 20 hours per week. Pursuant to this plan, Cox Radio issued purchase rights totaling 186,118 shares of Class A common stock. Under the terms of this plan, the purchase price ($17.37 per share) was 85% of the market value on May 1, 1997, and employees were allowed to purchase the shares via payroll deductions through August 1, 1999. During 1999, 1998 and 1997, 5,789, 3,425 and 165 shares, respectively, were issued to employees under the plan due to cancellation of employees' participation in the plan or termination of employment. Upon conclusion of the 1997 plan on August 2, 1999, 152,112 shares of Class A common stock were issued to the remaining plan participants. The fair value of the employees' purchase rights granted in 1997 was estimated using the Black-Scholes model with the following assumptions: expected volatility of 32%, no payment of dividends, expected life of 2 years and risk-free interest rate of 5.4%. The grant date fair value of each purchase right granted in 1997 was $6.27.

                                COX RADIO, INC.

  Cox Radio Long-Term Incentive Plan

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

     Upon the closing of Cox Radio's initial public offering, certain Cox Enterprises Unit Appreciation Plan units awarded in 1994 that would have matured in 1999, were converted into 111,973 restricted shares of Class A common stock issued pursuant to the Long-Term Incentive Plan based on the calculated appreciation of the units and the quoted market price at the date of conversion. These restricted shares remained unvested until the end of the original five-year Unit Appreciation Plan appreciation period. In January 1999, Cox Radio reacquired 39,952 shares of previously restricted Class A common stock for cash consideration of approximately $1.7 million used to pay employee withholding taxes. Certain units awarded in 1996 were cancelled and converted to options to acquire Class A common stock pursuant to the Long-Term Incentive Plan. Options granted under this plan vest 60% after three years from the date of the grant, 80% after four years from the date of the grant and 100% after five years from the date of the grant and expire ten years after the date of the grant. An accelerated vesting schedule has been provided such that the options become fully vested if the market value of the shares exceeds the exercise price by 140% for ten consecutive trading days. Vesting of the options granted during 1999, 1998 and 1997 was accelerated during 1999, 1998 and 1997 based upon this schedule. Because the issue price of incentive stock options awarded during 1999, 1998 and 1997 equaled the then current market price of Cox Radio Class A common stock, no compensation cost has been recognized for these options. The fair value of the options granted during 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 34%, 45% and 32%, respectively, no dividend yield, risk-free interest rate of 4.8%, 5.1% and 5.5%, respectively, and expected life of three years after vesting. A summary of the status of Cox Radio's stock options granted under the

                                COX RADIO, INC.

Long-Term Incentive Plan as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                  1999                         1998                        1997
                       --------------------------   --------------------------   ------------------------
                                      WEIGHTED                     WEIGHTED                   WEIGHTED
                                      AVERAGE                      AVERAGE                    AVERAGE
                        SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE   SHARES    EXERCISE PRICE
                       ---------   --------------   ---------   --------------   -------   --------------
Outstanding at
  beginning of year..    593,110       $23.96         548,202       $19.29       511,673       $18.50
Granted..............    203,156        41.75         187,178        40.16       135,607        22.27
Exercised............   (209,031)       27.25        (136,704)       19.25       (83,214)       18.62
Cancelled............    (27,007)       41.13          (5,566)       40.16       (15,864)       22.53
                       ---------                    ---------                    -------
Outstanding at end of
  year...............    560,228       $30.19         593,110       $23.96       548,202       $19.29
                       =========                    =========                    =======
Options exercisable
  at year-end........    560,228       $30.19         411,498       $19.31       488,524       $18.55
Weighted-average fair
  value of options
  granted during the
  year...............  $   17.46                    $   21.34                    $  9.87

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                        OPTIONS OUTSTANDING
                                         WEIGHTED-AVERAGE
                    NUMBER OF OPTIONS        REMAINING        NUMBER OF OPTIONS
  EXERCISE PRICES      OUTSTANDING       CONTRACTUAL LIFE        EXERCISABLE
  ---------------   -----------------   -------------------   -----------------
      $17.31              19,332               7.00                 19,332
      $18.50             210,980               6.75                210,980
      $20.75              22,168               7.25                 22,168
      $25.38              25,911               7.46                 25,911
      $40.16             129,935               8.00                129,935
      $41.75             151,902               9.00                151,902
                        --------                                   -------
                         560,228                                   560,228
                        ========                                   =======

     Had compensation cost for the Long-Term Incentive Plan and Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards in 1999, 1998 and 1997 consistent with the provisions of Statement of Financial Accounting Standards No. 123, Cox Radio's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
                                                              (AMOUNTS IN THOUSANDS,
                                                             EXCEPT PER SHARE AMOUNTS)
Net income -- As reported.................................  $55,260   $23,040   $49,724
                                                            =======   =======   =======
Net income per share -- basic -- As reported..............  $  1.92   $   .81   $  1.75
                                                            =======   =======   =======
Net income per share -- diluted -- As reported............  $  1.91   $   .80   $  1.75
                                                            =======   =======   =======
Net income -- Pro Forma...................................  $51,337   $21,807   $46,509
                                                            =======   =======   =======
Basic net income per share -- Pro Forma...................  $  1.79   $   .77   $  1.64
                                                            =======   =======   =======
Diluted net income per share -- Pro Forma.................  $  1.78   $   .76   $  1.63
                                                            =======   =======   =======

                                COX RADIO, INC.

12. TRANSACTIONS WITH AFFILIATED COMPANIES

     Cox Radio borrows funds for working capital and other needs from Cox Enterprises. Certain management services are provided to Cox Radio by Cox Enterprises. Such services include legal, corporate secretarial, tax, treasury, internal audit, risk management, benefits administration and other support services and are included in corporate general and administrative expenses in the Consolidated Statements of Operations. Cox Radio was allocated expenses for the years ended December 31, 1999, 1998 and 1997 of approximately $2.7 million, $2.5 million, and $2.2 million, respectively, related to these services. Cox Radio pays rent and certain other occupancy costs to Cox Enterprises for office facilities. Related rent and occupancy expense was approximately $0.1 million for each of the years ended December 31, 1999, 1998 and 1997, respectively. Corporate general and administrative expense allocations are based on a specified percentage of expenses related to the services provided to Cox Radio in relation to those provided to other subsidiaries. Rent and occupancy expense is allocated based on occupied space. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had Cox Radio contracted directly with third parties. Management has not made a study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The fees and expenses to be paid by Cox Radio to Cox Enterprises are subject to change.

     The amounts due from (to) Cox Enterprises are generally due on demand and represent the net of various transactions, including those described above. The amounts due to Cox Enterprises totaled $17.1 million as of December 31, 1999 and amounts due from Cox Enterprises totaled $30.3 million as of December 31, 1998. Cox Radio is paid or pays interest on the daily intercompany balance based on Cox Enterprises' commercial paper rate plus .40%. The rates used during 1999 ranged from 5.5% to 6.9%.

     Included in the amounts due from (to) Cox Enterprises are the following transactions:

                                                              (AMOUNTS IN THOUSANDS)
                                                              ----------------------
Intercompany due from Cox Enterprises, December 31, 1996....        $  49,667
  Cash transferred to Cox Enterprises.......................          164,720
  Acquisitions..............................................         (317,268)
  Borrowings on revolver....................................          235,000
  Net operating expense allocations and reimbursements......         (129,006)
                                                                    ---------
Intercompany due from Cox Enterprises, December 31, 1997....            3,113
                                                                    ---------
  Cash transferred to Cox Enterprises.......................          244,274
  Acquisitions..............................................          (92,633)
  Repayments on revolver....................................         (135,000)
  Net proceeds from public debt offering....................          199,668
  Net operating expense allocations and reimbursements......         (189,130)
                                                                    ---------
Intercompany due from Cox Enterprises, December 31, 1998....           30,292
                                                                    ---------
  Cash transferred to Cox Enterprises.......................          250,059
  Acquisitions..............................................         (232,278)
  Borrowings on revolver....................................          119,870
  Net operating expense allocations and reimbursements......         (185,081)
                                                                    ---------
Intercompany due to Cox Enterprises, December 31, 1999......        $ (17,138)
                                                                    =========

     Cox Radio has estimated that the carrying value of its intercompany advances approximates fair value, given the short-term nature of these advances.

     Cox Radio participates in Cox Enterprises' cash management system, whereby the bank sends daily notification of Cox Radio's checks presented for payment. Cox Enterprises transfers funds from other

                                COX RADIO, INC.

sources to cover Cox Radio's checks presented for payment. Book overdrafts of $8.5 million and $3.9 million existed at December 31, 1999 and 1998, respectively, as a result of Cox Radio's checks outstanding. These book overdrafts were reclassified as accounts payable in the accompanying balance sheets.

     Cox Radio entered into leases with Cox Broadcasting with respect to studio and tower site properties in Atlanta and Dayton that are used for Cox Radio's operations in those markets. These leases have one year terms and the annual rental cost in the aggregate was less than $0.5 million for each of the three years ended December 31, 1999, 1998 and 1997.

     In addition, Cox Interactive Media, Inc., a wholly-owned subsidiary of Cox Enterprises, has designed, developed and operated Internet sites and other similar facilities for Cox Radio.

13. SUPPLEMENTAL CASH FLOW INFORMATION

                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                (AMOUNTS IN THOUSANDS)
Additional cash flow information:
  Cash paid for interest....................................  $22,383   $17,575   $ 9,886
  Cash paid for income taxes................................  $14,758   $17,024   $11,142

14. GUARANTOR FINANCIAL INFORMATION

     CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, is the guarantor of Cox Radio's $200 million notes pursuant to a full and unconditional guarantee. Separate financial statements and other disclosures concerning CXR Holdings are not presented because CXR Holdings is comprised primarily of non-operating assets, including Federal Communications Commission licenses, permits and authorizations and cash royalties, and such separate financial statements and other disclosures would not be meaningful to investors. The following table sets forth condensed financial information of CXR Holdings as of and for the year ended December 31, 1999. Comparative condensed financial information as of and for the year ended December 31, 1998 is presented on a pro forma basis as though CXR Holdings had been formed on January 1, 1998. CXR Holdings was formed on September 11, 1998, and Cox Radio transferred certain of its Federal Communications Commission licenses, permits and authorizations to CXR Holdings as of January 1, 1999. CXR Holdings became the guarantor of the notes on February 1, 1999. Pro forma adjustments consist solely of the recognition of royalty income associated with royalty fees that would have been charged to Cox Radio had CXR Holdings been formed and the corresponding assets transferred on January 1, 1998.

                                                                AS OF DECEMBER 31,
                                                                1999        1998
                                                              (ACTUAL)   (PRO FORMA)
                                                              --------   -----------
ASSETS:
Accounts receivable.........................................  $ 15,066    $ 25,656
Intangible assets, net......................................   391,832     176,404
Other assets................................................       767          --
                                                              --------    --------
          Total assets......................................  $407,665    $202,060
                                                              ========    ========
Shareholder's equity........................................  $407,665    $202,060
                                                              ========    ========

                                COX RADIO, INC.

                                                               YEAR ENDED DECEMBER
                                                                       31,
                                                                1999        1998
                                                              (ACTUAL)   (PRO FORMA)
                                                              --------   -----------
Royalty income..............................................  $39,495      $25,656
Other income................................................      564           --
Depreciation and amortization...............................   (7,301)      (3,701)
                                                              -------      -------
Operating income............................................  $32,758      $21,955
                                                              =======      =======

15. COMMITMENTS AND CONTINGENCIES

     Cox Radio leases land, office facilities, and various items of equipment under non-cancelable operating leases. Rental expense under operating leases amounted to $4.2 million in 1999, $4.0 million in 1998, and $3.0 million in 1997. Future minimum lease payments as of December 31, 1999 for all non-cancelable operating leases are as follows (in thousands):

2000........................................................  $ 2,684
2001........................................................    2,439
2002........................................................    2,165
2003........................................................    1,629
2004........................................................    1,001
Thereafter..................................................    3,517
                                                              -------
          Total.............................................  $13,435
                                                              =======

     Cox Radio has various contracts, primarily for sports programming and on-air personalities, with future minimum payments for 2000, 2001, 2002, 2003, 2004 and thereafter of $13.8 million, $14.8 million, $14.3 million, $14.8 million, $15.6 million and $0.2 million, respectively.

     Cox Radio is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox Radio's consolidated financial position, consolidated results of operations or cash flows.

16. SUBSEQUENT EVENTS

     On February 7, 2000, Cox Radio announced that its Board of Directors approved a three-for-one stock split which could be effected promptly following Cox Radio's May 11, 2000 Annual Meeting of Stockholders. If approved, the stock split would result in a decrease in par value of each share, including shares of preferred stock (authorized with no shares presently outstanding), from $1.00 to $0.33 per share. The shareholders will also vote on a proposal to amend Cox Radio's Articles of Incorporation to increase authorized (a) Class A Common Stock from 70,000,000 to 210,000,000 shares; (b) Class B Common Stock from 45,000,000 to 135,000,000 shares; and (c) preferred stock from 5,000,000 to
15,000,000. If approval is received, the stock split will be payable on May 19, 2000 to shareholders of record on May 12, 2000, unless the Board determines that the stock split is no longer in the best interests of Cox Radio and its shareholders. Because approval is pending until May 11, 2000, financial information contained elsewhere in these financial statements has not been adjusted to reflect the impact of the proposed stock split.

                                COX RADIO, INC.

     Pro forma actual and weighted average shares outstanding and earnings per common share amounts, after giving retroactive effect to the three-for-one stock split, are presented below for all of the per share amounts disclosed in the consolidated financial statements and the notes to the consolidated financial statements:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                (AMOUNTS IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)
Shares outstanding
  Class A Common Stock......................................  28,016    26,916    26,494
  Class B Common Stock......................................  58,733    58,733    58,733
Per share data
  Net income per share -- basic.............................  $ 0.64    $ 0.27    $ 0.59
  Net income per share -- diluted...........................  $ 0.64    $ 0.27    $ 0.58
  Weighted average shares outstanding -- basic..............  86,127    85,383    85,032
  Weighted average shares outstanding -- diluted............  86,637    86,556    85,482

     On March 3, 2000, Cox Radio entered into an agreement to acquire the assets of radio stations KKBQ-FM, KLDE-FM and KKTL-FM serving the Houston, Texas market, and WKHK-FM, WMXB-FM, WKLR-FM and WTVR-AM serving the Richmond, Virginia market, for consideration of approximately $380 million. Pending receipt of all necessary legal and regulatory approvals, Cox Radio anticipates closing this transaction during the second half of 2000.

     On March 14, 2000, Cox Radio entered into an agreement to acquire the outstanding capital stock of Marlin Broadcasting, Inc., which owns radio stations WTMI-FM serving Miami, WCCC-FM and WCCC-AM serving Hartford, Connecticut and WBOQ-FM serving Gloucester, Massachusetts, for approximately $125 million. As part of this transaction, Cox Radio will sell the assets of WCCC-FM, WCCC-AM and WBOQ-FM to certain principals of Marlin Broadcasting for approximately $25 million. Pending receipt of all necessary legal and regulatory approvals, Cox Radio anticipates closing these transactions during the second quarter of 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents incorporated by reference or filed with this Report.

     (1) Audited Consolidated Balance Sheets as of December 31, 1999 and 1998 and Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1999.

     (2) Schedule II - Valuation and qualifying accounts

     (3) Exhibits required to be filed by Item 601 of Regulation S-K:

     Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.1     --  Agreement and Plan of Merger, dated as of July 1, 1996, by and among Cox Radio, Inc., New Cox Radio II, Inc., NewCity
               Communications, Inc. and certain stockholders of NewCity
               Communications, Inc.(1)(2)
   2.2     --  Guaranty by Cox Broadcasting, Inc., dated as of July 1,
               1996, in favor of NewCity Communications, Inc.(1)
   3.1     --  Amended and Restated Certificate of Incorporation of Cox
               Radio, Inc.(1)
   3.2     --  Amended and Restated Bylaws of Cox Radio, Inc.(1)
   4.1     --  Indenture dated as of May 26, 1998 between Cox Radio, Inc.,
               The Bank of New York, WSB, Inc., and WHIO, Inc.(3)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.2     --  Supplemental Indenture dated as of February 1, 1999 by and among trustee, Cox Radio, Inc. and CXR Holdings, Inc.(4)
   4.3     --  Registration Rights Agreement dated May 26, 1998 among Cox
               Radio, Inc., WSB, Inc., WHIO, Inc., and Nationsbanc
               Montgomery Securities, LLC, Chase Securities, Inc., and J.P.
               Morgan Securities, Inc.(5)
   4.4     --  Specimen of Class A Common Stock Certificate.(6)
  10.1     --  Credit Agreement, dated as of March 7, 1997, by and among
               Cox Radio, Inc., Texas Commerce Bank National Association,
               Nationsbank of Texas, N.A. and Citibank, N.A., individually and as agents, and the other banks signatory thereto.(2)(7)
  10.2     --  New CEI Credit Facility.(1)
  10.3     --  Cox Radio, Inc. Long-Term Incentive Plan.(1)
  10.4     --  Cox Radio, Inc. 1997 Employee Stock Purchase Plan.(1)
  10.5     --  Cox Radio, Inc. Restricted Stock Plan for Non-Employee
               Directors.(1)
  10.6     --  Tax Allocation and Indemnification Agreement, dated as of
               September 30, 1996, by and between Cox Enterprises, Inc. and
               Cox Radio, Inc.(1)
  10.7     --  Cox Radio, Inc. 1999 Employee Stock Purchase Plan.
  21       --  Subsidiaries of the Registrant
  23.1     --  Consent of Deloitte & Touche LLP
  24.1     --  Power of Attorney (included on page 48)
  27.1     --  Financial Data Schedule (for SEC use only)

---------------

(1) Incorporated by reference to the corresponding exhibit of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
(2) Schedules and Exhibits intentionally omitted.
(3) Incorporated by reference to Exhibit 4.1 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).
(4) Incorporated by reference to the corresponding exhibit of Cox Radio's Report on Form 10-Q for the period ending March 31, 1999 (Commission File No. 1-12187).
(5) Incorporated by reference to Exhibit 4.2 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).
(6) Incorporated by reference to Exhibit 4.3 of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
(7) Incorporated by reference to Cox Radio's Annual Report on Form 10-K for the period ending December 31, 1996 (Commission File No. 1-12187).

     (b) No Reports on Form 8-K.

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

Date: March 15, 2000

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                /s/ NICHOLAS D. TRIGONY                   Chairman of the Board of       March 15, 2000
--------------------------------------------------------    Directors
                  Nicholas D. Trigony

                   /s/ ROBERT F. NEIL                     President and Chief Executive  March 15, 2000
--------------------------------------------------------    Officer; Director
                     Robert F. Neil                         (principal executive
                                                            officer)

                 /s/ MARITZA C. PICHON                    Chief Financial Officer        March 15, 2000
--------------------------------------------------------    (principal accounting
                   Maritza C. Pichon                        officer and principal
                                                            financial officer)

                  /s/ JAMES C. KENNEDY                    Director                       March 15, 2000
--------------------------------------------------------
                    James C. Kennedy

                 /s/ DAVID E. EASTERLY                    Director                       March 15, 2000
--------------------------------------------------------
                   David E. Easterly

                /s/ ERNEST D. FEARS, JR.                  Director                       March 15, 2000
--------------------------------------------------------
                  Ernest D. Fears, Jr.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                   /s/ PAUL M. HUGHES                     Director                       March 15, 2000
--------------------------------------------------------
                     Paul M. Hughes

                   /s/ MARC W. MORGAN                     Director                       March 15, 2000
--------------------------------------------------------
                     Marc W. Morgan

                /s/ RICHARD F. FERGUSON                   Director                       March 15, 2000
--------------------------------------------------------
                  Richard F. Ferguson

                                                                     SCHEDULE II

                                COX RADIO, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                         BALANCE AS OF   ASSUMED IN    CHARGES TO
                                           BEGINNING      BUSINESS     COSTS AND                 BALANCE AS OF
FOR THE FISCAL YEARS ENDED DECEMBER 31,    OF PERIOD     COMBINATION    EXPENSES    DEDUCTIONS   END OF PERIOD
---------------------------------------  -------------   -----------   ----------   ----------   -------------
                                                                (AMOUNTS IN THOUSANDS)
1999..................................      $2,862          $ --         $1,772       $1,668        $2,966
1998..................................       1,875            --          1,577          590         2,862
1997..................................         834           705          1,139          803         1,875