Form 10-K405/A
period 1999-12-31
COX RADIO INC
filed 2000-03-20
CIK 1018522

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K/A
                               (Amendment No. 1)
                             ---------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE


     This amended report is being filed to include disclosure regarding a class action lawsuit filed on March 6, 2000. The lawsuit is described under Item 3, Legal Proceedings, and in Note 15 to the consolidated financial statements of Cox Radio included under Item 8, Consolidated Financial Statements and Supplementary Data. Other than the disclosure regarding this recently filed lawsuit, the disclosure in Cox Radio's Form 10-K, including the remainder of the consolidated financial statements, remains unchanged.

ITEM 3.  LEGAL PROCEEDINGS

     On March 6, 2000, Cox Radio was named as defendant in a putative class action suit filed in the state court in Gwinnett County, Georgia, alleging violations of the federal Telephone Consumer Protection Act and related Georgia telemarketing laws. The complaint seeks statutory damages in the amount of $1,500, plus actual and punitive damages and attorneys' fees, on behalf of each person "throughout the State of Georgia" who received an unsolicited pre-recorded telephone message delivering an "advertisement" from a Cox Radio radio station. Cox Radio is in the process of preparing its response to the complaint, and intends to defend this action vigorously. At present, we are unable to assess the materiality of this action or predict its outcome.

     Cox Radio is a party to various other legal proceedings which are ordinary and incidental to its business. Management does not expect that any of these other legal proceedings currently pending will have a material adverse impact on Cox Radio's consolidated financial position, results of operations or cash flows.

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

                                          DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 7, 2000
(March 6, 2000 as to Note 15
and March 14, 2000 as to Note 16)

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

     On March 6, 2000, Cox Radio was named as defendant in a putative class action suit filed in the state court of Gwinnett County, Georgia, alleging violations of the federal Telephone Consumer Protection Act and related Georgia telemarketing laws. The Complaint seeks statutory damages in the amount of $1,500, plus actual and punitive damages and attorneys' fees, on behalf of each person "throughout the State of Georgia" who received an unsolicited pre-recorded telephone message delivering an "advertisement" from a Cox Radio radio station. Cox Radio is in process of preparing its response to the Complaint, and intends to defend this action vigorously. At present we are unable to assess the materiality of this action or predict its outcome.

     Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these other legal proceedings currently pending will have a material adverse impact on Cox Radio's consolidated financial position, consolidated results of operations or cash flows.

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

                                COX RADIO, INC.

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

     (2) Schedule II - Valuation and qualifying accounts

     (3) Exhibits required to be filed by Item 601 of Regulation S-K:

     Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.1     --  Agreement and Plan of Merger, dated as of July 1, 1996, by and among Cox Radio, Inc., New Cox Radio II, Inc., NewCity
               Communications, Inc. and certain stockholders of NewCity
               Communications, Inc.(1)(2)
   2.2     --  Guaranty by Cox Broadcasting, Inc., dated as of July 1,
               1996, in favor of NewCity Communications, Inc.(1)
   3.1     --  Amended and Restated Certificate of Incorporation of Cox
               Radio, Inc.(1)
   3.2     --  Amended and Restated Bylaws of Cox Radio, Inc.(1)
   4.1     --  Indenture dated as of May 26, 1998 between Cox Radio, Inc.,
               The Bank of New York, WSB, Inc., and WHIO, Inc.(3)
   4.2     --  Supplemental Indenture dated as of February 1, 1999 by and among trustee, Cox Radio, Inc. and CXR Holdings, Inc.(4)
   4.3     --  Registration Rights Agreement dated May 26, 1998 among Cox
               Radio, Inc., WSB, Inc., WHIO, Inc., and Nationsbanc
               Montgomery Securities, LLC, Chase Securities, Inc., and J.P.
               Morgan Securities, Inc.(5)
   4.4     --  Specimen of Class A Common Stock Certificate.(6)
  10.1     --  Credit Agreement, dated as of March 7, 1997, by and among
               Cox Radio, Inc., Texas Commerce Bank National Association,
               Nationsbank of Texas, N.A. and Citibank, N.A., individually and as agents, and the other banks signatory thereto.(2)(7)
  10.2     --  New CEI Credit Facility.(1)
  10.3     --  Cox Radio, Inc. Long-Term Incentive Plan.(1)
  10.4     --  Cox Radio, Inc. 1997 Employee Stock Purchase Plan.(1)
  10.5     --  Cox Radio, Inc. Restricted Stock Plan for Non-Employee
               Directors.(1)
  10.6     --  Tax Allocation and Indemnification Agreement, dated as of
               September 30, 1996, by and between Cox Enterprises, Inc. and
               Cox Radio, Inc.(1)
  10.7     --  Cox Radio, Inc. 1999 Employee Stock Purchase Plan.*
  21       --  Subsidiaries of the Registrant*
  23.1     --  Consent of Deloitte & Touche LLP dated March 15, 2000*
  23.2     --  Consent of Deloitte & Touche LLP dated March 20, 2000
  24.1     --  Power of Attorney (included on page 48)
  27.1     --  Financial Data Schedule (for SEC use only)*

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

    * Previously Filed

     (b) No Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Radio, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COX RADIO, INC.

                                          By:      /s/ MARITZA C. PICHON
                                            ------------------------------------
                                                       Maritza C. Pichon
                                                   Chief Executive Officer

Date: March 20, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cox Radio, Inc. and in the capacities and on the dates indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                        *                                 Chairman of the Board of       March 20, 2000
--------------------------------------------------------    Directors
                  Nicholas D. Trigony

                        *                                 President and Chief Executive  March 20, 2000
--------------------------------------------------------    Officer; Director
                     Robert F. Neil                         (principal executive
                                                            officer)

                        *                                 Chief Financial Officer        March 20, 2000
--------------------------------------------------------    (principal accounting
                   Maritza C. Pichon                        officer and principal
                                                            financial officer)

                        *                                 Director                       March 20, 2000
--------------------------------------------------------
                    James C. Kennedy

                        *                                 Director                       March 20, 2000
--------------------------------------------------------
                   David E. Easterly

                        *                                 Director                       March 20, 2000
--------------------------------------------------------
                  Ernest D. Fears, Jr.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                        *                                 Director                       March 20, 2000
--------------------------------------------------------
                     Paul M. Hughes

                        *                                 Director                       March 20, 2000
--------------------------------------------------------
                     Marc W. Morgan

                        *                                 Director                       March 20, 2000
--------------------------------------------------------
                  Richard A. Ferguson


                               POWER OF ATTORNEY

     Maritza C. Pichon, by signing her name hereto, does sign this document on behalf of the persons indicated above for whom she is attorney-in-fact pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.


                                    By:   /s/ MARITZA C. PICHON
                                       -------------------------------
                                       Maritza C. Pichon
                                       Chief Financial Officer