Form 10-Q
period 2000-03-31
COX RADIO INC
filed 2000-05-10
CIK 1018522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         There were 9,378,492 shares of Class A Common Stock outstanding as of April 30, 2000.

         There were 19,577,672 shares of Class B Common Stock outstanding as of April 30, 2000.

                                 COX RADIO, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                                   PAGE
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS................................................    3

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...........................................   12

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........   17


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS...................................................   18

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K....................................   18

SIGNATURES......................................................................   20

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                COX RADIO, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                MARCH 31,           DECEMBER 31,
                                                                                  2000                 1999
                                                                               -----------          -----------
                                                                                    (AMOUNTS IN THOUSANDS)

ASSETS
Current Assets:
  Cash and cash equivalents .........................................          $    8,561           $ 14,704
  Restricted cash ...................................................              75,644                 --
  Accounts  receivable, less allowance for doubtful accounts
     of $3,138 and $2,966, respectively .............................              68,235             74,775
  Prepaid expenses and other current assets .........................               7,238              4,387
                                                                               ----------           --------

     Total current assets ...........................................             159,678             93,866

Plant and equipment, net ............................................              56,988             56,582
Intangible assets, net ..............................................             799,176            829,307
Station investment note receivable ..................................                  --                850
Other assets ........................................................               5,577              6,016
                                                                               ----------           --------

     Total assets ...................................................          $1,021,419           $986,621
                                                                               ==========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses .............................          $   22,102           $ 28,115
  Accrued salaries and wages ........................................               5,730              4,464
  Accrued interest ..................................................               4,838              2,476
  Income taxes payable ..............................................               3,105              5,462
  Other current liabilities .........................................               1,943              1,572
  Amounts due to Cox Enterprises, Inc. ..............................               3,461             17,138
                                                                               ----------           --------

     Total current liabilities ......................................              41,179             59,227

Notes payable .......................................................             420,119            420,105
Deferred income taxes ...............................................             146,517            128,623
                                                                               ----------           --------
     Total liabilities ..............................................             607,815            607,955
                                                                               ----------           --------

Commitments and contingencies (Note 3)

Shareholders' Equity:
   Preferred stock, $1.00 par value: 5,000,000 shares authorized,
     None outstanding ...............................................                  --                 --
  Class A common stock, $1.00 par value; 70,000,000 shares
     authorized; 9,376,372 and 9,338,661 shares outstanding at
     March 31, 2000 and December 31, 1999, respectively .............               9,376              9,339
  Class B common stock, $1.00 par value; 45,000,000 shares
     authorized; 19,577,672 shares outstanding at March 31, 2000
     and December 31, 1999 ..........................................              19,578             19,578
  Additional paid-in capital ........................................             266,898            264,865
  Retained earnings .................................................             119,403             86,535
                                                                               ----------           --------
                                                                                  415,255            380,317
  Less: Class A common stock held in treasury (39,952 shares at cost)              (1,651)            (1,651)
                                                                               ----------           --------
     Total shareholders' equity .....................................             413,604            378,666
                                                                               ----------           --------
     Total liabilities and shareholders' equity .....................          $1,021,419           $986,621
                                                                               ==========           ========

            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      -------------------------
                                                                        2000             1999
                                                                      --------          -------
                                                                         (AMOUNTS IN THOUSANDS,
                                                                         EXCEPT PER SHARE DATA)
NET REVENUES:
   Local ...................................................          $54,371           $45,210
   National ................................................           17,967            13,744
   Other ...................................................            3,540             1,419
                                                                      -------           -------
     Total net revenues ....................................           75,878            60,373
COSTS AND EXPENSES:
   Operating ...............................................           17,420            14,866
   Selling, general and administrative .....................           31,781            25,803
   Corporate general and administrative ....................            2,843             2,186
   Depreciation and amortization ...........................            7,267             6,358
   Gain on sales of assets .................................              (62)               --
   Gain on sales of radio stations .........................          (45,348)               --
                                                                      -------           -------

OPERATING INCOME ...........................................           61,977            11,160

OTHER INCOME (EXPENSE):
Interest income ............................................              649               466
Interest expense ...........................................           (6,940)           (4,846)
Other - net ................................................             (240)              (69)
                                                                      -------           -------
INCOME BEFORE INCOME TAXES .................................           55,446             6,711
Income taxes ...............................................           22,578             2,887
                                                                      -------           -------
NET INCOME .................................................          $32,868           $ 3,824
                                                                      =======           =======

Net income per common share - basic ........................          $  1.14           $   .13
                                                                      =======           =======
Net income per common share - diluted ......................          $  1.13           $   .13
                                                                      =======           =======

Weighted average basic common shares outstanding ...........           28,925            28,577
                                                                      =======           =======
Weighted average diluted common shares outstanding .........           29,135            28,884
                                                                      =======           =======


            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                      CLASS A               CLASS B
                                   COMMON STOCK          COMMON STOCK     ADDITIONAL               TREASURY STOCK
                                  ----------------    ----------------      PAID-IN    RETAINED   -----------------
                                  SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL     EARNINGS   SHARES     AMOUNT       TOTAL
                                  ------    ------    ------    ------     -------     --------   ------     -------      -----
                                                                   (AMOUNTS IN THOUSANDS)
BALANCE AT
   DECEMBER 31, 1999 ..........    9,339    $9,339    19,578    $19,578    $264,865    $ 86,535      40    $   (1,651)   $378,666
                                   -----    ------    ------    -------    --------    --------    ----    ----------    --------


  Net income ..................       --        --        --         --          --      32,868      --            --      32,868
  Issuance of Class A
   common  stock
   related to
   incentive plans ............       37        37        --         --       2,033          --      --            --       2,070
                                   -----    ------    ------    -------    --------    --------    ----    ----------    --------

BALANCE AT
   MARCH 31, 2000 .............    9,376    $9,376    19,578    $19,578    $266,898    $119,403    $ 40        (1,651)   $413,604
                                   =====    ======    ======    =======    ========    ========    ====    ==========    ========

            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               --------------------------
                                                                                  2000            1999
                                                                               ------------   -----------
                                                                                (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................    $32,868           $ 3,824
Items not requiring cash:
  Depreciation ............................................................      1,301             1,637
  Amortization ............................................................      5,966             4,721
  Deferred income taxes ...................................................     17,894               265
  Gain on sales of assets .................................................        (62)               --
  Gain on sales of radio stations .........................................    (45,348)               --
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
  Decrease in accounts receivable .........................................      5,739             8,523
  (Decrease) increase in accounts payable and accrued expenses ............     (1,472)              938
  Increase in accrued salaries and wages ..................................      1,266               300
  Increase in accrued interest ............................................      2,362             3,113
  Increase (decrease) in taxes payable ....................................     (1,642)            1,975
  Other, net ..............................................................     (2,480)           (1,574)
                                                                               -------           -------
       Net cash provided by operating activities ..........................     16,392            23,722
                                                                               -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ......................................................     (1,787)           (1,780)
Acquisitions, net of cash acquired ........................................     (4,523)          (18,132)
Decrease in station investment note receivable ............................        850             6,400
Decrease (increase) in other long-term assets .............................        246            (2,142)
Proceeds from sales of assets .............................................        419                --
Proceeds from sales of radio stations .....................................     75,000                --
Increase in cash restricted for investment ................................    (75,644)               --
Decrease in amounts due to Cox Enterprises ................................    (13,677)           (7,257)
                                                                               -------           -------
       Net cash used in investing activities ..............................    (19,116)          (22,911)
                                                                               -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of long-term debt ..........................................         14                17
Proceeds from stock options exercised .....................................      1,355               977
Repurchase of Class A common stock ........................................         --            (1,651)
Decrease in book overdrafts ...............................................     (4,788)             (779)
                                                                               -------           -------
       Net cash used in financing activities ..............................     (3,419)           (1,436)
                                                                               -------           -------

Net decrease in cash and cash equivalents .................................     (6,143)             (625)
Cash and cash equivalents at beginning of period ..........................     14,704             6,479
                                                                               -------           -------
Cash and cash equivalents at end of period ................................    $ 8,561           $ 5,854
                                                                               =======           =======


            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION AND OTHER INFORMATION

         Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 68% of the common stock of Cox Radio and has approximately 95% of the voting power of Cox Radio.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and notes thereto contained in Cox Radio's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (Commission File No. 1-12187).

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000 or any other interim period.

         Certain prior year amounts have been reclassified for comparative purposes.

2.       ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

         During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA, the company operating a station provides programming, sales and marketing services. Under a JSA, the company operating a station provides sales and marketing services. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in Cox Radio's operations since the respective dates of such agreements.

         All consummated and pending acquisitions discussed below have been or will be accounted for using the purchase method. As such, the results of operations of the acquired stations have been or will be included in the results of operations from the date of acquisition. Specific transactions entered into or consummated by Cox Radio during the three months ended March 31, 2000 and through May 1, 2000 are discussed below. In addition, the pending AMFM Inc. transaction has been included below due to its significance.

         In August 1999, Cox Radio agreed to acquire from AMFM Inc. WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and local sales rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California plus approximately $3 million. In October 1999, Cox Radio began operating the stations to be acquired (other than WYBC-FM) pursuant to an LMA and WYBC-FM pursuant to a JSA. Pending certain regulatory approvals, including obtaining a temporary waiver of the FCC's newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta, Cox Radio anticipates consummating this transaction in the second half of 2000.

         In January 2000, Cox Radio acquired the assets of KRTQ-FM (formerly KTFX-FM) in Tulsa, Oklahoma for consideration of $3.5 million. Cox Radio had been operating this station pursuant to an LMA since January 1999.

         Also in January 2000, Cox Radio disposed of the assets of KACE-FM and KRTO-FM, serving the Los Angeles, California market, for consideration of approximately $75 million.

         On March 3, 2000, Cox Radio entered into an agreement to acquire the assets of radio stations KKBQ-FM, KLDE-FM and KKTL-FM, serving the Houston, Texas market, and WKHK-FM, WMXB-FM, WKLR-FM and WTVR-AM, serving the Richmond, Virginia market, for consideration of approximately $380 million. Pending receipt of all necessary legal and regulatory approvals, Cox Radio anticipates closing this transaction during the second half of 2000.

         For tax purposes, Cox Radio intends to account for the disposition of KACE-FM and KRTO-FM, serving the Los Angeles, California market, and the acquisition of WKHK-FM, WMXB-FM, WKLR-FM and WTVR-AM, serving the Richmond, Virginia market, as like-kind exchanges. Tax rules allow Cox Radio to defer a substantial portion of the related tax gains on these transactions upon the reinvestment of the net proceeds in qualifying future acquisitions. Restricted cash of $75.6 million was held in escrow pending reinvestment and has been reported in the March 31, 2000 Consolidated Balance Sheet as restricted cash.

         On March 14, 2000, Cox Radio entered into an agreement to acquire the outstanding capital stock of Marlin Broadcasting, Inc., which owns radio stations WTMI-FM serving Miami, WCCC-FM and WCCC-AM serving Hartford, Connecticut and WBOQ-FM serving Gloucester, Massachusetts, for approximately $125 million. As part of this transaction, Cox Radio will sell certain assets of Marlin comprising WCCC-FM, WCCC-AM and WBOQ-FM to certain principals of Marlin for approximately $25 million. Pending receipt of all necessary legal and regulatory approvals, Cox Radio anticipates closing these transactions during the second half of 2000.

         On April 2, 2000, the LMA for WCNN-AM, serving the Atlanta, Georgia market, terminated.

         Also in April 2000, Cox Radio disposed of the assets of KGMZ-FM, serving the Honolulu, Hawaii market, for approximately $6.6 million. Cox Radio continues to manage this station's local, regional and national advertising sales efforts under a JSA. In addition, Cox Radio is a guarantor of the buyer's financing for this transaction.

         On May 1, 2000, Cox Radio acquired the assets of KINE-FM, KCCN-FM and KCCN-AM, serving the Honolulu, Hawaii market, for consideration of approximately $17.8 million.

         The following unaudited pro forma summary of operations presents the consolidated results of operations as if all consummated and pending transactions had occurred on January 1, 1999 and does not purport to be indicative of what would have occurred had these transactions been made as of that date or of results which may occur in the future.


                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ------------------------------
                                                                          2000                1999
                                                                          ----                ----
                                                                            (IN THOUSANDS, EXCEPT
                                                                              PER SHARE DATA)
Net revenues ...............................................          $   85,102          $   72,154
Net ........................................................          $    4,341          $    2,345
                                                                      ==========          ==========

Basic pro forma net income per common ......................          $      .15          $      .08
share
                                                                      ==========          ==========
Diluted pro forma net income per common ....................          $      .15          $      .08
share
                                                                      ==========          ==========

Basic pro forma shares outstanding .........................              28,925              28,577
                                                                      ==========          ==========
Diluted pro forma shares outstanding .......................              29,135              28,884
                                                                      ==========          ==========

3.       COMMITMENTS AND CONTINGENCIES

         On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The interest rate is based on the London Interbank Offered Rate plus a spread determined by the ratio of Cox Radio's debt to EBITDA. This facility includes a commitment fee on the unused portion of the total amount available of .1% to .25% based on the ratio of Cox Radio's debt to EBITDA. Cox Radio borrowed approximately $110 million under this bank credit facility to consummate its acquisition of NewCity Communications in 1997. At March 31, 2000 and December 31, 1999, Cox Radio had approximately $220 million of outstanding indebtedness under the bank credit facility and had approximately $80 million available under the bank credit facility. The interest rate applied to amounts due under the bank credit facility was 6.58% at March 31, 2000 and 6.9% at December 31, 1999. The bank credit facility contains, among other provisions, defined requirements as to ratio of debt to EBITDA and ratio of EBITDA to interest expense. At March 31, 2000 and December 31, 1999, Cox Radio was in compliance with these covenants. Borrowings under the bank credit facility approximate fair value based upon the current borrowing rates available to Cox Radio.

         On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended, which have been exchanged for notes which have been registered under the Securities Act of 1933. The notes consist of $100 million principal amount of 6.25% notes due in full in 2003 and $100 million principal amount of 6.375% notes due in full in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then-wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, Cox Radio consummated an exchange offer pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act of 1933. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At March 31, 2000 and December 31, 1999, the estimated fair value of these notes was approximately $191.3 and $191.0 million, respectively, based on quoted market prices.

         In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under the bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal amount at an average fixed rate of 6.23% per annum having an average maturity of
6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $2.3 million and $1.9 million at March 31, 2000 and December 31, 1999, respectively.

         On May 2, 2000, Cox Radio's universal shelf registration statement filed on Form S-3 with the Securities and Exchange Commission was declared effective. Under the universal shelf registration statement, Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidences of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A Common Stock, warrants, stock purchase contracts and stock purchase units of Cox Radio and preferred securities of the Cox Radio trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.

         On March 6, 2000, Cox Radio was named as a defendant in a putative class action suit filed in the state court in Gwinnett County, Georgia, alleging violations of the federal Telephone Consumer Protection Act and related Georgia telemarketing laws. The complaint seeks statutory damages in the amount of $1,500, plus actual and punitive damages and attorneys' fees, on behalf of each person "throughout the State of Georgia" who received an unsolicited pre-recorded telephone message delivering an "advertisement" from a Cox Radio radio station. On May 1, 2000, the lawsuit was dismissed without prejudice. The plaintiff does, however, reserve the right to pursue the action against Cox Radio at a later date.

4.       GUARANTOR FINANCIAL INFORMATION

         CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, was formed on September 11, 1998, and Cox Radio transferred certain of its Federal Communications Commission licenses, permits and authorizations to CXR Holdings as of January 1, 1999. CXR Holdings became the guarantor of Cox Radio's $200 million notes pursuant to a full and unconditional guarantee on February 1, 1999. Separate financial statements and other disclosures concerning CXR Holdings are not presented because CXR Holdings is comprised primarily of non-operating assets, including Federal Communications Commission licenses, permits and authorizations and cash royalties, and such separate financial statements and other disclosures would not be meaningful to investors. The following table sets forth condensed financial information of CXR Holdings as of March 31, 2000 and December 31, 1999 and for the three month periods ended March 31, 2000 and 1999.

                                                   AS OF
                                          MARCH 31,      DECEMBER 31,
                                            2000             1999
                                          ---------------------------
                                           (AMOUNTS IN THOUSANDS)
ASSETS:
Accounts receivable - Cox Radio          $ 29,034          $ 15,066
Intangible assets, net                    392,192           391,832
Other assets                                   58               767
                                         --------          --------
     Total assets .............          $421,284          $407,665
                                         ========          ========
Shareholder's equity ..........          $421,284          $407,665
                                         ========          ========

                                           THREE MONTHS ENDED MARCH 31,
                                              2000              1999
                                           ----------------------------
                                              (AMOUNTS IN THOUSANDS)

     Royalty income - Cox Radio ..          $ 9,874           $ 6,870
     Other income, net ...........              288                --
     Depreciation and amortization           (2,533)           (1,160)
                                            -------           -------
     Operating income ............          $ 7,629           $ 5,710
                                            =======           =======

5.       EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                       2000           1999
                                                                       ----           ----
                                                                      (AMOUNTS IN THOUSANDS,
                                                                      EXCEPT PER SHARE DATA)

NET INCOME .....................................................      $ 32,868       $  3,824
                                                                      ========       ========

BASIC NET INCOME PER COMMON SHARE
Weighted-average common shares outstanding .....................        28,925         28,577
                                                                      ========       ========
Basic net income per common share ..............................      $   1.14       $    .13
                                                                      ========       ========

DILUTED NET INCOME PER COMMON SHARE
Weighted-average common shares outstanding - basic .............        28,925         28,577

   Shares issuable on exercise of dilutive options .............           838            749
   Shares assumed to be purchased with proceeds from options ...          (671)          (616)

   Shares issuable pursuant to employee stock purchase plan ....            76            186
   Shares assumed to be purchased with proceeds from
      employee stock purchase plan .............................           (33)           (12)
                                                                      --------       --------

Shares applicable to diluted net income per common share .......        29,135         28,884
                                                                      ========       ========


Diluted net income per common share ............................      $   1.13       $    .13
                                                                      ========       ========


         In January 1999, Cox Radio reacquired 39,952 shares of previously restricted Class A Common Stock from employees for cash consideration of approximately $1.7 million which was used to pay employee withholding taxes.

         On February 7, 2000, Cox Radio announced that its Board of Directors approved a three-for-one stock split which could be effected promptly following Cox Radio's May 11, 2000 Annual Meeting of Stockholders. If approved, the stock split would result in a decrease in par value of each share, including shares of preferred stock (authorized with no shares presently outstanding), from $1.00 to $0.33 per share. At the Annual meeting of Stockholders, the stockholders will also vote on a proposal to amend Cox Radio's Articles of Incorporation to increase authorized (a) Class A Common Stock from 70,000,000 to 210,000,000 shares; (b) Class B Common Stock from 45,000,000 to 135,000,000 shares; and (c) preferred stock from 5,000,000 to 15,000,000. If approval is received, the stock split will be effected as a dividend payable on May 19, 2000 to stockholders of record on May 12, 2000, unless the Board determines that the stock split is no longer in the best interests of Cox Radio and its stockholders. Because approval is pending until May 11, 2000, financial information contained elsewhere in these financial statements has not been adjusted to reflect the impact of the proposed stock split.

         Pro forma actual and weighted average shares outstanding and earnings per common share amounts, after giving retroactive effect to the three-for-one stock split, are presented below for all of the per share amounts disclosed in the consolidated financial statements and the notes to the consolidated financial statements:

                                                         THREE MONTHS ENDED
                                                         ------------------
                                                              MARCH 31,
                                                              ---------
                                                         2000            1999
                                                         ----            ----
                                                       (AMOUNTS IN THOUSANDS,
                                                      EXCEPT PER SHARE AMOUNTS)
Shares outstanding
   Class A Common Stock ............................      28,128      27,063
   Class B Common Stock ............................      58,733      58,733

Per share data
   Net income per share - basic ....................     $  0.38     $  0.04
   Net income per share - diluted ..................     $  0.38     $  0.04
   Weighted average shares outstanding - basic .....      86,775      85,731
   Weighted average shares outstanding - diluted ...      87,405      86,652

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited historical Consolidated Statements of Income for the three month periods ended March 31, 2000 and 1999.

         This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include, but may not be limited to, the information regarding future cash requirements of Cox Radio and statements regarding the intent, belief or current expectations of Cox Radio and its management. For such statements, Cox Radio claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended. Cox Radio's results could differ materially from those discussed in each forward-looking statement due to various factors which are outside Cox Radio's control, including competition for audience share and advertising revenue from other radio stations, electronic and print media and new media technologies and governmental regulation of the radio broadcasting industry. For a more detailed discussion of these factors and others, see the Risk Factors section of Cox Radio's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 (Commission File No. 1-12187).

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

    The performance of a radio station group, such as Cox Radio, is customarily measured by its ability to generate Broadcast Cash Flow, EBITDA and After-tax Cash Flow. Broadcast Cash Flow is defined as net revenues less station operating expenses. EBITDA is defined as operating income excluding the gain on sales of assets and radio stations plus depreciation and amortization. After-tax Cash Flow is defined as income (loss) before extraordinary items excluding gain on sales of assets and radio stations plus depreciation, amortization and deferred tax expense. Although Broadcast Cash Flow, EBITDA and After-tax Cash Flow are not recognized under generally accepted accounting principles, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, Cox Radio believes that these measures will be useful to investors. However, Broadcast Cash Flow, EBITDA or After-tax Cash Flow should not be considered to be an alternative to operating income or cash flows from operating activities (as a measure of liquidity), each as determined in accordance with generally accepted accounting principles, or an indicator of Cox Radio's performance under generally accepted accounting principles.

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

ACQUISITIONS AND DISPOSITIONS

         During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA, the company operating a station provides programming, sales and marketing services. Under a JSA, the company operating a station provides sales and marketing services. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in Cox Radio's operations since the respective dates of such agreements.

         All consummated and pending acquisitions discussed below have been or will be accounted for using the purchase method. As such, the results of operations of the acquired stations have been or will be included in the results of operations from the date of acquisition. Specific transactions entered into or consummated by Cox Radio during the three months ended March 31, 2000 and through May 1, 2000 are discussed below. In addition, the pending AMFM Inc. transaction has been included below due to its significance.

         In August 1999, Cox Radio agreed to acquire from AMFM Inc. WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and local sales rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California plus approximately $3 million. In October 1999, Cox Radio began operating the stations to be acquired (other than WYBC-FM) pursuant to an LMA and WYBC-FM pursuant to a JSA. Pending certain regulatory approvals, including obtaining a temporary waiver of the FCC's newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta, Cox Radio anticipates consummating this transaction in the second half of 2000.

         In January 2000, Cox Radio acquired the assets of KRTQ-FM (formerly KTFX-FM) in Tulsa, Oklahoma for consideration of $3.5 million. Cox Radio had been operating this station pursuant to an LMA since January 1999.

         Also in January 2000, Cox Radio disposed of the assets of KACE-FM and KRTO-FM, serving the Los Angeles, California market, for consideration of approximately $75 million.

         On March 3, 2000, Cox Radio entered into an agreement to acquire the assets of radio stations KKBQ-FM, KLDE-FM and KKTL-FM, serving the Houston, Texas market, and WKHK-FM, WMXB-FM, WKLR-FM and WTVR-AM, serving the Richmond, Virginia market, for consideration of approximately $380 million. Pending receipt of all necessary legal and regulatory approvals, Cox Radio anticipates closing this transaction during the second half of 2000.

         For tax purposes, Cox Radio intends to account for the disposition of KACE-FM and KRTO-FM, serving the Los Angeles, California market, and the acquisition of WKHK-FM, WMXB-FM, WKLR-FM and WTVR-AM, serving the Richmond, Virginia market, as like-kind exchanges. Tax rules allow Cox Radio to defer a substantial portion of the related tax gains on these transactions upon the reinvestment of the net proceeds in qualifying future acquisitions. Restricted cash of $75.6 million was held in escrow pending reinvestment and has been reported in the March 31, 2000 Consolidated Balance Sheet as restricted cash.

         On March 14, 2000, Cox Radio entered into an agreement to acquire the outstanding capital stock of Marlin Broadcasting, Inc., which owns radio stations WTMI-FM serving Miami, WCCC-FM and WCCC-AM serving Hartford, Connecticut and WBOQ-FM serving Gloucester, Massachusetts, for approximately $125 million. As part of this transaction, Cox Radio will sell certain assets of Marlin comprising WCCC-FM, WCCC-AM and WBOQ-FM to certain principals of Marlin for approximately $25 million. Pending receipt of all necessary legal and regulatory approvals, Cox Radio anticipates closing these transactions during the second half of 2000.

         On April 2, 2000, the LMA for WCNN-AM, serving the Atlanta, Georgia market, terminated.

         Also in April 2000, Cox Radio disposed of the assets of KGMZ-FM, serving the Honolulu, Hawaii market, for approximately $6.6 million. Cox Radio continues to manage this station's local, regional and national advertising sales efforts under a JSA. In addition, Cox Radio is a guarantor of the buyer's financing for this transaction.

         On May 1, 2000, Cox Radio acquired the assets of KINE-FM, KCCN-FM and KCCN-AM, serving the Honolulu, Hawaii market, for consideration of approximately $17.8 million.

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to three months ended March 31, 1999

         Net revenues for the first quarter of 2000 increased $15.5 million to $75.9 million, a 25.7% increase over the first quarter of 1999. This increase was primarily a result of the acquisition of radio stations in Tampa, Florida; Louisville, Kentucky; and Honolulu, Hawaii; the acquisition of the operations of radio stations in Jacksonville, Florida; New Haven, Connecticut; Stamford-Norwalk, Connecticut; Atlanta, Georgia; and Miami, Florida; and offset somewhat by the disposition of stations in Syracuse, New York and the operations of KFI-AM and KOST-FM in Los Angeles, California. In addition there were significant increases in net revenues at the stations in Atlanta, Georgia; Long Island, New York; and Orlando, Florida; which were realized as a result of continued strong ratings performance.

         Station operating expenses increased $8.5 million to $49.2 million, an increase of 21.0% over the first quarter of 1999. This increase was primarily as a result of the acquisition of radio stations in Tampa, Florida; Louisville, Kentucky; and Honolulu, Hawaii, the acquisition of the operations of radio stations in Jacksonville, Florida; New Haven, Connecticut; Stamford-Norwalk, Connecticut; Atlanta, Georgia; and Miami, Florida and offset somewhat by the disposition of stations in Syracuse, New York and the disposition of the operations of KFI-AM and KOST-FM in Los Angeles, California, and also due to higher programming and sales related costs which are driven by ratings and revenues, respectively.

         Broadcast cash flow increased $7.0 million to $26.7 million, a 35.4% increase over the first quarter of 1999 for the reasons discussed above.

         Corporate general and administrative expenses increased $0.7 million to $2.8 million primarily due to higher overhead costs incurred as a result of the increase in number of stations owned and/or operated in 2000.

         Operating income increased $50.8 million to $62.0 million for the first quarter of 2000, primarily as a result of a $46.6 million pre-tax gain on the sale of KACE-FM and KRTO-FM in Los Angeles, California and for the reasons discussed above.

         Interest expense during the first quarter of 2000 totaled $6.9 million as compared to first quarter 1999 of $4.8 million as a result of borrowings incurred to complete Cox Radio's acquisitions during 1999 and the first quarter of 2000.

         Net income increased $29.0 million to $32.9 million for the first quarter of 2000, primarily as a result of an after-tax gain of $27.9 million on the sale of KACE-FM and KRTO-FM in Los Angeles, California in January 2000 and for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Cox Radio's primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio's operating activities and through borrowings under Cox Radio's bank credit facility described below. For the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, cash from operations decreased $7.4 million to $16.3 million, primarily attributable to the gain on sales of radio stations and the net change in working capital accounts. In addition, cash requirements historically have been funded on a temporary basis through intercompany advances from Cox Enterprises under a revolving credit facility with Cox Enterprises. Borrowings, if any, by Cox Radio under the Cox Enterprises credit facility would typically be repaid by Cox Radio within 30 days. Borrowings, if any, under the Cox Enterprises credit facility would accrue interest at Cox Enterprises' commercial paper rate plus .40%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio.

         On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The interest rate is based on the London Interbank Offered Rate plus a spread determined by the ratio of Cox Radio's debt to EBITDA. This facility includes a commitment fee on the unused portion of the total amount available of .1% to .25% based on the ratio of Cox Radio's debt to EBITDA. Cox Radio borrowed approximately $110 million under this bank credit facility to consummate its acquisition of NewCity Communications in 1997. At March 31, 2000 and December 31, 1999, Cox Radio had approximately $220 million of outstanding indebtedness under the bank credit facility and had approximately $80 million available under the bank credit facility. The interest rate applied to amounts due under the bank credit facility was 6.58% at March 31, 2000 and 6.9% at December 31, 1999. The bank credit facility contains, among other provisions, defined requirements as to ratio of debt to EBITDA and ratio of EBITDA to interest expense. At March 31, 2000 and December 31, 1999, Cox Radio was in compliance with these covenants. Borrowings under the bank credit facility approximate fair value based upon the current borrowing rates available to Cox Radio.

         On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended, which have been exchanged for notes which have been registered under the Securities Act of 1933. The notes consist of $100 million principal amount of 6.25% notes due in full in 2003 and $100 million principal amount of 6.375% notes due in full in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then-wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, Cox Radio consummated an exchange offer pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act of 1933. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At March 31, 2000 and December 31, 1999, the estimated fair value of these notes was approximately $191.3 and $191.0 million, respectively, based on quoted market prices.

         In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under the bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal amount at an average fixed rate of 6.23% per annum having an average maturity of
6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $2.3 million and $1.9 million at March 31, 2000 and December 31, 1999, respectively.

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

         On May 2, 2000, Cox Radio's universal shelf registration statement filed on Form S-3 with the Securities and Exchange Commission was declared effective. Under the universal shelf registration statement, Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidences of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A Common Stock, warrants, stock purchase contracts and stock purchase units of Cox Radio and preferred securities of the Cox Radio trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The Company manages interest-rate risk through the use of fixed- and floating-rate debt, and through the use of derivatives.

         In 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended, which have been exchanged for notes which have been registered under the Securities Act of 1933. The notes consist of $100 million principal amount of 6.25% notes due in full in 2003 and $100 million principal amount of 6.375% notes due in full in 2005. At March 31, 2000 and December 31, 1999, the estimated fair value of these notes was approximately $191.3 million and $191.0 million, respectively, based on quoted market prices.

         In 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The interest rate is based on the London Interbank Offered Rate plus a spread determined by the ratio of debt to EBITDA. At March 31, 2000 and December 31, 1999, Cox Radio had approximately $220 million and $100 million, respectively, of outstanding indebtedness under the bank credit facility and had approximately $80 million and $200 million, respectively, available under the bank credit facility. The interest rate applied to amounts due under the bank credit facility was 6.58% and 6.90% at March 31, 2000 and December 31, 1999, respectively. Borrowings under the bank credit facility approximate fair value based upon the current borrowing rates available to Cox Radio.

         In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under the bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal at an average fixed rate of 6.23% per annum having an average maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in Cox Radio's consolidated financial statements since they are accounted for as hedges. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $2.3 million and $1.9 million at March 31, 2000 and December 31, 1999, respectively.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On March 6, 2000, Cox Radio was named as a defendant in a putative class action suit filed in the state court in Gwinnett County, Georgia, alleging violations of the federal Telephone Consumer Protection Act and related Georgia telemarketing laws. The complaint seeks statutory damages in the amount of $1,500, plus actual and punitive damages and attorneys' fees, on behalf of each person "throughout the State of Georgia" who received an unsolicited pre-recorded telephone message delivering an "advertisement" from a Cox Radio radio station. On May 1, 2000, the lawsuit was dismissed without prejudice. The plaintiff does, however, reserve the right to pursue the action against Cox Radio at a later date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

                           EXHIBIT
                           NUMBER                       DESCRIPTION
                           -------           -----------------------------------

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

                                (4) 4.2 --   Supplemental Indenture dated as of
                                             February 1, 1999 by and among
                                             trustee, Cox Radio, Inc. and CXR
                                             Holdings, Inc.

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

                               (1) 10.2 --   New CEI Credit Facility.

                               (1) 10.3 --   Cox Radio, Inc. Long-Term Incentive
                                             Plan.

                               (1) 10.4 --   Cox Radio, Inc. 1997 Employee Stock
                                             Purchase Plan.

                               (1) 10.5 --   Cox Radio, Inc. Restricted Stock
                                             Plan for Non-Employee Directors


                               (1) 10.6 --   Tax Allocation and Indemnification
                                             Agreement, dated as of September
                                             30, 1996, by and between Cox
                                             Enterprises, Inc. and Cox Radio,
                                             Inc.

                               (8) 10.7  --  Cox Radio, Inc. 1999 Employee Stock
                                             Purchase Plan.

                               (9) 10.8  --  Asset Exchange Agreement dated
                                             August 30, 1999 by and among Cox
                                             Radio, Inc. and AMFM Inc.

                               (10)10.9  --  Merger Agreement dated March 14,
                                             2000 by and among Marlin
                                             Broadcasting, Inc., Cox Radio,
                                             Inc., Cox Miami Merger Sub, Inc.
                                             and Marling Broadcasting, LLC

                               (11)10.10 --  Asset Purchase Agreement dated
                                             March 3, 2000 by and among Clear
                                             Channel Broadcasting, Inc., Clear
                                             Channel Broadcasting Licenses,
                                             Inc., Citicasters Co., Capstar
                                             Radio Operating Company, Capstar TX
                                             Limited Partnership, AMFM Texas
                                             Broadcasting, L.P., AMFM Texas
                                             Licenses Limited Partnership and
                                             Cox Radio, Inc., CXR Holdings, Inc.

                                   27.1  --  Financial Data Schedule (for SEC
                                             use only)

----------
(1) Incorporated by reference to the corresponding exhibit of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
(2)  Schedules and Exhibits intentionally omitted.
(3) Incorporated by reference to Exhibit 4.1 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).
(4) Incorporated by reference to the corresponding exhibit of Cox Radio's Report of From 10-Q for the period ending March 31, 1999 (Commission File No. 1-12187)
(5) Incorporated by reference to Exhibit 4.2 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).
(6) Incorporated by reference to Exhibit 4.3 of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
(7) Incorporated by reference to Cox Radio's Annual Report on Form 10-K for the period ending December 31, 1996 (Commission File No. 1-12187).
(8) Incorporated by reference to Cox Radio's Annual Report on Form 10-K for the period ending December 31, 1999 (Commission File No. 1-12187).
(9)  Incorporated by reference to Exhibit 99.1 of Cox Radio's Report on Form
     8-K dated August 30, 1999 and filed September 17, 1999 (Commission File
     No. 1-12187).
(10) Incorporated by reference to Exhibit 2.2 of Cox Radio's Report on Form 8-K dated April 19, 2000 (Commission File No. 1-12187).
(11) Incorporated by reference to Exhibit 2.3 of Cox Radio's Report on Form 8-K dated April 19, 2000 (Commission File No. 1-12187).

(b)     Reports on Form 8-K

          None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COX RADIO, INC.







May 10, 2000                                /s/ Maritza C. Pichon
                                            --------------------------------
                                            Maritza C. Pichon
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                             duly authorized officer)