Form 10-Q
period 2000-06-30
COX RADIO INC
filed 2000-08-08
CIK 1018522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

         There were 40,472,543 shares of Class A common stock outstanding as of August 4, 2000.

         There were 58,733,016 shares of Class B common stock outstanding as of August 4, 2000.

                                 COX RADIO, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                                                          PAGE
                                           PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS............................................................           3

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.......................................................          12

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................          18


                                          PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS...............................................................          20

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................          20

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............................          20

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K................................................          21

SIGNATURES........................................................................................          23

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                 COX RADIO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                               JUNE 30,           DECEMBER 31,
                                                                                 2000                 1999
                                                                              -----------         ------------
                                                                                   (AMOUNTS IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents ..........................................        $    13,589         $  14,704
  Restricted cash ....................................................             76,699                --
  Accounts  receivable, less allowance for doubtful accounts
     of $3,406 and $2,966, respectively ..............................             83,385            74,775
  Prepaid expenses and other current assets ..........................              5,007             4,387
  Amounts due from Cox Enterprises, Inc. .............................             92,839                --
                                                                              -----------         ---------

     Total current assets ............................................            271,519            93,866

Plant and equipment, net .............................................             58,086            56,582
Intangible assets, net ...............................................            804,652           829,307
Station investment note receivable ...................................                 --               850
Other assets .........................................................             26,168             6,016
                                                                              -----------         ---------

     Total assets ....................................................        $ 1,160,425         $ 986,621
                                                                              ===========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..............................        $    23,176         $  28,115
  Accrued salaries and wages .........................................              6,076             4,464
  Accrued interest ...................................................              1,623             2,476
  Income taxes payable ...............................................              6,613             5,462
  Other current liabilities ..........................................              1,653             1,572
  Amounts due to Cox Enterprises, Inc. ...............................                 --            17,138
                                                                              -----------         ---------

     Total current liabilities .......................................             39,141            59,227

Notes payable ........................................................            200,125           420,105
Deferred income taxes ................................................            148,005           128,623
                                                                              -----------         ---------
     Total liabilities ...............................................            387,271           607,955
                                                                              -----------         ---------

Commitments and contingencies (Note 3)

Shareholders' Equity:
   Preferred stock, $1.00 par value: 15,000,000 shares authorized,
     None outstanding ................................................                 --                --
  Class A common stock, $0.33 par value; 210,000,000 shares
     authorized; 40,612,257 and 28,015,983 shares outstanding at
     June 30, 2000 and December 31, 1999, respectively ...............             13,402             9,245
  Class B common stock, $0.33 par value; 135,000,000 shares
     authorized; 58,733,016 shares outstanding at June 30, 2000
     and December 31, 1999, respectively .............................             19,382            19,382
  Additional paid-in capital .........................................            609,151           265,155
  Retained earnings ..................................................            132,870            86,535
                                                                              -----------         ---------
                                                                                  774,805           380,317
  Less: Class A common stock held in treasury (119,856 shares at cost)             (1,651)           (1,651)
                                                                              -----------         ---------
     Total shareholders' equity ......................................            773,154           378,666
                                                                              -----------         ---------
     Total liabilities and shareholders' equity ......................        $ 1,160,425         $ 986,621
                                                                              ===========         =========

            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                  -------------------------         ---------------------------
                                                    2000             1999            2000               1999
                                                  --------         --------         ---------         ---------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES:
   Local .................................        $ 69,166         $ 58,181         $ 123,537         $ 103,391
   National ..............................          22,172           18,506            40,139            32,250
   Other .................................           4,331            1,898             7,871             3,317
                                                  --------         --------         ---------         ---------
     Total revenues ......................          95,669           78,585           171,547           138,958

COSTS AND EXPENSES:
   Operating .............................          20,375           17,755            37,795            32,621
   Selling, general and administrative ...          37,397           30,144            69,178            55,947
   Corporate general and administrative ..           3,136            2,409             5,979             4,595
   Depreciation and amortization .........           7,788            6,856            15,055            13,214
   Loss (gain) on sales of assets ........               4               --               (58)               --
   Gain on sales of radio stations .......              (5)         (39,802)          (45,353)          (39,802)
                                                  --------         --------         ---------         ---------

OPERATING INCOME .........................          26,974           61,223            88,951            72,383

OTHER INCOME (EXPENSE):
Interest income ..........................           1,058               --             1,707               466
Interest expense .........................          (7,201)          (5,611)          (14,141)          (10,457)
Non-cash mark-to-market unrealized gain ..           2,172               --             2,172                --
Other - net ..............................            (104)             (62)             (344)             (131)
                                                  --------         --------         ---------         ---------
INCOME BEFORE INCOME TAXES ...............          22,899           55,550            78,345            62,261
Income taxes .............................           9,432           22,876            32,010            25,763
                                                                                    ---------         ---------
                                                                                    =========         =========
NET INCOME ...............................        $ 13,467         $ 32,674         $  46,335         $  36,498
                                                  ========         ========         =========         =========
                                                                                    ---------         ---------

Basic net income per common share ........        $   0.15         $   0.38         $    0.53         $    0.43
                                                  ========         ========         =========         =========
Diluted net income per common share ......        $   0.15         $   0.38         $    0.53         $    0.42
                                                  ========         ========         =========         =========

Weighted average basic common shares
outstanding ..............................          87,465           85,830            87,120            85,780
                                                  ========         ========         =========         =========
Weighted average diluted common shares
outstanding ..............................          88,148           86,896            87,806            86,787
                                                  ========         ========         =========         =========

            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                             CLASS A             CLASS B
                                            COMMON STOCK        COMMON STOCK   ADDITIONAL            TREASURY STOCK
                                          ----------------   -----------------  PAID-IN    RETAINED  ---------------
                                          SHARES   AMOUNT    SHARES    AMOUNT   CAPITAL    EARNINGS  SHARES   AMOUNT     TOTAL
                                          ------   ------    ------    ------   -------    --------  ------ --------     -----
                                                                        (AMOUNTS IN THOUSANDS)
BALANCE AT
   DECEMBER 31, 1999 ..................   28,016   $ 9,245   58,733   $19,382   $265,155   $ 86,535   120   $(1,651)   $378,666

  Net income ..........................       --        --       --        --         --     46,335    --        --      46,335
  Issuance of Class A
   common stock
   pursuant to equity
   offering ...........................   12,392     4,089       --        --    340,438         --    --        --     344,527
  Issuance of Class A
   common stock related to
   incentive plans ....................      204        68       --        --      3,558         --    --        --       3,626
                                          ------   -------   ------   -------   --------   --------   ---   -------    --------
BALANCE AT
   JUNE 30, 2000 ......................   40,612   $13,402   58,733   $19,382   $609,151   $132,870   120   $(1,651)   $773,154
                                          ======   =======   ======   =======   ========   ========   ===   =======    ========


            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                               -----------------------------
                                                                                 2000                1999
                                                                               ---------           ---------
                                                                                     (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................................          $  46,335           $  36,498
Items not requiring cash:
  Depreciation ......................................................              3,173               3,259
  Amortization ......................................................             11,882               9,955
  Deferred income taxes .............................................             19,382              17,106
  Non-cash mark-to-market unrealized gain ...........................             (2,172)                 --
  Gain on sales of assets ...........................................                (58)                 --
  Gain on sales of radio stations ...................................            (45,353)            (39,802)
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
  Increase in accounts receivable ...................................             (9,390)             (6,066)
  (Decrease) increase in accounts payable and accrued expenses ......               (821)              1,753
  Increase in accrued salaries and wages ............................              1,612                 656
  Decrease in accrued interest ......................................               (853)                (61)
  Increase in taxes payable .........................................              2,303               7,424
  Other, net ........................................................               (539)             (2,301)
                                                                               ---------           ---------
       Net cash provided by operating activities ....................             25,501              28,421
                                                                               ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ................................................             (3,921)             (3,201)
Acquisitions, net of cash acquired ..................................            (22,253)           (112,587)
Decrease in station investment note receivable ......................                850               6,400
Increase in other long-term assets ..................................            (18,186)             (5,135)
Proceeds from sales of assets .......................................                423                  --
Proceeds from sales of radio stations ...............................             81,600                  --
Increase in cash restricted for investment ..........................            (76,699)                 --
(Decrease) increase in amounts due to/from Cox Enterprises ..........           (109,977)             35,311
Other, net ..........................................................                 --                  75
                                                                               ---------           ---------
       Net cash used in investing activities ........................           (148,163)            (79,137)
                                                                               ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings of revolving credit facility ..............           (219,980)             50,031
Proceeds from stock options exercised ...............................              2,474               1,552
Net proceeds from stock offering ....................................            344,527                  --
Repurchase of Class A common stock ..................................                 --              (1,651)
(Decrease) increase in book overdrafts ..............................             (4,369)                766
Payment of credit facility financing costs ..........................             (1,105)                 --
                                                                               ---------           ---------
       Net cash provided by financing activities ....................            121,547              50,698
                                                                               ---------           ---------

Net decrease in cash and cash equivalents ...........................             (1,115)                (18)
Cash and cash equivalents at beginning of period ....................             14,704               6,479
                                                                               ---------           ---------
Cash and cash equivalents at end of period ..........................          $  13,589           $   6,461
                                                                               =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest ......................................................          $  14,994           $  10,518
      Income taxes ..................................................          $  10,414           $   1,236
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
      Value of businesses exchanged .................................          $      --           $  55,000

            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION AND OTHER INFORMATION

         Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. indirectly owns approximately 63% of the common stock of Cox Radio and has approximately 95% of the voting power of Cox Radio.

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

         The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000 or any other interim period.

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

         All consummated and pending acquisitions discussed below have been or will be accounted for using the purchase method. As such, the results of operations of acquired stations have been or will be included in the results of operations from the date of acquisition. Specific transactions entered into or consummated by Cox Radio during the six months ended June 30, 2000 and through August 8, 2000 are discussed below. In addition, the pending AMFM Inc. transaction has been included below due to its significance.

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

         For tax purposes, Cox Radio intends to account for the disposition of KACE-FM and KRTO-FM, serving the Los Angeles, California market, and the acquisition of WKHK-FM, WMXB-FM, WKLR-FM and WTVR-AM, serving the Richmond, Virginia market, as tax deferred like-kind exchanges. Tax rules allow Cox Radio to defer a substantial portion of the tax gains on these transactions upon the reinvestment of the net proceeds in qualifying future acquisitions. Restricted cash of $76.7 million is being held in escrow pending reinvestment and has been reported in the June 30, 2000 Consolidated Balance Sheet as restricted cash.

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

         On June 2, 2000, Cox Radio exercised its right of first refusal and agreed to acquire the capital stock of Midwestern Broadcasting Company, Inc. which owns WALR-FM, serving the Atlanta, Georgia market, for $280 million. In a related transaction, Cox Radio entered into an asset exchange agreement with Salem Communications Corporation to exchange the license and transmitting facilities of WALR-FM, as well as the license and transmitting facilities of radio stations KLUP-AM, serving San Antonio, Texas, and WSUN-AM, serving Tampa, Florida, for the license and transmitting facilities of radio station KKHT-FM, serving Houston, Texas. Cox Radio would retain the intellectual property of WALR-FM and intends to broadcast WALR-FM's programming on its WJZF-FM signal in Atlanta. Pending receipt of all regulatory approvals, Cox Radio anticipates consummation of these transactions in the second half of 2000.

         On July 13, 2000, Cox Radio acquired the outstanding capital stock of Marlin Broadcasting, Inc., which owns radio stations WTMI-FM serving Miami, WCCC-FM and WCCC-AM serving Hartford, Connecticut and WBOQ-FM serving Gloucester, Massachusetts, for approximately $125 million. As part of this transaction, Cox Radio sold certain assets of Marlin comprising WCCC-FM, WCCC-AM and WBOQ-FM to certain principals of Marlin for approximately $25 million. The proceeds of the sale of WCCC-FM, WCCC-AM, and WBOQ-FM are being held in escrow pending reinvestment in qualifying future acquisitions as part of a tax deferred like-kind exchange.

         The following unaudited pro forma summary of operations presents the consolidated results of operations as if all consummated and pending transactions had occurred on January 1, 1999 and does not purport to be indicative of what would have occurred had these transactions been made as of that date or of results which may occur in the future.

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            JUNE 30,                           JUNE 30,
                                                                 --------------------------------------------------------------
                                                                    2000             1999              2000              1999
                                                                 --------          --------          --------          --------
                                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues ..........................................          $111,324          $ 95,733          $200,870          $170,757
Net income ............................................            13,865             9,973            20,577            14,243
                                                                 ==============================================================

Basic pro forma net income per common share ...........          $   0.16          $   0.12          $   0.24          $   0.17
                                                                 ==============================================================
Diluted pro forma net income per common share .........          $   0.16          $   0.11          $   0.23              0.16
                                                                 ==============================================================

Basic pro forma shares outstanding ....................            87,465            85,830            87,120            85,780
                                                                 ==============================================================
Diluted pro forma shares outstanding ..................            88,148            86,896            87,806            86,787
                                                                 ==============================================================

3.       COMMITMENTS AND CONTINGENCIES

         On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The interest rate was based on the London Interbank Offered Rate plus a spread determined by the ratio of Cox Radio's debt to EBITDA. This facility included a commitment fee on the unused portion of the total amount available of .1% to .25% based on the ratio of Cox Radio's debt to EBITDA. At December 31, 1999, Cox Radio had approximately $220 million of outstanding indebtedness and approximately $80 million available under the bank credit facility. Borrowings under the bank credit facility approximated fair value based upon current borrowing rates available to Cox Radio. The interest rate applied to amounts due under the bank credit facility was 6.9% at December 31, 1999. This bank credit facility contained, among other provisions, defined requirements as to ratio of debt to EBITDA and ratio of EBITDA to interest expense. At December 31, 1999, Cox Radio was in compliance with these covenants. On June 27, 2000, all amounts previously outstanding under this facility were repaid with a portion of the net proceeds from the offering of Class A common stock discussed in Note 5 of the financial statements included in Item 1. hereof.

         On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, both with certain banks, including The Chase Manhattan Bank, as the Administrative Agent, Bank of America, N.A., as the Syndications Agent, and Citibank, N.A., as Documentation Agent. The interest rate for both facilities is based on the Federal funds borrowing rate plus 1/2 of 1%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio's senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio's senior, long-term debt. Both facilities include a commitment fee on the unused portion of the total amount available of .1% to .25% based on the credit ratings of Cox Radio's senior, long-term debt. Both facilities contain, among other provisions, defined requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At June 30, 2000, there were no amounts outstanding under these new bank credit facilities.

         On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of

1933, as amended, which have been exchanged for notes which have been registered under the Securities Act of 1933. The replacement notes consist of $100 million principal amount of 6.25% notes due in full in 2003 and $100 million principal amount of 6.375% notes due in full in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then-wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, Cox Radio consummated an exchange offer pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act of 1933. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At June 30, 2000 and December 31, 1999, the estimated fair value of these notes was approximately $191.6 million and $191.0 million, respectively, based on quoted market prices.

         In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under its bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal amount at an average fixed rate of 6.23% per annum having an average maturity of
6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties nor would we expect any such loss to be material. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $1.9 million at December 31, 1999. Prior to June 27, 2000, Cox Radio accounted for the interest rate swap agreements as hedges. In connection with the offering of Class A common stock as discussed in Note 5 of the financial statements included in Item 1. hereof, Cox Radio used a portion of the net proceeds from the offering to repay all amounts then outstanding under the bank credit facility. As the interest rate swap agreements were no longer matched with existing debt, Cox Radio recorded a non-cash, mark-to-market unrealized gain of $2.2 million, which represented the fair value of the interest rate swap agreements at the date the underlying debt was paid off. Cox Radio is contemplating re-designating these interest rate swap agreements as hedges of related floating rate borrowings under its revolving credit facilities.

         On May 2, 2000, Cox Radio's universal shelf registration statement filed with the Securities and Exchange Commission on Form S-3 was declared effective. Under the universal shelf registration statement, Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidences of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts and stock purchase units of Cox Radio and preferred securities of the Cox Radio trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. See Note 5 of the financial statements included in Item 1. hereof for a discussion of an offering of Class A common stock completed during the second quarter of 2000.

         On March 6, 2000, Cox Radio was named as a defendant in a putative class action suit filed in the state court of Gwinnett County, Georgia, alleging violations of the federal Telephone Consumer Protection Act and related Georgia telemarketing laws. The complaint sought statutory damages in the amount of $1,500, plus actual and punitive damages and attorneys' fees, on behalf of each person "throughout the State of Georgia" who received an unsolicited pre-recorded telephone message delivering an "advertisement" from a Cox Radio radio station. On May 1, 2000, the lawsuit was dismissed without prejudice. Counsel for the plaintiff has recently indicated his intention to file a similar action against Cox Radio at a later date.

4.       GUARANTOR FINANCIAL INFORMATION

         CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, was formed on September 11, 1998, and Cox Radio transferred certain of its Federal Communications Commission licenses, permits and authorizations to CXR Holdings as of January 1, 1999. CXR Holdings became the guarantor of Cox Radio's $200 million public notes pursuant to a full and unconditional guarantee on February 1, 1999. Separate financial statements and other disclosures concerning CXR Holdings are not presented because CXR Holdings is comprised primarily of non-operating assets, including Federal Communications Commission licenses, permits and authorizations and cash royalties, and such separate financial statements and other disclosures would not be meaningful to investors. The following table sets forth condensed financial information of CXR Holdings as of June 30, 2000 and December 31, 1999 and for the three and six month periods ended June 30, 2000 and 1999.

                                                                            AS OF
                                                                  JUNE 30,          DECEMBER 31,
                                                                    2000                1999
                                                                 ------------------------------
                                                                     (AMOUNTS IN THOUSANDS)
          ASSETS:
          Accounts receivable - Cox Radio .............          $   47,409          $   15,066
          Intangible assets, net ......................             413,500             391,832
          Other assets ................................                  37                 767
                                                                 ------------------------------
             Total assets .............................          $  460,946          $  407,665
                                                                 ==============================

                                                                 ------------------------------
          Shareholders' equity ........................          $  460,946          $  407,665
                                                                 ==============================

                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                          2000           1999            2000          1999
                                                                      --------------------------------------------------------
                                                                                      (AMOUNTS IN THOUSANDS)
         Royalty income - Cox Radio ............................      $   14,932      $    6,652      $   24,806    $   13,522
         Intercompany interest, net ............................             735              --           1,023            --
         Depreciation and amortization .........................          (2,525)         (1,092)         (5,058)       (2,252)
                                                                      --------------------------------------------------------
         Operating Income ......................................      $   13,142      $    5,560      $   20,771    $   11,270
                                                                      ========================================================

5.       EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

                                                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------   -------------------------
                                                                             2000           1999          2000          1999
                                                                         -----------    ------------   -----------   -----------
                                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
      NET INCOME ......................................................   $   13,467    $   32,674      $   46,335   $   36,498
                                                                          ==========    ==========      ==========   ==========

      BASIC EPS
      Weighted-average common shares outstanding ......................       87,465        85,830          87,120       85,780
                                                                          ==========    ==========      ==========   ==========
      Basic net income per common share ...............................   $     0.15    $     0.38      $     0.53   $     0.43
                                                                          ==========    ==========      ==========   ==========

      DILUTED EPS
      Weighted-average common shares outstanding - basic ..............       87,465        85,830          87,120       85,780

         Shares issuable on exercise of dilutive options ..............        1,490         2,078           1,490        2,078
         Shares assumed to be purchased with proceeds from options ....         (950)       (1,562)           (948)      (1,621)

         Shares issuable pursuant to employee stock purchase plan .....          229           558             229          558
         Shares assumed to be purchased with proceeds from
            employee stock purchase plan ..............................          (86)           (8)            (85)          (8)
                                                                          ----------    ----------      ----------   ----------
      Shares applicable to diluted EPS ................................       88,148        86,896          87,806       86,787
                                                                          ==========    ==========      ==========   ==========
      Diluted net income per common share .............................   $     0.15    $     0.38      $     0.53   $     0.42
                                                                          ==========    ==========      ==========   ==========

         In January 1999, Cox Radio reacquired 119,856 shares of previously restricted Class A common stock from employees for cash consideration of approximately $1.7 million which was used to pay employee withholding taxes.

         On February 7, 2000, Cox Radio announced that its Board of Directors approved a three-for-one stock split. The stock split resulted in a decrease in par value of each share, including shares of preferred stock (authorized with no shares presently outstanding), from $1.00 to $0.33 per share. At the Annual Meeting of Stockholders, the stockholders voted to amend Cox Radio's Articles of Incorporation to increase authorized (a) Class A common stock from 70,000,000 to 210,000,000 shares; (b) Class B common stock from 45,000,000 to 135,000,000 shares; and (c) preferred stock from 5,000,000 to 15,000,000 shares. The stock split was paid on May 19, 2000 to stockholders of record on May 12, 2000. All financial information contained elsewhere in these financial statements has been adjusted to reflect the impact of this stock split.

         On June 27, 2000, Cox Radio consummated a public offering of 8,800,000 shares of its Class A common stock pursuant to its shelf registration statement and completed a concurrent private placement of 3,591,954 shares of Class A common stock directly to Cox Enterprises at the public offering price per share, less underwriting discounts and commissions. Cox Radio received net proceeds of approximately $344.5 million from this offering and will use such proceeds to partially finance pending acquisitions, repay outstanding indebtedness and for general corporate purposes.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited historical Consolidated Statements of Income for the three and six month periods ended June 30, 2000 and 1999.

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

GENERAL

         Cox Radio is a leading national radio broadcast company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 63% of the common stock of Cox Radio through its wholly-owned subsidiary, Cox Broadcasting, Inc., and has approximately 95% of the voting power of Cox Radio.

         The performance of a radio station group such as Cox Radio is customarily measured by its ability to generate Broadcast Cash Flow, EBITDA and After-tax Cash Flow. Broadcast Cash Flow is defined as net revenues less station operating expenses. EBITDA is defined as operating income excluding the gain on sales of assets and radio stations plus depreciation and amortization. After-tax Cash Flow is defined as income (loss) before extraordinary items excluding gain on sales of assets and radio stations plus depreciation and amortization. Although Broadcast Cash Flow, EBITDA and After-tax Cash Flow are not recognized under generally accepted accounting principles, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, Cox Radio believes that these measures will be useful to investors. However, Broadcast Cash Flow, EBITDA or After-tax Cash Flow should not be considered to be an alternative to operating income or cash flows from operating activities (as a measure of liquidity), each as determined in accordance with generally accepted accounting principles, or an indicator of Cox Radio's performance under generally accepted accounting principles.

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

         All consummated and pending acquisitions discussed below have been or will be accounted for using the purchase method. As such, the results of operations of acquired stations have been or will be included in the results of operations from the date of acquisition. Specific transactions entered into or consummated by Cox Radio during the six months ended June 30, 2000 and through August 8, 2000 are discussed below. In addition, the pending AMFM Inc. transaction has been included below due to its significance.

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

         For tax purposes, Cox Radio intends to account for the disposition of KACE-FM and KRTO-FM, serving the Los Angeles, California market, and the acquisition of WKHK-FM, WMXB-FM, WKLR-FM and WTVR-AM, serving the Richmond, Virginia market, as tax deferred like-kind exchanges. Tax rules allow Cox Radio to defer a substantial portion of the tax gains on these transactions upon the reinvestment of the net proceeds in qualifying future acquisitions. Restricted cash of $76.7 million is being held in escrow pending reinvestment and has been reported in the June 30, 2000 Consolidated Balance Sheet as restricted cash.

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

         On June 2, 2000, Cox Radio exercised its right of first refusal and agreed to acquire the capital stock of Midwestern Broadcasting Company, Inc. which owns WALR-FM, serving the Atlanta, Georgia market, for $280 million. In a related transaction, Cox Radio entered into an asset exchange agreement with Salem Communications Corporation to exchange the license and transmitting facilities of WALR-FM, as well as the license and transmitting facilities of radio stations KLUP-AM, serving San Antonio, Texas, and WSUN-AM, serving Tampa, Florida, for the license and transmitting facilities of radio station KKHT-FM, serving Houston, Texas. Cox Radio would retain the intellectual property of WALR-FM and intends to broadcast WALR-FM's programming on its WJZF-FM signal in Atlanta. Pending receipt of all regulatory approvals, Cox Radio anticipates consummation of these transactions in the second half of 2000.

         On July 13, 2000, Cox Radio acquired the outstanding capital stock of Marlin Broadcasting, Inc., which owns radio stations WTMI-FM serving Miami, WCCC-FM and WCCC-AM serving Hartford, Connecticut and WBOQ-FM serving Gloucester, Massachusetts, for approximately $125 million. As part of this transaction, Cox Radio sold certain assets of Marlin comprising WCCC-FM, WCCC-AM and WBOQ-FM to certain principals of Marlin for approximately $25 million. The proceeds of the sale of WCCC-FM, WCCC-AM, and WBOQ-FM are being held in escrow pending reinvestment in qualifying future acquisitions as part of a tax deferred like-kind exchange.

RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to three months ended June 30, 1999

         Net revenues for the second quarter of 2000 increased $17.1 million to $95.7 million, a 21.7% increase over the second quarter of 1999. This increase was primarily a result of the acquisition of radio stations in Tampa, Florida; Louisville, Kentucky; and Honolulu, Hawaii; the acquisition of the operations of radio stations in Jacksonville, Florida; New Haven, Connecticut; Stamford-Norwalk, Connecticut; Atlanta, Georgia; and Miami, Florida; and offset somewhat by the disposition of stations in Syracuse, New York and operations of KFI-AM and KOST-FM in Los Angeles, California. In addition, significant increases in net revenues at Cox Radio's previously owned radio stations in Atlanta, Georgia; Birmingham, Alabama; Long Island, New York; and San Antonio, Texas, were realized as a result of continued strong ratings performance.

         Station operating expenses increased $9.9 million to $57.8 million, an increase of 20.6% over the second quarter of 1999. This increase was primarily as a result of the acquisition of radio stations in Tampa, Florida; Louisville, Kentucky; and Honolulu, Hawaii; the acquisition of the operations of radio stations in Jacksonville, Florida; New Haven, Connecticut; Stamford-Norwalk, Connecticut; Atlanta, Georgia; and Miami, Florida, as well as higher programming and sales related costs which are driven by ratings and revenues, respectively. These increases were offset somewhat by the disposition of stations in Syracuse, New York and operations of KFI-AM and KOST-FM in Los Angeles, California.

         Broadcast cash flow increased $7.2 million to $37.9 million, a 23.5% increase over the second quarter of 1999, for the reasons discussed above.

         Corporate general and administrative expenses increased $0.7 million to $3.1 million, primarily due to higher overhead costs incurred as a result of the increase in number of stations owned and/or operated in 2000.

         Operating income decreased $34.2 million to $27.0 million for the second quarter of 2000, for the reasons discussed above and as a result of a $39.8 million pre-tax gain recorded in the second quarter of 1999 on the sale of Cox Radio's stations in Syracuse, New York.

         Interest expense during the second quarter of 2000 increased $1.6 million to $7.2 million as a result of borrowings incurred to complete Cox Radio's acquisitions during 1999 and the first half of 2000.

         Net income decreased $19.2 million to $13.5 million for the second quarter of 2000 as a result of a $23.8 million after-tax gain recorded in the second quarter of 1999 on the sale of Cox Radio's stations in Syracuse, New York, offset by a $1.3 million after-tax non-cash "mark-to-market" unrealized gain related to Cox Radio's interest rate swap agreements in the second quarter of 2000 and also for the reasons discussed above.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

         Net revenues for the first half of 2000 increased $32.6 million to $171.5 million, a 23.5% increase over the first half of 1999. This increase was primarily a result of the acquisition of radio stations in Tampa, Florida; Louisville, Kentucky; and Honolulu, Hawaii; the acquisition of the operations of radio stations in Jacksonville, Florida; New Haven, Connecticut; Stamford-Norwalk, Connecticut; Atlanta, Georgia; and Miami, Florida; and offset somewhat by the disposition of radio stations in Syracuse, New York and the operations of KFI-AM and KOST-FM in Los Angeles, California. In addition, significant increases in net revenues at Cox Radio's previously owned radio stations in Atlanta, Georgia; Birmingham, Alabama; Long Island, New York; and San Antonio, Texas, were realized as a result of continued strong ratings performance.

         Station operating expenses increased $18.4 million to $107.0 million, an increase of 20.8% over the first half of 1999. This increase was primarily as a result of the acquisition of radio stations in Tampa, Florida; Louisville, Kentucky; and Honolulu, Hawaii; the acquisition of the operations of radio stations in Jacksonville, Florida; New Haven, Connecticut; Stamford-Norwalk, Connecticut; Atlanta, Georgia; and Miami, Florida, as well as higher programming and sales related costs which are driven by ratings and revenues, respectively. These increases were offset somewhat by the disposition of stations in Syracuse, New York and the operations of KFI-AM and KOST-FM in Los Angeles, California.

         Broadcast cash flow increased $14.2 million to $64.6 million, a 28.1% increase over the first half of 1999, for the reasons discussed above.

         Corporate general and administrative expenses increased $1.4 million to $6.0 million, primarily due to higher overhead costs incurred as a result of the increase in number of stations owned and/or operated in 2000.

         Operating income increased $16.6 million to $89.0 million for the first half of 2000, primarily for the reasons discussed above. In addition, the $46.6 million pre-tax gain recorded in the first half of 2000 on the sale of KACE-FM and KRTO-FM in Los Angeles, California is greater than the $39.8 million pre-tax gain recorded in the first half of 1999 on the sale of Cox Radio's stations in Syracuse, New York.

         Interest expense during the first half of 2000 increased $3.7 million to $14.1 million as a result of borrowings incurred to complete Cox Radio's acquisitions during 1999 and the first half of 2000.

         Net income increased $9.8 million to $46.3 million for the first half of 2000, primarily for the reasons discussed above and due to a $1.3 million after-tax non-cash "mark-to-market" unrealized gain related to Cox Radio's interest rate swap agreements in the second quarter of 2000. In addition, the $27.9 million after-tax gain recorded in the first half of 2000 on the sale of KACE-FM and KRTO-FM in Los Angeles, California is greater than the $23.8 million after-tax gain recorded in the first half of 1999 on the sale of Cox Radio's stations in Syracuse, New York.

LIQUIDITY AND CAPITAL RESOURCES

         Cox Radio's primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded through Cox Radio's operating activities and borrowings under Cox Radio's bank credit facility. For the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, cash from operations decreased $2.9 million to $25.5 million, primarily attributable to the gain on sales of radio stations and the net change in working capital accounts. In addition, cash requirements historically have been funded on a temporary basis through intercompany advances under a revolving credit facility with Cox Enterprises. Borrowings, if any, by Cox Radio under the Cox Enterprises credit facility would typically be repaid by Cox Radio within 30 days and would accrue interest at Cox Enterprises' commercial paper rate plus
 .40%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio.

         On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The interest rate was based on the London Interbank Offered Rate plus a spread determined by the ratio of Cox Radio's debt to EBITDA. This facility included a commitment fee on the unused portion of the total amount available of .1% to .25% based on the ratio of Cox Radio's debt to EBITDA. At December 31, 1999, Cox Radio had approximately $220 million of outstanding indebtedness and approximately $80 million available under the bank credit facility. Borrowings under the bank credit facility approximated fair value based upon current borrowing rates available to Cox Radio. The interest rate applied to amounts due under the bank credit facility was 6.9% at December 31, 1999. This bank credit facility contained, among other provisions, defined requirements as to ratio of debt to EBITDA and ratio of EBITDA to interest expense. At December 31, 1999, Cox Radio was in compliance with these covenants. On June 27, 2000, all amounts previously outstanding under this facility were repaid with a portion of the net proceeds from the offering of Class A common stock discussed in Note 5 of the financial statements included in Item 1. hereof.

         On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, both with certain banks, including The Chase Manhattan Bank, as the Administrative Agent, Bank of America, N.A., as the Syndications Agent, and Citibank, N.A., as Documentation Agent. The interest rate for both facilities is based on the Federal funds borrowing rate plus 1/2 of 1%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio's senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio's senior, long-term debt. Both facilities include a commitment fee on the unused portion of the total amount available of .1% to .25% based on the credit ratings of Cox Radio's senior, long-term debt. Both facilities contain, among other provisions, defined requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At June 30, 2000, there were no amounts outstanding under these new bank credit facilities.

         On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended, which have been exchanged for notes which have been registered under the Securities Act of 1933. The replacement notes consist of $100 million principal amount of 6.25% notes due in full in 2003 and $100 million principal amount of 6.375% notes due in full in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then-wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, Cox Radio consummated an exchange offer pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act of 1933. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal

Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At June 30, 2000 and December 31, 1999, the estimated fair value of these notes was approximately $191.6 million and $191.0 million, respectively, based on quoted market prices.

         In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under its bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal amount at an average fixed rate of 6.23% per annum having an average maturity of
6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties nor would we expect any such loss to be material. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $1.9 million at December 31, 1999. Prior to June 27, 2000, Cox Radio accounted for the interest rate swap agreements as hedges. In connection with the offering of Class A common stock as discussed in Note 5 of the financial statements included in Item 1. hereof, Cox Radio used a portion of the net proceeds from the offering to repay all amounts then outstanding under the bank credit facility. As the interest rate swap agreements were no longer matched with existing debt, Cox Radio recorded a non-cash, mark-to-market unrealized gain of $2.2 million, which represented the fair value of the interest rate swap agreements at the date the underlying debt was paid off. Cox Radio is contemplating re-designating these interest rate swap agreements as hedges of related floating rate borrowings under its revolving credit facilities.

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

         On May 2, 2000, Cox Radio's universal shelf registration statement filed with the Securities and Exchange Commission on Form S-3 was declared effective. Under the universal shelf registration statement, Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidences of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts and stock purchase units of Cox Radio and preferred securities of the Cox Radio trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. See Note 5 of the financial statements included in Item 1. hereof for a discussion of an offering of Class A common stock completed during the second quarter of 2000.

         On June 27, 2000, Cox Radio consummated a public offering of 8,800,000 shares of its Class A common stock pursuant to its shelf registration statement and completed a concurrent private placement of 3,591,954 shares of Class A common stock directly to Cox Enterprises at the public offering price per share, less underwriting discounts and commissions. Cox Radio received net proceeds of approximately $344.5 million from this offering and will use such proceeds to partially finance pending acquisitions, repay outstanding indebtedness and for general corporate purposes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The Company manages interest-rate risk through the use of fixed- and floating-rate debt, and through the use of derivatives.

         On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association, as Administrative Agent, Nationsbank of Texas, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent. The interest rate was based on the London Interbank Offered Rate plus a spread determined by the ratio of Cox Radio's debt to EBITDA. This facility included a commitment fee on the unused portion of the total amount available of .1% to .25% based on the ratio of Cox Radio's debt to EBITDA. At December 31, 1999, Cox Radio had approximately $220 million of outstanding indebtedness and approximately $80 million available under the bank credit facility. Borrowings under the bank credit facility approximated fair value based upon current borrowing rates available to Cox Radio. The interest rate applied to amounts due under the bank credit facility was 6.9% at December 31, 1999. This bank credit facility contained, among other provisions, defined requirements as to ratio of debt to EBITDA and ratio of EBITDA to interest expense. At December 31, 1999, Cox Radio was in compliance with these covenants. On June 27, 2000, all amounts previously outstanding under this facility were repaid with a portion of the net proceeds from the offering of Class A common stock discussed in Note 5 of the financial statements included in Item 1. hereof.

         On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, both with certain banks, including The Chase Manhattan Bank, as the Administrative Agent, Bank of America, N.A., as the Syndications Agent, and Citibank, N.A., as Documentation Agent. The interest rate for both facilities is based on the Federal funds borrowing rate plus 1/2 of 1%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio's senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio's senior, long-term debt. Both facilities include a commitment fee on the unused portion of the total amount available of .1% to .25% based on the credit ratings of Cox Radio's senior, long-term debt. Both facilities contain, among other provisions, defined requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At June 30, 2000, there were no amounts outstanding under these new bank credit facilities.

         On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended, which have been exchanged for notes which have been registered under the Securities Act of 1933. The replacement notes consist of $100 million principal amount of 6.25% notes due in full in 2003 and $100 million principal amount of 6.375% notes due in full in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then-wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, Cox Radio consummated an exchange offer pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act of 1933. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At June 30, 2000 and December 31, 1999, the estimated fair value of these notes was approximately $191.6 million and $191.0 million, respectively, based on quoted market prices.

         In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under its bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $100 million in principal amount at an average fixed rate of 6.23% per annum having an average maturity of
6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties nor would we expect any such loss to be material. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $1.9 million at December 31, 1999. Prior to June 27, 2000, Cox Radio accounted for the interest rate swap agreements as hedges. In connection with the offering of Class A common stock as discussed in Note 5 of the financial statements included in Item 1. hereof, Cox Radio used a portion of the net proceeds from the offering to repay all amounts then outstanding under the bank credit facility. As the interest rate swap agreements were no longer matched with existing debt, Cox Radio recorded a non-cash, mark-to-market unrealized gain of $2.2 million, which represented the fair value of the interest rate swap agreements at the date the underlying debt was paid off. Cox Radio is contemplating re-designating these interest rate swap agreements as hedges of related floating rate borrowings under its revolving credit facilities.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         On March 6, 2000, Cox Radio was named as a defendant in a putative class action suit filed in the state court of Gwinnett County, Georgia, alleging violations of the federal Telephone Consumer Protection Act and related Georgia telemarketing laws. The complaint sought statutory damages in the amount of $1,500, plus actual and punitive damages and attorneys' fees, on behalf of each person "throughout the State of Georgia" who received an unsolicited pre-recorded telephone message delivering an "advertisement" from a Cox Radio radio station. On May 1, 2000, the lawsuit was dismissed without prejudice. Counsel for the plaintiff has recently indicated his intention to file a similar action against Cox Radio at a later date.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 27, 2000, Cox Radio completed a private placement of 3,591,954 shares of Class A common stock to Cox Enterprises, Inc. at a price of $27.84 per share, pursuant to Section 4(2) of the Securities Act of 1933. Cox Radio is using the proceeds to partially finance pending acquisitions, repay outstanding indebtedness and for general corporate purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Cox Radio held its Annual Meeting of Stockholders on May 11, 2000. Four matters were voted upon at the meeting: (a) the election of a Board of Directors of eight members to serve until the 2001 Annual Meeting or until their successors are duly elected and qualified; (b) ratification of the appointment by the Board of Directors of Deloitte & Touche LLP, independent certified public accountants, as Cox Radio's independent auditors for the fiscal year ending December 31, 2000; (c) approval of an amendment to the Certificate of Incorporation to increase the number of authorized shares of Class A common stock, Class B common stock and preferred stock; and (d) approval of an amendment to the Certificate of Incorporation to effect a three-for-one split of the Cox Radio's outstanding stock.

         The following directors were elected and they received the votes indicated:


       Nominee                      Votes in Favor                     Votes Withheld
       -------                      --------------                     --------------
   David E. Easterly                 203,530,592                           114,788
   Ernest D. Fears, Jr.              203,554,974                            90,406
   Richard A. Ferguson               203,530,492                           114,888
   Paul M. Hughes                    203,554,688                            90,692
   James C. Kennedy                  203,530,592                           114,788
   Marc W. Morgan                    203,530,492                           114,888
   Robert F. Neil                    203,530,492                           114,888
   Nicholas D. Trigony               203,529,588                           115,792

         Ratification of Deloitte & Touche LLP, as independent auditors for the fiscal year ending December 31, 2000, was approved with 203,609,351 votes in favor, 35,176 votes opposed to, and 853 abstentions.

         The amendment to the Certificate of Incorporation to increase the number of authorized shares of Class A common stock, Class B common stock and preferred stock was approved with 200,545,496 votes in favor, 2,309,620 votes opposed to, and 361 abstentions.

         The amendment to the Certificate of Incorporation to effect a three-for-one split of Cox Radio's outstanding stock was approved by each class of shareholders as follows:


     Class                 Votes in Favor            Votes Opposed              Abstentions
     -----                 --------------            -------------              -----------
Class A Common                7,812,132                 56,083                      445
Class B Common              195,776,720                      0                        0
                            -----------              ---------                  -------
All classes combined        203,588,852                 56,083                      445

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):


                           EXHIBIT
                           NUMBER             DESCRIPTION
                           -------            -----------
                            (1)3.1            -- Amended and Restated Certificate of Incorporation of Cox Radio, Inc.
                            (1)3.2            -- Amended and Restated Bylaws of Cox Radio, Inc.
                            (2)4.1            -- Indenture dated as of May 26, 1998 between Cox Radio, Inc., The Bank of New
                                                 York, WSB, Inc., and WHIO, Inc.
                            (3)4.2            -- Supplemental Indenture dated as of February 1, 1999 by and among trustee, Cox
                                                 Radio, Inc. and CXR Holdings, Inc.
                            (4)4.3            -- Registration Rights Agreement dated May 26, 1998 among Cox Radio, Inc., WSB,
                                                 Inc., WHIO, Inc., and Nationsbanc Montgomery Securities, LLC, Chase Securities,
                                                 Inc., and J.P. Morgan Securities, Inc.
                            (5)4.4            -- Specimen of Class A Common Stock Certificate.
                           (6)10.1            -- Asset Exchange Agreement  dated August 30, 1999 by and among Cox Radio, Inc. and
                                                 AMFM Inc.
                          (7) 10.2            -- Letter dated as of August 30, 1999 by and among Cox Radio, Inc. and AMFM Inc.
                          (8) 10.3            -- Merger Agreement dated March 14, 2000 by and among Marlin Broadcasting, Inc., Cox
                                                 Radio, Inc., Cox Miami Merger Sub, Inc. and Marlin Broadcasting, LLC
                          (9) 10.4            -- Asset Purchase Agreement dated March 3, 2000 by and among Clear Channel
                                                 Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Citicasters Co.,
                                                 Capstar Radio Operating Company, Capstar TX Limited Partnership, AMFM Texas
                                                 Broadcasting, L.P., AMFM Texas Licenses Limited Partnership, Cox Radio, Inc., and
                                                 CXR Holdings, Inc.

                              10.5            -- Asset Exchange Agreement dated as of May 31, 2000 by and among Cox Radio, Inc.,
                                                 Salem Communications Corporation and South Texas Broadcasting, Inc.

                              10.6               Letter dated May 31, 2000 by and among Cox Radio, Inc., CXR Holdings, Inc., Salem
                                                 Communications Corporation and South Texas Broadcasting, Inc.

                              10.7               Letter dated June 7, 2000 by and among Cox Radio, Inc., CXR Holdings, Inc., Salem
                                                 Communications Corporation and South Texas Broadcasting, Inc.

                              10.8            -- Stock Purchase Agreement dated  as of June 7, 2000 by and among Midwestern
                                                 Broadcasting, Inc., the stockholders of Midwestern Broadcasting Company, Inc.
                                                 parties thereto and Cox Radio, Inc.

                              10.9            -- 364-Day Credit Agreement dated as of June 30, 2000 among Cox Radio, Inc., the
                                                 Banks party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of
                                                 America, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent.

                             10.10            -- Five-Year Credit Agreement dated as of June 30, 2000 among Cox Radio, Inc., the
                                                 Banks referred to therein, The Chase Manhattan Bank, as Administrative Agent, Bank
                                                 of America, N.A., as Syndications Agent, and Citibank, N.A., as Documentation
                                                 Agent.

                              27.1            -- Financial Data Schedule (for SEC use only)

---------------
(1) Incorporated by reference to the corresponding exhibit of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).

(2) Incorporated by reference to Exhibit 4.1 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).

(3) Incorporated by reference to the corresponding exhibit of Cox Radio's Report on Form 10-Q for the period ending March 31, 1999 (Commission File No. 1-12187)
(4) Incorporated by reference to Exhibit 4.2 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).
(5) Incorporated by reference to Exhibit 4.3 of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
(6) Incorporated by reference to Exhibit 99.1 of Cox Radio's Report on Form 8-K dated September 17, 1999 (Commission File No. 1-12187).
(7) Incorporated by reference to Exhibit 99.2 of Cox Radio's Report on Form 8-K dated September 17, 1999 (Commission File No. 1-12187).
(8) Incorporated by reference to Exhibit 2.2 of Cox Radio's Report on Form 8-K dated April 19, 2000 (Commission File No. 1-12187).
(9) Incorporated by reference to Exhibit 2.3 of Cox Radio's Report on Form 8-K dated April 19, 2000 (Commission File No. 1-12187).

(b)      Reports on Form 8-K

                  On April 19, 2000, Cox Radio filed a Current Report on Form 8-K to provide certain audited financial information for recently announced transactions and to provide an unaudited pro forma combined balance sheet as of December 31, 1999 as if the transactions had been consummated as of December 31, 1999 and an unaudited pro forma combined statement of operations for the year ended December 31, 1999 as if such transactions had been consummated on January 1, 1999.

                  On June 27, 2000, Cox Radio filed a Current Report on
         Form 8-K to report the consummation of the public offering of 8,800,000 shares of its Class A common stock and the concurrent private placement of 3,591,954 shares of Class A common stock to Cox Enterprises, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COX RADIO, INC.







August 8, 2000                              /s/ Maritza C. Pichon
                                            -----------------------------------
                                            Maritza C. Pichon
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                             duly authorized officer)