Form 10-Q
period 2000-09-30
COX RADIO INC
filed 2000-11-13
CIK 1018522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         There were 40,670,133 shares of Class A common stock outstanding as of October 31, 2000.

         There were 58,733,016 shares of Class B common stock outstanding as of October 31, 2000.

                                 COX RADIO, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.............................................    3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS........................................   12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......   19


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................   21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   22

SIGNATURES................................................................   24

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                COX RADIO, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                                   2000                  1999
                                                                             -----------------    -------------------
                                                                                     (AMOUNTS IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents............................................      $         20,596     $           14,704
  Restricted cash......................................................                 1,444                     --
  Accounts  receivable, less allowance for doubtful accounts
     of $3,305 and $2,966, respectively  ..............................                90,148                 74,775
  Prepaid expenses and other current assets ...........................                 6,539                  4,387
  Amounts due from Cox Enterprises, Inc. ..............................                20,216                     --
                                                                             -----------------    -------------------

     Total current assets .............................................               138,943                 93,866

Plant and equipment, net ..............................................                73,092                 56,582
Intangible assets, net ................................................             2,127,262                829,307
Station investment note receivable ....................................                    --                    850
Other assets ..........................................................                 8,894                  6,016
                                                                             -----------------    -------------------
     Total assets .....................................................      $      2,348,191     $          986,621
                                                                             =================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ...............................      $         25,682     $           28,115
  Accrued salaries and wages ..........................................                 6,838                  4,464
  Accrued interest ....................................................                 8,258                  2,476
  Income taxes payable ................................................                 6,092                  5,462
  Other current liabilities ...........................................                   979                  1,572
  Current portion of notes payable ....................................               230,000                     --
  Amounts due to Cox Enterprises, Inc.  ...............................                    --                 17,138
                                                                             -----------------    -------------------

     Total current liabilities ........................................               277,849                 59,227

Notes payable .........................................................               549,937                420,105
Deferred income taxes .................................................               483,995                128,623
                                                                             -----------------    -------------------
     Total liabilities ................................................             1,311,781                607,955
                                                                             -----------------    -------------------

Commitments and contingencies (Note 3)

Shareholders' Equity:
   Preferred stock, $1.00 par value: 15,000,000 shares authorized,
     None outstanding..................................................                    --                     --
  Class A common stock, $0.33 par value; 210,000,000 shares
     authorized; 40,658,397 and 28,015,983 shares outstanding at
     September 30, 2000 and December 31, 1999, respectively ...........                13,418                  9,245
  Class B common stock, $0.33 par value; 135,000,000 shares
     authorized; 58,733,016 shares outstanding at September 30, 2000
     and December 31, 1999, respectively ..............................                19,382                 19,382
  Additional paid-in capital ..........................................               609,469                265,155
  Retained earnings ...................................................               395,792                 86,535
                                                                             -----------------    -------------------
                                                                                    1,038,061                380,317
  Less: Class A common stock held in treasury (119,856 shares at cost)                (1,651)                (1,651)
                                                                             -----------------    -------------------
     Total shareholders' equity .......................................             1,036,410                378,666
                                                                             -----------------    -------------------
     Total liabilities and shareholders' equity .......................      $      2,348,191     $          986,621
                                                                             =================    ===================

            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                      SEPTEMBER 30,                             SEPTEMBER 30,
                                            ---------------------------------        -----------------------------------
                                                 2000               1999                  2000                1999
                                            ---------------    --------------        ---------------     ---------------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES:
  Local ..................................  $        69,468    $       57,244        $       193,005     $       160,635
  National ...............................           21,209            19,814                 61,348              52,064
  Other ..................................            4,392             2,696                 12,263               6,013
                                            ---------------    --------------        ---------------     ---------------
     Total revenues ......................           95,069            79,754                266,616             218,712

COSTS AND EXPENSES:
  Operating ..............................           21,684            18,422                 59,479              51,043
  Selling, general and administrative ....           32,865            28,058                102,043              84,005
  Corporate general and administrative ...            3,611             2,673                  9,590               7,268
  Depreciation and amortization ..........           11,206             7,544                 26,261              20,758
  Loss on sales of assets ................               63                --                      5                  --
  Gain on sales of radio stations ........         (437,977)             (719)              (483,330)            (40,521)
                                            ---------------    --------------        ---------------     ---------------

OPERATING INCOME .........................          463,617            23,776                552,568              96,159

OTHER INCOME (EXPENSE):
  Interest income ........................            2,775                --                  4,482                 466
  Interest expense .......................           (9,268)           (5,831)               (23,409)            (16,288)
  Non-cash mark-to-market unrealized
     (loss)/gain .........................             (698)               --                  1,474                  --
  Other - net ............................             (122)             (135)                  (466)               (266)
                                            ---------------    --------------        ---------------     ---------------
INCOME BEFORE INCOME TAXES................          456,304            17,810                534,649              80,071
  Income taxes ...........................          193,382             7,750                225,392              33,513
                                            ---------------    --------------        ---------------     ---------------
NET INCOME ...............................  $       262,922    $       10,060        $       309,257     $        46,558
                                            ===============    ==============        ===============     ===============

Basic net income per common share.........  $          2.65    $         0.12        $          3.39     $          0.54
                                            ===============    ==============        ===============     ===============
Diluted net income per common share.......  $          2.63    $         0.12        $          3.37     $          0.54
                                            ===============    ==============        ===============     ===============

Weighted average basic common shares
  outstanding.............................           99,362            86,274                 91,230              85,946
                                            ===============    ==============        ===============     ===============
Weighted average diluted common shares
  outstanding.............................           99,966            86,761                 91,892              86,362
                                            ===============    ==============        ===============     ===============

            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                    CLASS A               CLASS B                                   TREASURY STOCK
                                 COMMON STOCK          COMMON STOCK     ADDITIONAL                ------------------
                              -----------------     -----------------     PAID-IN    RETAINED
                              SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL    EARNINGS     SHARES      AMOUNT      TOTAL
                              ------     ------     ------     ------   ----------   --------     ------      ------      -----
                                                                   (IN THOUSANDS)
BALANCE AT
  DECEMBER 31, 1999........   28,016   $  9,245     58,733    $ 19,382  $ 265,155   $  86,535        120    $ (1,651)  $ 378,666

  Net income...............       --         --         --          --         --     309,257         --          --     309,257
  Issuance of Class A
    common stock
    pursuant to equity
    offering...............   12,392      4,089         --          --    340,116          --         --          --     344,205
  Issuance of Class A
    common stock
    related to
    incentive plans........      250         84         --          --      4,198          --         --          --       4,282
                             -------   --------   --------    --------  ---------   ---------   --------    --------  ----------
BALANCE AT
  SEPTEMBER 30, 2000.......   40,658   $ 13,418     58,733    $ 19,382  $ 609,469   $ 395,792        120    $ (1,651) $1,036,410
                             =======   ========   ========    ========  =========   =========   ========    ========  ==========

            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               ---------------------------
                                                                                  2000          1999
                                                                               ------------  ------------
                                                                                (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................       $    309,257  $    46,558
Items not requiring cash:
  Depreciation .........................................................              5,198        5,173
  Amortization .........................................................             21,063       15,585
  Deferred income taxes ................................................            207,372       17,741
  Tax benefit from exercise of stock options ...........................              1,382        2,442
  Non-cash mark-to-market unrealized (gain).............................             (1,474)          --
  Loss on sales of assets...............................................                  5           --
  (Gain) on sales of radio stations ....................................           (483,330)     (40,521)
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
  Increase in accounts receivable ......................................            (15,541)      (9,264)
  (Decrease) increase in accounts payable and accrued expenses .........                (49)       1,381
  Increase in accrued salaries and wages ...............................              2,374        1,233
  Increase in accrued interest .........................................              5,782        3,121
  Increase in taxes payable ............................................                630        5,637
  Other, net ...........................................................             (2,613)      (1,287)
                                                                               -------------  -----------
       Net cash provided by operating activities .......................             50,056       47,799
                                                                               -------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ...................................................             (7,346)      (4,901)
Acquisitions, net of cash acquired .....................................           (811,330)    (208,776)
Decrease in station investment note receivable .........................                850        6,400
Decrease (increase) in other long-term assets ..........................              1,256       (6,652)
Proceeds from sales of assets ..........................................                423           --
Proceeds from sales of radio stations ..................................            107,618        5,868
Increase in cash restricted for investment..............................             (1,444)          --
(Decrease) increase in amounts due to/from Cox Enterprises, Inc. .......            (37,354)      37,361
                                                                               -------------  -----------
       Net cash used in investing activities ...........................           (747,327)    (170,700)
                                                                               -------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of revolving credit facility ............................            359,832      119,857
Proceeds from stock options exercised ..................................              2,899        5,720
Net proceeds from stock offering .......................................            344,205           --
Repurchase of Class A common stock .....................................                 --       (1,651)
(Decrease) increase in book overdrafts .................................             (2,635)         311
Payment of credit facility financing costs .............................             (1,138)          --
                                                                               -------------  -----------
       Net cash provided by financing activities .......................            703,163      124,237
                                                                               -------------  -----------

Net increase in cash and cash equivalents ..............................              5,892        1,336
Cash and cash equivalents at beginning of period .......................             14,704        6,479
                                                                               -------------  -----------
Cash and cash equivalents at end of period .............................       $     20,596   $    7,815
                                                                               =============  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest .........................................................       $     17,627   $   13,167
      Income taxes .....................................................       $     16,097   $    7,697
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
      Value of businesses exchanged  ...................................       $    470,000      $55,000

            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND OTHER INFORMATION

     Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. indirectly owns approximately 63% of the common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and notes thereto contained in Cox Radio's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

     The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000 or any other interim period.

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

     All consummated and pending acquisitions discussed below have been or will be accounted for using the purchase method. As such, the results of operations of acquired stations have been or will be included in the results of operations from the date of acquisition. Specific transactions entered into or consummated by Cox Radio during the nine months ended September 30, 2000 and through November 7, 2000 are discussed below.

     In January 2000, Cox Radio acquired the assets of KRTQ-FM (formerly KTFX-FM) in Tulsa, Oklahoma for consideration of $3.5 million. Cox Radio had been operating this station pursuant to an LMA since January 1999.

     Also in January 2000, Cox Radio disposed of the assets of KACE-FM and KRTO-FM, serving Los Angeles, California, for consideration of approximately $75 million.

     On April 2, 2000, the LMA for WCNN-AM, serving Atlanta, Georgia, terminated.

     Also in April 2000, Cox Radio disposed of the assets of KGMZ-FM, serving Honolulu, Hawaii, for approximately $6.6 million. Cox Radio continues to manage this station's local, regional and national advertising sales efforts under a JSA. In addition, Cox Radio is a guarantor of the buyer's financing for this transaction.

     On May 1, 2000, Cox Radio acquired the assets of KINE-FM, KCCN-FM and KCCN-AM, serving Honolulu, Hawaii, for consideration of approximately $17.8 million.

     On July 13, 2000, Cox Radio acquired the outstanding capital stock of Marlin Broadcasting, Inc., which owned radio stations WTMI-FM serving Miami, Florida, WCCC-FM and WCCC-AM serving Hartford, Connecticut, and WBOQ-FM serving Gloucester, Massachusetts, for approximately $125 million. As part of this transaction, Cox Radio sold those assets of Marlin comprising WCCC-FM, WCCC-AM and WBOQ-FM to certain of the former principals of Marlin for approximately $25 million. Cox Radio did not recognize any gain or loss on the sale of these assets.

     On August 25, 2000, Cox Radio acquired WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and national and local sales and marketing rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California, plus approximately $3 million. The transaction was accounted for as a purchase business combination with a fair value of $473 million based on an independent appraisal. Cox Radio recorded a $252.6 million after-tax gain on the transaction in the third quarter of 2000. Cox Radio has operated the acquired stations (other than WYBC-FM) pursuant to an LMA and WYBC-FM pursuant to a JSA since October 1999. Cox Radio obtained a temporary waiver of the FCC's newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta.

     On August 30, 2000, Cox Radio acquired the assets of radio stations KKBQ-FM, KLDE-FM and KKTL-FM, serving Houston, Texas, and WKHK-FM, WMXB-FM, WKLR-FM and WVBB-AM (formerly WTVR-AM), serving Richmond, Virginia, for consideration of approximately $380 million.

     Also on August 30, 2000, Cox Radio acquired the capital stock of Midwestern Broadcasting Company, Inc., which owned WALR-FM, serving Atlanta, Georgia, for $280 million. In a related transaction with Salem Communications Corporation on September 1, 2000, Cox Radio exchanged the license and transmitting facilities of WALR-FM, as well as the license and transmitting facilities of radio stations KLUP-AM, serving San Antonio, Texas, and WSUN-AM, serving Tampa, Florida, for the license and transmitting facilities of radio station KHPT-FM (formerly KKHT-FM), serving Houston, Texas. Cox Radio retained the intellectual property of WALR-FM and is broadcasting WALR-FM's programming on its WJZF-FM signal in Atlanta. Cox Radio has changed WJZF-FM's call letters to WALR-FM.

     The following unaudited pro forma summary of operations presents the consolidated results of operations as if all consummated and pending transactions had occurred on January 1, 1999 and does not purport to be indicative of what would have occurred had these transactions been made as of that date, or indicative of results which may occur in the future.

                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                       ----------------------------------------------
                                                         2000         1999         2000        1999
                                                         ----         ----         ----        ----
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues....................................      $104,486      $ 97,002    $305,356     $267,758
Net income......................................        11,256         7,465      31,839       21,570
                                                      ===============================================

Basic pro forma net income per common share.....      $   0.11      $   0.09    $   0.35     $   0.25
                                                      ===============================================
Diluted pro forma net income per common.........      $   0.11      $   0.09    $   0.35     $   0.25
                                                      ===============================================

Basic pro forma shares outstanding..............        99,362        86,274      91,230       85,946
                                                      ===============================================
Diluted pro forma shares outstanding............        99,966        86,761      91,892       86,362
                                                      ===============================================

3.   COMMITMENTS AND CONTINGENCIES

     On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association as Administrative Agent, Nationsbank of Texas, N.A. as Syndications Agent, and Citibank, N.A. as Documentation Agent.
The interest rate was based on the London Interbank Offered Rate plus a spread determined by the ratio of Cox Radio's debt to EBITDA. This facility included a commitment fee on the unused portion of the total amount available of .1% to
 .25% based on the ratio of Cox Radio's debt to EBITDA. At December 31, 1999, Cox Radio had approximately $220 million of outstanding indebtedness and approximately $80 million available under the bank credit facility. Borrowings under the bank credit facility approximated fair value based upon current borrowing rates available to Cox Radio. The interest rate applied to amounts due under the bank credit facility was 6.9% at December 31, 1999. This bank credit facility contained, among other provisions, defined requirements as to ratio of debt to EBITDA and ratio of EBITDA to interest expense. At December 31, 1999, Cox Radio was in compliance with these covenants. On June 27, 2000, all amounts previously outstanding under this facility were repaid with a portion of the net proceeds from the offering of Class A common stock discussed in Note 5 below.

     On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndications Agent, and Citibank, N.A. as the Documentation Agent. The interest rate for each facility is based on the Federal funds borrowing rate plus 1/2%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio's senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio's senior, long-term debt. Each facility includes a commitment fee on the unused portion of the total amount available of
 .1% to .25% based on the credit ratings of Cox Radio's senior, long-term debt. Each facility also contains, among other provisions, defined requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At September 30, 2000, Cox Radio was in compliance with the covenants. At September 30, 2000, Cox Radio had approximately $350 million of outstanding indebtedness under the five-year facility with no additional amounts available, and $230 million of outstanding indebtedness under the 364-day facility with $120 million available. The interest rate applied to amounts due under the bank credit facilities was 7.13% at September 30, 2000.

     On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended, (the "Securities Act"), which were later exchanged for notes registered under the Securities Act. The notes consisted of $100 million principal amount of 6.25% notes due in 2003 and $100 million principal amount of 6.375% notes due in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then-wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, an exchange offer was consummated pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At

September 30, 2000 and December 31, 1999, the estimated fair value of these notes was approximately $194.1 million and $191.0 million, respectively, based on quoted market prices.

     In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under its bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio exchanged its floating rate interest obligations on an aggregate of $100 million in principal amount at an average fixed rate of 6.23% per annum having an average maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties nor would we expect any such loss to be material. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $1.9 million at December 31, 1999.

     Prior to June 27, 2000, Cox Radio accounted for the interest rate swap agreements as hedges. In connection with the offering of Class A common stock as discussed in Note 5 below, Cox Radio used a portion of the net proceeds from the offering to repay all amounts then outstanding under its bank credit facility. As the interest rate swap agreements were no longer matched with existing debt, Cox Radio recorded a non-cash mark-to-market unrealized gain as of June 30, 2000 of $2.2 million, which represents the fair value of the interest rate swap agreements at that date. On August 4, 2000, Cox Radio redesignated these interest rate swap agreements as hedges of floating rate borrowings under the new revolving credit facilities dated June 30, 2000 discussed above. Concurrent with the redesignation of these swaps, Cox Radio recorded a non-cash, mark-to-market unrealized loss of $0.7 million, which represents the difference in the fair value of the interest rate swap agreements from June 30, 2000 to August 4, 2000. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $0.9 million at September 30, 2000.

     On May 2, 2000, Cox Radio's universal shelf registration statement filed with the Securities and Exchange Commission on Form S-3 was declared effective. Under the universal shelf registration statement, Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidences of indebtedness, forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts and stock purchase units of Cox Radio and preferred securities of the Cox Radio trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. See Note 5 below for a discussion of an offering of Class A common stock during the second quarter of 2000 under the universal shelf registration statement of Cox Radio.

    On March 6, 2000, Cox Radio was named as a defendant in a putative class action suit filed in the state court of Gwinnett County, Georgia, alleging violations of the federal Telephone Consumer Protection Act and related Georgia telemarketing laws. The complaint sought statutory damages in the amount of $1,500, plus actual and punitive damages and attorneys' fees, on behalf of each person "throughout the State of Georgia" who received an unsolicited pre-recorded telephone message delivering an "advertisement" from a Cox Radio radio station. On May 1, 2000, the lawsuit was dismissed without prejudice. Counsel for the plaintiff has indicated his intention to file a similar action against Cox Radio at a later date.

4.   GUARANTOR FINANCIAL INFORMATION

     CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, was formed on September 11, 1998, and Cox Radio transferred certain of its Federal Communications Commission licenses, permits and authorizations to CXR Holdings as of January 1, 1999. CXR Holdings became the guarantor of Cox Radio's $200 million in registered notes described in Note 3 above pursuant to a full and unconditional guarantee on February 1, 1999. Separate financial statements and other disclosures concerning CXR Holdings are not presented because CXR Holdings is comprised primarily of non-operating assets, including Federal Communications Commission licenses, permits and authorizations and cash royalties, and such separate financial statements and other disclosures would not be meaningful to investors. The following table sets forth condensed financial information of CXR Holdings as of September 30, 2000 and December 31, 1999 and for the three and nine month periods ended September 30, 2000 and 1999.

                                                                                AS OF
                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                         2000               1999
                                                                 -------------------------------------
                                                                        (AMOUNTS IN THOUSANDS)
     ASSETS:
     Accounts receivable - Cox Radio...........................       $     62,481       $     15,066
     Intangible assets, net....................................            670,259            391,832
     Other assets..............................................                 29                767
                                                                 -------------------------------------
        Total assets...........................................       $    732,769       $    407,665
                                                                 =====================================

                                                                 -------------------------------------
     Shareholders' equity......................................       $    732,769       $    407,665
                                                                 =====================================

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                     2000         1999          2000          1999
                                                                 ------------------------------------------------------
                                                                                (AMOUNTS IN THOUSANDS)
     Royalty income - Cox Radio................................    $  13,805     $  6,559      $ 38,611       $ 20,081
     Intercompany interest, net................................        1,259           --         2,282             --
     Depreciation and amortization.............................       (3,241)      (1,135)       (8,299)        (3,387)
                                                                 ------------------------------------------------------
     Operating income..........................................    $  11,823     $  5,424      $ 32,594       $ 16,694
                                                                 ======================================================


5.   EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    --------------------           --------------------
                                                                    2000            1999           2000            1999
                                                                    ----            ----           ----            ----
                                                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
       NET INCOME............................................    $ 262,922        $ 10,060      $ 309,257        $ 46,558
                                                                 =========        ========      =========        ========

       BASIC EPS
       Weighted-average common shares outstanding ...........       99,362          86,274         91,230          85,946
                                                                 =========        ========      =========        ========
       Basic net income per common share.....................    $    2.65        $   0.12      $    3.39        $   0.54
                                                                 =========        ========      =========        ========

       DILUTED EPS
       Weighted-average common shares outstanding - basic....       99,362          86,274         91,230          85,946

          Shares issuable on exercise of dilutive options....        1,445           1,751          1,445           1,751
          Shares assumed to be purchased with proceeds from
            options..........................................         (986)         (1,295)          (939)         (1,347)

          Shares issuable pursuant to employee stock
            purchase plan....................................          229             234            229             234
          Shares assumed to be purchased with proceeds from
             employee stock purchase plan....................          (84)           (203)           (73)           (222)
                                                                 ---------        --------      ---------        --------

       Shares applicable to diluted EPS......................       99,966          86,761         91,892          86,362
                                                                 =========        ========      =========        ========
       Diluted net income per common share...................    $    2.63        $   0.12      $    3.37        $   0.54
                                                                 =========        ========      =========        ========


     In January 1999, Cox Radio reacquired 119,856 shares of previously restricted Class A common stock from employees for cash consideration of approximately $1.7 million which was used to pay employee withholding taxes.

     On February 7, 2000, Cox Radio announced that its Board of Directors approved a three-for-one stock split. The stock split resulted in a decrease in par value of each share, including shares of preferred stock (authorized with no shares presently outstanding), from $1.00 to $0.33 per share. At the Annual Meeting of Stockholders, the stockholders voted to amend Cox Radio's Articles of Incorporation to increase authorized (a) Class A common stock from 70,000,000 to 210,000,000 shares; (b) Class B common stock from 45,000,000 to 135,000,000 shares; and (c) preferred stock from 5,000,000 to 15,000,000 shares. The stock split was distributed on May 19, 2000 to stockholders of record on May 12, 2000. All financial information contained elsewhere in these financial statements has been adjusted to reflect the impact of this stock split.

     On June 27, 2000, Cox Radio consummated a public offering of 8,800,000 shares of its Class A common stock pursuant to its universal shelf registration statement and completed a concurrent private placement of 3,591,954 shares of Class A common stock directly to Cox Enterprises at the public offering price per share, less underwriting discounts and commissions. Cox Radio received net proceeds of approximately $344.2 million from this offering to partially finance acquisitions, repay outstanding indebtedness and for general corporate purposes.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS
133. SFAS 133, as amended by SFAS 137 and 138, is effective for fiscal years beginning after June 15, 2000. Accordingly, Cox Radio will be required to adopt SFAS 133 on January 1, 2001.

     In November 1999, Cox Radio developed an SFAS 133 implementation plan and appointed a team to implement SFAS 133 on a company-wide basis. The implementation plan includes, among other things, the education of both financial and non-financial personnel, the conducting of an inventory of all free-standing and embedded derivatives, the development of a SFAS 133 compliant risk management process, the development of controls and processes to identify and account for derivatives on an on going basis, and the documentation and assessment of the Company's hedging strategies. Cox Radio does not believe that the adoption of SFAS 133 will have a material impact on the financial statements.

7.   SUBSEQUENT EVENT

     On November 8, 2000, Cox Radio entered into an agreement to acquire the assets of radio stations WDYL-FM serving Richmond, Virginia, and WJMZ-FM and WPEK-FM serving Greenville, South Carolina for a purchase price of $52.5 million in cash. Pending customary regulatory approvals, Cox Radio anticipates closing this transaction during the first quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying unaudited historical Consolidated Statements of Income for the three and nine-month periods ended September 30, 2000 and 1999.

     This report contains "forward-looking" statements, including but not limited to statements relating to future cash requirements, which are statements that relate to Cox Radio's future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements, due to various risks, uncertainties or other factors. These factors include competition within the radio broadcasting industry, advertising demand in our markets, competition for audience share, our success in executing and integrating acquisitions, our ability to execute our Internet strategy effectively, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox Radio's Annual Report on Form 10-K, as amended, for the year ended

December 31, 1999. Cox Radio assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

GENERAL

    Cox Radio is a leading national radio broadcast company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 63% of the common stock of Cox Radio through its wholly-owned subsidiary, Cox Broadcasting, Inc., and has approximately 94% of the voting power of Cox Radio.

    The performance of a radio station group such as Cox Radio is customarily measured by its ability to generate Broadcast Cash Flow, EBITDA and After-tax Cash Flow. Broadcast Cash Flow is defined as net revenues less station operating expenses. EBITDA is defined as operating income excluding the gain on sales of assets and radio stations plus depreciation and amortization. After-tax Cash Flow is defined as income (loss) before extraordinary items excluding gain on sales of assets and radio stations plus depreciation and amortization. Although Broadcast Cash Flow, EBITDA and After-tax Cash Flow are not recognized under generally accepted accounting principles, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, Cox Radio believes that these measures will be useful to investors. However, Broadcast Cash Flow, EBITDA or After-tax Cash Flow should not be considered to be an alternative to operating income or cash flows from operating activities as a measure of liquidity, each as determined in accordance with accounting principles generally accepted in the United States of America, or an indicator of Cox Radio's performance under generally accepted accounting principles.

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

    Cox Radio's revenues vary throughout the year. As is typical in the radio broadcasting industry, Cox Radio's revenues and broadcast cash flows are typically lowest in the first quarter and higher in the second and fourth quarters. Cox Radio's operating results in any period may be affected by the incurrence of advertising and promotional expenses that do not necessarily produce commensurate revenues until the impact of advertising and promotion is realized in future periods.

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

     All consummated and pending acquisitions discussed below have been or will be accounted for using the purchase method. As such, the results of operations of acquired stations have been or will be included in the results of operations from the date of acquisition. Specific transactions entered into or consummated by Cox Radio during the nine months ended September 30, 2000 and through November 7, 2000 are discussed below.

     In January 2000, Cox Radio acquired the assets of KRTQ-FM (formerly KTFX-FM) in Tulsa, Oklahoma for consideration of $3.5 million. Cox Radio had been operating this station pursuant to an LMA since January 1999.

     Also in January 2000, Cox Radio disposed of the assets of KACE-FM and KRTO-FM, serving Los Angeles, California, for consideration of approximately $75 million.

     On April 2, 2000, the LMA for WCNN-AM, serving Atlanta, Georgia, terminated.

     Also in April 2000, Cox Radio disposed of the assets of KGMZ-FM, serving Honolulu, Hawaii, for approximately $6.6 million. Cox Radio continues to manage this station's local, regional and national advertising sales efforts under a JSA. In addition, Cox Radio is a guarantor of the buyer's financing for this transaction.

     On May 1, 2000, Cox Radio acquired the assets of KINE-FM, KCCN-FM and KCCN-AM, serving Honolulu, Hawaii, for consideration of approximately $17.8 million.

     On July 13, 2000, Cox Radio acquired the outstanding capital stock of Marlin Broadcasting, Inc., which owned radio stations WTMI-FM serving Miami, Florida, WCCC-FM and WCCC-AM serving Hartford, Connecticut, and WBOQ-FM serving Gloucester, Massachusetts, for approximately $125 million. As part of this transaction, Cox Radio sold those assets of Marlin comprising WCCC-FM, WCCC-AM and WBOQ-FM to certain of the former principals of Marlin for approximately $25 million. Cox Radio did not recognize any gain or loss on the sale of these assets.

     On August 25, 2000, Cox Radio acquired WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and national and local sales and marketing rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California, plus approximately $3 million. The transaction was accounted for as a purchase business combination with a fair value of $473 million based on an independent appraisal. Cox Radio recorded a $252.6 million after-tax gain on the transaction in the third quarter of 2000. Cox Radio has operated the acquired stations (other than WYBC-FM) pursuant to an LMA and WYBC-FM pursuant to a JSA since October 1999. Cox Radio obtained a temporary waiver of the FCC's newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta.

     On August 30, 2000, Cox Radio acquired the assets of radio stations KKBQ-FM, KLDE-FM and KKTL-FM, serving Houston, Texas, and WKHK-FM, WMXB-FM, WKLR-FM and WVBB-AM (formerly WTVR-AM), serving Richmond, Virginia, for consideration of approximately $380 million.

     Also on August 30, 2000, Cox Radio acquired the capital stock of Midwestern Broadcasting Company, Inc., which owned WALR-FM, serving Atlanta, Georgia, for $280 million. In a related transaction with Salem Communications Corporation on September 1, 2000, Cox Radio exchanged the license and transmitting facilities of WALR-FM, as well as the license and transmitting facilities of radio stations KLUP-AM, serving San Antonio, Texas, and WSUN-AM, serving Tampa, Florida, for the license and transmitting facilities of radio station KHPT-FM (formerly KKHT-FM), serving Houston, Texas. Cox Radio retained the intellectual property of WALR-FM and is broadcasting WALR-FM's programming on its WJZF-FM signal in Atlanta. Cox Radio has changed WJZF-FM's call letters to WALR-FM.

RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared to three months ended September 30, 1999

     Net revenues for the third quarter of 2000 increased $15.3 million to $95.1 million, a 19.2% increase over the third quarter of 1999. This increase was primarily a result of the acquisition of radio stations in Honolulu,

Hawaii; Houston, Texas; Richmond, Virginia; Jacksonville, Florida; New Haven, Connecticut; Stamford-Norwalk, Connecticut; Atlanta, Georgia; and Miami, Florida; and was offset somewhat by the disposition of stations in Los Angeles, California. In addition, significant increases in net revenues at Cox Radio's previously owned radio stations in Atlanta, Georgia; Long Island, New York; Tampa, Florida; and San Antonio, Texas, were realized as a result of continued strong ratings performance.

     Station operating expenses increased $8.1 million to $54.5 million, an increase of 17.4% over the third quarter of 1999. This increase was primarily a result of the acquisition of radio stations in Honolulu, Hawaii; Houston, Texas; Richmond, Virginia; Jacksonville, Florida; New Haven, Connecticut; Stamford-Norwalk, Connecticut; Atlanta, Georgia; and Miami, Florida, as well as higher programming and sales related costs which are driven by ratings and revenues, respectively. These increases were offset somewhat by the disposition of stations in Los Angeles, California.

     Broadcast cash flow increased $7.2 million to $40.5 million, a 21.8% increase over the third quarter of 1999, for the reasons discussed above.

     Corporate general and administrative expenses increased $0.9 million to $3.6 million, primarily due to higher overhead costs incurred as a result of the increase in number of stations owned and/or operated in 2000.

     Operating income increased $439.8 million to $463.6 million for the third quarter of 2000, for the reasons discussed above and as a result of a $438.0 million pre-tax gain recorded in the third quarter of 2000 on the exchange of KFI-AM and KOST-FM in Los Angeles, California.

     Interest expense during the third quarter of 2000 increased $3.4 million to $9.3 million as a result of borrowings incurred to complete Cox Radio's acquisitions during 1999 and the first nine months of 2000.

     Net income increased $252.9 million to $262.9 million for the third quarter of 2000, primarily for the reasons discussed above. In addition, a $252.6 million after-tax gain was recorded in the third quarter of 2000 on the exchange of KFI-AM and KOST-FM in Los Angeles, California, offset by a $0.4 million non-cash after-tax "mark-to-market" unrealized loss related to Cox Radio's interest rate swap agreements.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

     Net revenues for the first nine months of 2000 increased $47.9 million to $266.6 million, a 21.9% increase over the first nine months of 1999. This increase was primarily a result of the acquisition of radio stations in Tampa, Florida; Louisville, Kentucky; Honolulu, Hawaii; Houston, Texas; Richmond, Virginia; Jacksonville, Florida; New Haven, Connecticut; Stamford-Norwalk, Connecticut; Atlanta, Georgia; and Miami, Florida; and offset somewhat by the disposition of radio stations in Syracuse, New York and Los Angeles, California. In addition, significant increases in net revenues at Cox Radio's previously owned radio stations in Atlanta, Georgia; Birmingham, Alabama; Long Island, New York; Orlando, Florida; Southern Connecticut; Tulsa, Oklahoma; and San Antonio, Texas, were realized as a result of continued strong ratings performance.

     Station operating expenses increased $26.5 million to $161.5 million, an increase of 19.6% over the first nine months of 1999. This increase was primarily as a result of the acquisition of radio stations in Tampa, Florida; Louisville, Kentucky; Honolulu, Hawaii; Houston, Texas; Richmond, Virginia; Jacksonville, Florida; New Haven and Stamford-Norwalk, Connecticut; Atlanta, Georgia; and Miami, Florida, as well as higher programming and sales related costs which are driven by ratings and revenues, respectively. These increases were offset somewhat by the disposition of stations in Syracuse, New York and Los Angeles, California.

     Broadcast cash flow increased $21.4 million to $105.1 million, a 25.6% increase over the first nine months of 1999, for the reasons discussed above.

     Corporate general and administrative expenses increased $2.3 million to $9.6 million, primarily due to higher overhead costs incurred as a result of the increase in number of stations owned and/or operated in 2000.

     Operating income increased $456.4 million to $552.6 million for the first nine months of 2000, primarily as a result of a $438.0 million pre-tax gain recorded on the exchange of KFI-AM and KOST-FM in Los Angeles, California and for the reasons discussed above. In addition, a $46.6 million pre-tax gain was recorded in the first nine months of 2000 on the sale of KACE-FM and KRTO-FM in Los Angeles, California. These gains were significantly greater than the $39.8 million pre-tax gain recorded in the first nine months of 1999 on the sale of Cox Radio's stations in Syracuse, New York.

     Interest expense during the first nine months of 2000 increased $7.1 million to $23.4 million as a result of borrowings incurred to complete Cox Radio's acquisitions during 1999 and the first nine months of 2000.

     Net income increased $262.7 million to $309.3 million for the first nine months of 2000, primarily for the reasons discussed above and due to a $0.9 million after-tax non-cash "mark-to-market" unrealized gain related to Cox Radio's interest rate swap agreements in the first nine months of 2000. In addition, a $27.9 million after-tax gain was recorded on the sale of KACE-FM and KRTO-FM in Los Angeles, California and a $252.6 million after-tax gain was recorded on the exchange of KFI-AM and KOST-FM in Los Angeles, California in the first nine months of 2000. These gains were significantly greater than the $23.8 million after-tax gain recorded in the first nine months of 1999 on the sale of Cox Radio's stations in Syracuse, New York.

LIQUIDITY AND CAPITAL RESOURCES

     Cox Radio's primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded through Cox Radio's operating activities and borrowings under Cox Radio's bank credit facility. For the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, cash flow from operations increased $2.3 million to $50.1 million, primarily attributable to the net change in working capital accounts. In addition, cash requirements historically have been funded on a temporary basis through intercompany advances under a revolving credit facility with Cox Enterprises. Borrowings, if any, by Cox Radio under the Cox Enterprises credit facility would typically be repaid by Cox Radio within 30 days and would accrue interest at Cox Enterprises' commercial paper rate plus .4%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio.

     On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association as Administrative Agent, Nationsbank of Texas, N.A. as Syndications Agent, and Citibank, N.A. as Documentation Agent.
The interest rate was based on the London Interbank Offered Rate plus a spread determined by the ratio of Cox Radio's debt to EBITDA. This facility included a commitment fee on the unused portion of the total amount available of .1% to
 .25% based on the ratio of Cox Radio's debt to EBITDA. At December 31, 1999, Cox Radio had approximately $220 million of outstanding indebtedness and approximately $80 million available under the bank credit facility. Borrowings under the bank credit facility approximated fair value based upon current borrowing rates available to Cox Radio. The interest rate applied to amounts due under the bank credit facility was 6.9% at December 31, 1999. This bank credit facility contained, among other provisions, defined requirements as to ratio of debt to EBITDA and ratio of EBITDA to interest expense. At December 31, 1999, Cox Radio was in compliance with these covenants. On June 27, 2000, all amounts previously outstanding under this facility were repaid with a portion of the net proceeds from the offering of Class A common stock discussed in Note 5 to the financial statements.

     On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndications Agent, and Citibank, N.A. as the Documentation Agent. The interest rate for each facility is based on the Federal funds borrowing rate plus 1/2%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio's senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio's senior, long-term debt. Each facility includes a commitment fee on the unused portion of the total amount available of
 .1% to .25% based on the credit ratings of Cox Radio's senior, long-term debt. Each facility also contains, among other provisions, defined requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At September 30, 2000, Cox Radio was in compliance with the covenants. At September 30, 2000, Cox Radio had approximately $350 million of outstanding indebtedness under the five-year facility with no additional amounts available, and $230 million of outstanding indebtedness under the 364-day facility with $120 million available. The interest rate applied to amounts due under the bank credit facilities was 7.13% at September 30, 2000.

     On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended, (the "Securities Act"), which were later exchanged for notes registered under the Securities Act. The notes consisted of $100 million principal amount of 6.25% notes due in 2003 and $100 million principal amount of 6.375% notes due in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then-wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, an exchange offer was consummated pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At September 30, 2000 and December 31, 1999, the estimated fair value of these notes was approximately $194.1 million and $191.0 million, respectively, based on quoted market prices.

     In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under its bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio exchanged its floating rate interest obligations on an aggregate of $100 million in principal amount at an average fixed rate of 6.23% per annum having an average maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties nor would we expect any such loss to be material. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $1.9 million at December 31, 1999.

     Prior to June 27, 2000, Cox Radio accounted for the interest rate swap agreements as hedges. In connection with the offering of Class A common stock as discussed in Note 5 to the financial statements included in Item 1. hereof, Cox Radio used a portion of the net proceeds from the offering to repay all amounts then outstanding under its bank credit facility. As the interest rate swap agreements were no longer matched with existing debt, Cox Radio recorded a non-cash mark-to-market unrealized gain as of June 30, 2000 of $2.2 million, which represents the fair value of the interest rate swap agreements at that date. On August 4, 2000, Cox Radio redesignated these interest rate swap agreements as hedges of floating rate borrowings under the new revolving credit facilities dated June 30, 2000 discussed above. Concurrent with the redesignation of these swaps, Cox Radio recorded a non-cash, mark-to-market unrealized loss of $0.7 million, which represents the difference in the fair value of the interest rate swap agreements from June 30, 2000 to August 4, 2000. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $0.9 million at September 30, 2000.

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

     On May 2, 2000, Cox Radio's universal shelf registration statement filed with the Securities and Exchange Commission on Form S-3 was declared effective. Under the universal shelf registration statement, Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidences of indebtedness, forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts and stock purchase units of Cox Radio and preferred securities of the Cox Radio trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.

     On June 27, 2000, Cox Radio consummated a public offering of 8,800,000 shares of its Class A common stock pursuant to its universal shelf registration statement and completed a concurrent private placement of 3,591,954 shares of Class A common stock directly to Cox Enterprises at the public offering price per share, less underwriting discounts and commissions. Cox Radio received net proceeds of approximately $344.2 million from this offering to partially finance acquisitions, repay outstanding indebtedness and for general corporate purposes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The Company manages interest-rate risk through the use of fixed- and floating-rate debt, and through the use of derivatives.

     On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association as Administrative Agent, Nationsbank of Texas, N.A. as Syndications Agent, and Citibank, N.A. as Documentation Agent.
The interest rate was based on the London Interbank Offered Rate plus a spread determined by the ratio of Cox Radio's debt to EBITDA. This facility included a commitment fee on the unused portion of the total amount available of .1% to
 .25% based on the ratio of Cox Radio's debt to EBITDA. At December 31, 1999, Cox Radio had approximately $220 million of outstanding indebtedness and approximately $80 million available under the bank credit facility. Borrowings under the bank credit facility approximated fair value based upon current borrowing rates available to Cox Radio. The interest rate applied to amounts due under the bank credit facility was 6.9% at December 31, 1999. This bank credit facility contained, among other provisions, defined requirements as to ratio of debt to EBITDA and ratio of EBITDA to interest expense. At December 31, 1999, Cox Radio was in compliance with these covenants. On June 27, 2000, all amounts previously outstanding under this facility were repaid with a portion of the net proceeds from the offering of Class A common stock discussed in Note 5 to the financial statements included in Item 1 hereof.

     On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndications Agent, and Citibank, N.A. as the Documentation Agent. The interest rate for each facility is based on the Federal funds borrowing rate plus 1/2%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio's senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio's senior, long-term debt. Each facility includes a commitment fee on the unused portion of the total amount available of
 .1% to .25% based on the credit ratings of Cox Radio's senior, long-term debt. Each facility also contains, among other provisions, defined requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At September 30, 2000, Cox Radio was in compliance with the covenants. At September 30, 2000, Cox Radio had approximately $350 million of outstanding indebtedness under the five-year facility with no additional amounts available, and $230 million of outstanding indebtedness under the 364-day facility with $120 million available. The interest rate applied to amounts due under the bank credit facilities was 7.13% at September 30, 2000.

     On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended, (the "Securities Act"), which were later exchanged for notes registered under the Securities Act. The notes consisted of $100 million principal amount of 6.25% notes due in 2003 and $100 million principal amount of 6.375% notes due in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then-wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, an exchange offer was consummated pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At September 30, 2000 and December 31, 1999, the estimated fair value of these notes was approximately $194.1 million and $191.0 million, respectively, based on quoted market prices.

     In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under its bank credit facility. Pursuant to the interest rate swap agreements, Cox Radio exchanged its floating rate interest obligations on an aggregate of $100 million in principal amount at an average fixed rate of 6.23% per annum having an average maturity of 6.25 years. The fixing of interest rates for this period reduces Cox Radio's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties nor would we expect any such loss to be material. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $1.9 million at December 31, 1999.

     Prior to June 27, 2000, Cox Radio accounted for the interest rate swap agreements as hedges. In connection with the offering of Class A common stock as discussed in Note 5 to the financial statements included in Item 1. hereof, Cox Radio used a portion of the net proceeds from the offering to repay all amounts then outstanding under its bank credit facility. As the interest rate swap agreements were no longer matched with existing debt, Cox Radio recorded a non-cash mark-to-market unrealized gain as of June 30, 2000 of $2.2 million, which represents the fair value of the interest rate swap agreements at that date. On August 4, 2000, Cox Radio redesignated these interest rate swap agreements as hedges of floating rate borrowings under the new revolving credit facilities dated June 30, 2000 discussed above. Concurrent with the redesignation of these swaps, Cox Radio recorded a non-cash, mark-to-market unrealized loss of $0.7 million, which represents the difference in the fair value of the interest rate swap agreements from June 30, 2000 to August 4, 2000. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $0.9 million at September 30, 2000.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    On March 6, 2000, Cox Radio was named as a defendant in a putative class action suit filed in the state court of Gwinnett County, Georgia, alleging violations of the federal Telephone Consumer Protection Act and related Georgia telemarketing laws. The complaint sought statutory damages in the amount of $1,500, plus actual and punitive damages and attorneys' fees, on behalf of each person "throughout the State of Georgia" who received an unsolicited pre-recorded telephone message delivering an "advertisement" from a Cox Radio radio station. On May 1, 2000, the lawsuit was dismissed without prejudice. Counsel for the plaintiff has indicated his intention to file a similar action against Cox Radio at a later date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT
NUMBER                       DESCRIPTION
-------       -----------------------------------------------------------------

 (1) 2.1  --  Asset Exchange Agreement dated August 30, 1999 by and among Cox
              Radio, Inc. and AMFM Inc.
 (2) 2.2  --  Letter dated as of August 30, 1999 by and among Cox Radio, Inc.
              and AMFM Inc.
 (3) 2.3  --  Merger Agreement dated March 14, 2000 by and among Marlin
              Broadcasting, Inc., Cox Radio, Inc., Cox Miami Merger Sub, Inc. and Marlin Broadcasting, LLC
 (4) 2.4  --  Asset Purchase Agreement dated March 3, 2000 by and among Clear
              Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Citicasters Co., Capstar Radio Operating Company, Capstar TX Limited Partnership, AMFM Texas Broadcasting, L.P., AMFM Texas Licenses Limited Partnership, Cox Radio, Inc., and CXR Holdings, Inc.
 (5) 2.5  --  Asset Exchange Agreement dated as of May 31, 2000 by and among Cox
              Radio, Inc., CXR Holdings, Inc., Salem Communications Corporation and South Texas Broadcasting, Inc.
 (6) 2.6  --  Letter dated May 31, 2000 by and among Cox Radio, Inc., CXR
              Holdings, Inc., Salem Communications Corporation and South Texas Broadcasting, Inc.
 (7) 2.7  --  Letter dated June 7, 2000 by and among Cox Radio, Inc., CXR
              Holdings, Inc., Salem Communications Corporation and South Texas Broadcasting, Inc.
 (8) 2.8  --  Stock Purchase Agreement dated as of June 7, 2000 by and among
              Midwestern Broadcasting Company, Inc., the stockholders of Midwestern Broadcasting Company, Inc., and Cox Radio, Inc.
     2.9 -- Asset Purchase Agreement dated November 8, 2000 between and among Cox Radio, Inc., CXR Holdings, Inc. and Radio One, Inc.
 (9) 3.1  --  Amended and Restated Certificate of Incorporation of Cox Radio,
              Inc.
 (9) 3.2  --  Amended and Restated Bylaws of Cox Radio, Inc.
(10) 4.1  --  Indenture dated as of May 26, 1998 between Cox Radio, Inc., The
              Bank of New York, WSB, Inc., and WHIO, Inc.
(11) 4.2  --  Supplemental Indenture dated as of February 1, 1999 by and among trustee, Cox Radio, Inc., CXR Holdings, Inc. and The Bank of New York
(12) 4.3  --  Registration Rights Agreement dated May 26, 1998 among Cox Radio,
              Inc., WSB, Inc., WHIO, Inc., and Nationsbanc Montgomery Securities, LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc.
(13) 4.4  --  Specimen of Class A Common Stock Certificate.
    27.1  --  Financial Data Schedule (for SEC use only)

----------

(1) Incorporated by reference to Exhibit 99.1 of Cox Radio's Report on Form 8-K dated September 17, 1999.

(2) Incorporated by reference to Exhibit 99.2 of Cox Radio's Report on Form 8-K dated September 17, 1999.

(3) Incorporated by reference to Exhibit 2.2 of Cox Radio's Report on Form 8-K dated April 19, 2000.

(4) Incorporated by reference to Exhibit 2.3 of Cox Radio's Report on Form 8-K dated April 19, 2000.

(5) Incorporated by reference to Exhibit 10.5 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.

(6) Incorporated by reference to Exhibit 10.6 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.

(7) Incorporated by reference to Exhibit 10.7 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.

(8) Incorporated by reference to Exhibit 10.8 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.

(9) Incorporated by reference to the corresponding exhibit of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).

(10) Incorporated by reference to Exhibit 4.1 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).

(11) Incorporated by reference to Exhibit 4.2 of Cox Radio's Report on Form 10-Q for the period ending March 31, 1999.

(12) Incorporated by reference to Exhibit 4.2 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).

(13) Incorporated by reference to Exhibit 4.3 of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).

(b)      Reports on Form 8-K

         On September 11, 2000, Cox Radio filed a Current Report on Form 8-K to report the following consummated transactions:

         (a) On August 25, 2000, Cox Radio acquired from AMFM Inc., one FM station serving Miami, Florida; one FM station serving Atlanta, Georgia; two FM stations and two AM stations serving Stamford/Norwalk, Connecticut; four FM and two AM stations serving Jacksonville, Florida; and one FM station and national and local sales and marketing rights at another FM station serving New Haven, Connecticut in exchange for one FM and one AM station serving Los Angeles, California plus approximately $3 million (the "AMFM Acquisition");

         (b) On August 30, 2000, Cox Radio acquired from Clear Channel Communications, Inc, three FM stations serving Houston, Texas and three FM stations and one AM station serving Richmond, Virginia, for consideration of $380 million (the "Clear Channel Acquisition");

         (c) Also on August 30, 2000, Cox Radio acquired the capital stock of Midwestern Broadcasting Company, Inc. which owns one FM station serving Atlanta, Georgia, for $280 million. In a related transaction on September 1, 2000, Cox Radio acquired from Salem Communications Corporation the license and transmitting facilities of one FM station serving Houston, Texas in exchange for the license and transmitting facilities of one FM station serving Atlanta, Georgia as well as the license and transmitting facilities of one AM station serving San Antonio, Texas and one AM station serving Tampa, Florida.

         On November 8, 2000, Cox Radio filed a Current Report on Form 8-K to provide certain financial information for the AMFM Acquisition and the Clear Channel Acquisition, including certain audited financial information as of and for the year ended December 31, 1999; certain unaudited financial information as of June 30, 2000 and for the six months ended June 30, 2000 and 1999; and certain unaudited pro forma financial information for the year ended December 31, 1999 and as of and for the six months ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COX RADIO, INC.


November 13, 2000                           /s/ Neil O. Johnston
                                            -----------------------------------
                                            Neil O. Johnston
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            duly authorized officer)