Form 10-Q/A
period 2000-09-30
COX RADIO INC
filed 2001-02-06
CIK 1018522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

                                EXPLANATORY NOTE

         This amendment on Form 10-Q/A is being filed to give effect to the restatement of Cox Radio's financial statements, included in Item 1., as discussed in Note 8 thereto.

                                 COX RADIO, INC.
                                    FORM 10-Q/A
                               (Amendment No. 1)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.............................................    3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS........................................   12

ITEM 6.  EXHIBITS.........................................................   19

SIGNATURES................................................................   20

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                COX RADIO, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                                   2000                  1999
                                                                             (As restated,
                                                                              see Note 8)
                                                                             -----------------    -------------------
                                                                                     (AMOUNTS IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents............................................      $         20,596     $           14,704
  Restricted cash......................................................                 1,444                     --
  Accounts  receivable, less allowance for doubtful accounts
     of $3,305 and $2,966, respectively  ..............................                90,148                 74,775
  Prepaid expenses and other current assets ...........................                 6,539                  4,387
  Amounts due from Cox Enterprises, Inc. ..............................                20,216                     --
                                                                             -----------------    -------------------

     Total current assets .............................................               138,943                 93,866

Plant and equipment, net ..............................................                65,050                 56,582
Intangible assets, net ................................................             2,127,262                829,307
Station investment note receivable ....................................                    --                    850
Other assets ..........................................................                 8,894                  6,016
                                                                             -----------------    -------------------
     Total assets .....................................................      $      2,340,149     $          986,621
                                                                             =================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ...............................      $         25,682     $           28,115
  Accrued salaries and wages ..........................................                 6,838                  4,464
  Accrued interest ....................................................                 8,258                  2,476
  Income taxes payable ................................................                 6,092                  5,462
  Other current liabilities ...........................................                   979                  1,572
  Current portion of notes payable ....................................               230,000                     --
  Amounts due to Cox Enterprises, Inc.  ...............................                    --                 17,138
                                                                             -----------------    -------------------

     Total current liabilities ........................................               277,849                 59,227

Notes payable .........................................................               549,937                420,105
Deferred income taxes .................................................               483,995                128,623
                                                                             -----------------    -------------------
     Total liabilities ................................................             1,311,781                607,955
                                                                             -----------------    -------------------

Commitments and contingencies (Note 3)

Shareholders' Equity:
   Preferred stock, $1.00 par value: 15,000,000 shares authorized,
     None outstanding..................................................                    --                     --
  Class A common stock, $0.33 par value; 210,000,000 shares
     authorized; 40,658,397 and 28,015,983 shares outstanding at
     September 30, 2000 and December 31, 1999, respectively ...........                13,418                  9,245
  Class B common stock, $0.33 par value; 135,000,000 shares
     authorized; 58,733,016 shares outstanding at September 30, 2000
     and December 31, 1999, respectively ..............................                19,382                 19,382
  Additional paid-in capital ..........................................               609,469                265,155
  Retained earnings ...................................................               387,750                 86,535
                                                                             -----------------    -------------------
                                                                                    1,030,019                380,317
  Less: Class A common stock held in treasury (119,856 shares at cost)                (1,651)                (1,651)
                                                                             -----------------    -------------------
     Total shareholders' equity .......................................             1,028,368                378,666
                                                                             -----------------    -------------------
     Total liabilities and shareholders' equity .......................      $      2,340,149     $          986,621
                                                                             =================    ===================

            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                      SEPTEMBER 30,                             SEPTEMBER 30,
                                            ---------------------------------        -----------------------------------
                                                 2000               1999                  2000                1999
                                            (As restated,                            (As restated,
                                             see Note 8)                              see Note 8)
                                            ---------------    --------------        ---------------     ---------------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES:
  Local ..................................  $        69,468    $       57,244        $       193,005     $       160,635
  National ...............................           21,209            19,814                 61,348              52,064
  Other ..................................            4,392             2,696                 12,263               6,013
                                            ---------------    --------------        ---------------     ---------------
     Total revenues ......................           95,069            79,754                266,616             218,712

COSTS AND EXPENSES:
  Operating ..............................           21,684            18,422                 59,479              51,043
  Selling, general and administrative ....           32,865            28,058                102,043              84,005
  Corporate general and administrative ...            3,611             2,673                  9,590               7,268
  Depreciation and amortization ..........           11,206             7,544                 26,261              20,758
  Loss on sales of assets ................               63                --                      5                  --
  Gain on sales of radio stations ........         (429,935)             (719)              (475,288)            (40,521)
                                            ---------------    --------------        ---------------     ---------------

OPERATING INCOME .........................          455,575            23,776                544,526              96,159

OTHER INCOME (EXPENSE):
  Interest income ........................            2,775                --                  4,482                 466
  Interest expense .......................           (9,268)           (5,831)               (23,409)            (16,288)
  Non-cash mark-to-market unrealized
     (loss)/gain .........................             (698)               --                  1,474                  --
  Other - net ............................             (122)             (135)                  (466)               (266)
                                            ---------------    --------------        ---------------     ---------------
INCOME BEFORE INCOME TAXES................          448,262            17,810                526,607              80,071
  Income taxes ...........................          193,382             7,750                225,392              33,513
                                            ---------------    --------------        ---------------     ---------------
NET INCOME ...............................  $       254,880    $       10,060        $       301,215     $        46,558
                                            ===============    ==============        ===============     ===============

Basic net income per common share.........  $          2.57    $         0.12        $          3.30     $          0.54
                                            ===============    ==============        ===============     ===============
Diluted net income per common share.......  $          2.55    $         0.12        $          3.28     $          0.54
                                            ===============    ==============        ===============     ===============

Weighted average basic common shares
  outstanding.............................           99,362            86,274                 91,230              85,946
                                            ===============    ==============        ===============     ===============
Weighted average diluted common shares
  outstanding.............................           99,966            86,761                 91,892              86,362
                                            ===============    ==============        ===============     ===============

            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                    CLASS A               CLASS B                                   TREASURY STOCK
                                 COMMON STOCK          COMMON STOCK     ADDITIONAL                ------------------
                              -----------------     -----------------     PAID-IN    RETAINED
                              SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL    EARNINGS     SHARES      AMOUNT      TOTAL
                              ------     ------     ------     ------   ----------   --------     ------      ------      -----
                                                                   (IN THOUSANDS)
BALANCE AT
  DECEMBER 31, 1999........   28,016   $  9,245     58,733    $ 19,382  $ 265,155   $  86,535        120    $ (1,651)  $ 378,666

  Net income as restated
    See Note 8.............       --         --         --          --         --     301,215         --          --     301,215
  Issuance of Class A
    common stock
    pursuant to equity
    offering...............   12,392      4,089         --          --    340,116          --         --          --     344,205
  Issuance of Class A
    common stock
    related to
    incentive plans........      250         84         --          --      4,198          --         --          --       4,282
                             -------   --------   --------    --------  ---------   ---------   --------    --------  ----------
BALANCE AT
  SEPTEMBER 30, 2000 (As
  restated, see Note 8)....   40,658   $ 13,418     58,733    $ 19,382  $ 609,469   $ 387,750        120    $ (1,651) $1,028,368
                             =======   ========   ========    ========  =========   =========   ========    ========  ==========

            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               ---------------------------
                                                                                  2000          1999
                                                                               (As restated,
                                                                                see Note 8)
                                                                                ------------  ------------
                                                                                (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................       $    301,215  $    46,558
Items not requiring cash:
  Depreciation .........................................................              5,198        5,173
  Amortization .........................................................             21,063       15,585
  Deferred income taxes ................................................            207,372       17,741
  Tax benefit from exercise of stock options ...........................              1,382        2,442
  Non-cash mark-to-market unrealized (gain).............................             (1,474)          --
  Loss on sales of assets...............................................                  5           --
  (Gain) on sales of radio stations ....................................           (475,288)     (40,521)
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
  Increase in accounts receivable ......................................            (15,541)      (9,264)
  (Decrease) increase in accounts payable and accrued expenses .........                (49)       1,381
  Increase in accrued salaries and wages ...............................              2,374        1,233
  Increase in accrued interest .........................................              5,782        3,121
  Increase in taxes payable ............................................                630        5,637
  Other, net ...........................................................             (2,613)      (1,287)
                                                                               -------------  -----------
       Net cash provided by operating activities .......................             50,056       47,799
                                                                               -------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ...................................................             (7,346)      (4,901)
Acquisitions, net of cash acquired .....................................           (811,330)    (208,776)
Decrease in station investment note receivable .........................                850        6,400
Decrease (increase) in other long-term assets ..........................              1,256       (6,652)
Proceeds from sales of assets ..........................................                423           --
Proceeds from sales of radio stations ..................................            107,618        5,868
Increase in cash restricted for investment..............................             (1,444)          --
(Decrease) increase in amounts due to/from Cox Enterprises, Inc. .......            (37,354)      37,361
                                                                               -------------  -----------
       Net cash used in investing activities ...........................           (747,327)    (170,700)
                                                                               -------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of revolving credit facility ............................            359,832      119,857
Proceeds from stock options exercised ..................................              2,899        5,720
Net proceeds from stock offering .......................................            344,205           --
Repurchase of Class A common stock .....................................                 --       (1,651)
(Decrease) increase in book overdrafts .................................             (2,635)         311
Payment of credit facility financing costs .............................             (1,138)          --
                                                                               -------------  -----------
       Net cash provided by financing activities .......................            703,163      124,237
                                                                               -------------  -----------

Net increase in cash and cash equivalents ..............................              5,892        1,336
Cash and cash equivalents at beginning of period .......................             14,704        6,479
                                                                               -------------  -----------
Cash and cash equivalents at end of period .............................       $     20,596   $    7,815
                                                                               =============  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest .........................................................       $     17,627   $   13,167
      Income taxes .....................................................       $     16,097   $    7,697
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
      Value of businesses exchanged  ...................................       $    470,000      $55,000

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

     On August 25, 2000, Cox Radio acquired WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and national and local sales and marketing rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California, plus approximately $3 million (the "AMFM Transaction"). The transaction was accounted for as a purchase business combination with a fair value of $473 million based on an independent appraisal. Cox Radio recorded a $244.6 million after-tax gain on the transaction in the third quarter of 2000. Cox Radio has operated the acquired stations (other than WYBC-FM) pursuant to an LMA and WYBC-FM pursuant to a JSA since October 1999. Cox Radio obtained a temporary waiver of the FCC's newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta.

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
                                                                 ======================================================


5.   EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    --------------------           --------------------
                                                                    2000            1999           2000            1999
                                                                    ----            ----           ----            ----
                                                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
       NET INCOME............................................    $ 254,880        $ 10,060      $ 301,215        $ 46,558
                                                                 =========        ========      =========        ========

       BASIC EPS
       Weighted-average common shares outstanding ...........       99,362          86,274         91,230          85,946
                                                                 =========        ========      =========        ========
       Basic net income per common share.....................    $    2.57        $   0.12      $    3.30        $   0.54
                                                                 =========        ========      =========        ========

       DILUTED EPS
       Weighted-average common shares outstanding - basic....       99,362          86,274         91,230          85,946

          Shares issuable on exercise of dilutive options....        1,445           1,751          1,445           1,751
          Shares assumed to be purchased with proceeds from
            options..........................................         (986)         (1,295)          (939)         (1,347)

          Shares issuable pursuant to employee stock
            purchase plan....................................          229             234            229             234
          Shares assumed to be purchased with proceeds from
             employee stock purchase plan....................          (84)           (203)           (73)           (222)
                                                                 ---------        --------      ---------        --------

       Shares applicable to diluted EPS......................       99,966          86,761         91,892          86,362
                                                                 =========        ========      =========        ========
       Diluted net income per common share...................    $    2.55        $   0.12      $    3.28        $   0.54
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

     In November 1999, Cox Radio developed an SFAS 133 implementation plan and appointed a team to implement SFAS 133 on a company-wide basis. The implementation plan includes, among other things, the education of both financial and non-financial personnel, the conducting of an inventory of all free-standing and embedded derivatives, the development of a SFAS 133 compliant risk management process, the development of controls and processes to identify and account for derivatives on an on going basis, and the documentation and assessment of the Company's hedging strategies. Cox Radio believes that the adoption of SFAS 133 will not have a material impact on the financial statements.

7.   SUBSEQUENT EVENT

     On November 8, 2000, Cox Radio entered into an agreement to acquire the assets of radio stations WDYL-FM serving Richmond, Virginia, and WJMZ-FM and WPEK-FM serving Greenville, South Carolina for a purchase price of $52.5 million in cash. Pending customary regulatory approvals, Cox Radio anticipates closing this transaction during the first quarter of 2001.

8.   RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the filing of Cox Radio's Form 10-Q for the quarter ended September 30, 2000, Cox Radio's management determined that the gain of $438.0 million recorded in the third quarter of 2000 on the AMFM Transaction discussed in Note 2 should be revised to $430.0 million to properly reflect $8.0 million in assets which had been excluded from the initial calculation of the gain. As a result, the following financial statement line items and basic and diluted income per share have been restated from the amounts previously reported to comprehend the revised gain on the AMFM transaction.

                                                            As of
                                                      September 30, 2000
                                                    ----------------------
                                                    (amounts in thousands)

                                              As Previously              As
                                                Reported              Restated
Plant and Equipment, net                      $   73,092              $   65,050
Total Assets                                  $2,348,191              $2,340,149
Retained Earnings                             $  395,792              $  387,750
Total Shareholders' Equity                    $1,036,410              $1,028,368
Total Liabilities and Shareholders' Equity    $2,348,191              $2,340,149

                                                 Three Months Ended                   Nine Months Ended
                                                 September 30, 2000                  September 30, 2000
                                                 ------------------                  ------------------
                                                                 (amounts in thousands)

                                            As Previously           As           As Previously         As
                                              Reported           Restated          Reported         Restated
Gain on sales of radio stations             $437,977             $429,935        $483,330           $475,288
Operating income                            $463,617             $455,575        $552,568           $544,526
Income before income taxes                  $456,304             $448,262        $534,649           $526,607
Net income                                  $262,922             $254,880        $309,257           $301,215
Basic net income per share                  $   2.65             $   2.57        $   3.39           $   3.30
Diluted net income per share                $   2.63             $   2.55        $   3.37           $   3.28

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying unaudited historical Consolidated Statements of Income for the three and nine-month periods ended September 30, 2000 and 1999. See Note 8 of the notes to Cox Radio's unaudited financial statements for a discussion of the effects of the restatement of Cox Radio's financial statements as of and for the three- and nine-month periods ended September 30, 2000.

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

     On August 25, 2000, Cox Radio acquired WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and national and local sales and marketing rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California, plus approximately $3 million. The transaction was accounted for as a purchase business combination with a fair value of $473 million based on an independent appraisal. Cox Radio recorded a $244.6 million after-tax gain on the transaction in the third quarter of 2000. Cox Radio has operated the acquired stations (other than WYBC-FM) pursuant to an LMA and WYBC-FM pursuant to a JSA since October 1999. Cox Radio obtained a temporary waiver of the FCC's newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta.

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

     Operating income increased $431.8 million to $455.6 million for the third quarter of 2000, for the reasons discussed above and as a result of a $429.9 million pre-tax gain recorded in the third quarter of 2000 on the exchange of KFI-AM and KOST-FM in Los Angeles, California.

     Interest expense during the third quarter of 2000 increased $3.4 million to $9.3 million as a result of borrowings incurred to complete Cox Radio's acquisitions during 1999 and the first nine months of 2000.

     Net income increased $244.8 million to $254.9 million for the third quarter of 2000, primarily for the reasons discussed above. In addition, a $244.6 million after-tax gain was recorded in the third quarter of 2000 on the exchange of KFI-AM and KOST-FM in Los Angeles, California, offset by a $0.4 million non-cash after-tax "mark-to-market" unrealized loss related to Cox Radio's interest rate swap agreements.

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

     Operating income increased $448.4 million to $544.5 million for the first nine months of 2000, primarily as a result of a $429.9 million pre-tax gain recorded on the exchange of KFI-AM and KOST-FM in Los Angeles, California and for the reasons discussed above. In addition, a $46.6 million pre-tax gain was recorded in the first nine months of 2000 on the sale of KACE-FM and KRTO-FM in Los Angeles, California. These gains were significantly greater than the $39.8 million pre-tax gain recorded in the first nine months of 1999 on the sale of Cox Radio's stations in Syracuse, New York.

     Interest expense during the first nine months of 2000 increased $7.1 million to $23.4 million as a result of borrowings incurred to complete Cox Radio's acquisitions during 1999 and the first nine months of 2000.

     Net income increased $254.7 million to $301.2 million for the first nine months of 2000, primarily for the reasons discussed above and due to a $0.9 million after-tax non-cash "mark-to-market" unrealized gain related to Cox Radio's interest rate swap agreements in the first nine months of 2000. In addition, a $27.9 million after-tax gain was recorded on the sale of KACE-FM and KRTO-FM in Los Angeles, California and a $244.6 million after-tax gain was recorded on the exchange of KFI-AM and KOST-FM in Los Angeles, California in the first nine months of 2000. These gains were significantly greater than the $23.8 million after-tax gain recorded in the first nine months of 1999 on the sale of Cox Radio's stations in Syracuse, New York.

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

ITEM 6.  Exhibits


         Listed below are the exhibits which are filed as part of this Report (according to the number of them in Item 601 of Regulation S-K):

Exhibit
Number            Description
------            -----------

27.1              Financial Data Schedule (for SEC use only)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COX RADIO, INC.


February 6, 2001                           /s/ Neil O. Johnston
                                            -----------------------------------
                                            Neil O. Johnston
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            duly authorized officer)