Form 10-K405
period 2000-12-31
COX RADIO INC
filed 2001-03-19
CIK 1018522

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
  Class A Common Stock, par value $0.33 per               New York Stock Exchange
                     share

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of February 28, 2001, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $889,838,460 based on the closing price on the New York Stock Exchange on such date.

     There were 40,767,282 shares of Class A common stock outstanding as of February 28, 2001.

     There were 58,733,016 shares of Class B common stock outstanding as of February 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2000 Annual Report to Stockholders and the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into
Part II and Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                COX RADIO, INC.

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                 PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   22
Item 3.     Legal Proceedings...........................................   24
Item 4.     Submission of Matters to a Vote of Security Holders.........   24
                                PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   25
Item 6.     Selected Consolidated Financial Data........................   25
Item 7.     Management's Discussion and Analysis of Financial Conditions
            and Results of Operations...................................   26
Item 7A     Quantitative and Qualitative Disclosure About Market Risk...   32
Item 8.     Financial Statements and Supplementary Data.................   34
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   57
                                PART III
Item 10.    Directors and Executive Officers............................   57
Item 11.    Executive Compensation......................................   57
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   57
Item 13.    Certain Relationships and Related Transactions..............   57
                                PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   57
Signatures  ............................................................   60

                                     PART I

ITEM 1.  BUSINESS

     Cox Radio, Inc. is the fourth largest radio broadcasting company in the United States, based on net revenues. Cox Radio, upon completion of all pending transactions, will own or operate, or provide sales and marketing services for, 83 radio stations (68 FM and 15 AM) clustered in 18 markets.

     Cox Radio is an indirect majority-owned subsidiary of Cox Enterprises, Inc. Cox Enterprises indirectly owns approximately 63% of Cox Radio's common stock and has approximately 94% of the voting power of Cox Radio. Cox Radio has two classes of common stock outstanding, Class A common stock, par value $0.33 per share, and Class B common stock, par value $0.33 per share. Cox Enterprises' wholly-owned subsidiary, Cox Broadcasting, Inc., owns 100% of Cox Radio's outstanding Class B common stock.

     Cox Enterprises, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest media companies in the United States, with consolidated 2000 revenues of approximately $7.8 billion. Cox Radio's business was operated as part of Cox Enterprises prior to Cox Radio's initial public offering in September 1996 when Cox Enterprises transferred all of its U.S. radio operations to Cox Radio. Cox Radio, as part of Cox Enterprises, was a pioneer in radio broadcasting, building its first station in 1934, acquiring its flagship station, WSB-AM (Atlanta), in 1939 and launching its first FM station, WSB-FM (Atlanta), in 1948.

     Cox Radio seeks to maximize the revenues and broadcast cash flow of its radio stations by operating and developing clusters of stations in demographically attractive and rapidly growing markets, including Atlanta, Birmingham, Houston, Jacksonville, Miami, Orlando, San Antonio and Tampa. During the past five years, the 18 markets in which Cox Radio's stations operate have demonstrated a compounded annual revenue growth rate of 29.1%, which is greater than the compounded annual revenue growth rate for the U.S. radio industry as a whole of 12.4%, which was calculated using revenue information obtained from the Radio Advertising Bureau.

     Cox Radio's April 1997 acquisition of NewCity Communications, Inc. enhanced the clustering of Cox Radio's radio stations by increasing the total number of markets in which Cox Radio owned and/or operated stations to 12 and by strengthening its penetration in those markets. The NewCity Communications acquisition created a platform for additional strategic acquisitions that further clustered radio stations in Cox Radio's markets. In 1998, Cox Radio added an operating market when it acquired four radio stations in Long Island, New York. In May 1999, Cox Radio swapped its stations serving the Syracuse, New York market for additional stations serving the Tampa, Florida and Louisville, Kentucky markets. In November 1999, Cox Radio added another operating market when it acquired four radio stations in Honolulu, Hawaii. In August 2000, Cox Radio exchanged two stations serving the Los Angeles market for additional stations serving the Southern Connecticut, Atlanta, and Miami markets, as well as six radio stations in a new market, Jacksonville, Florida. Also in August 2000, Cox Radio added two new operating markets when it acquired three radio stations in Houston, Texas, and four radio stations in Richmond, Virginia. In February 2001, Cox Radio enhanced its Sunbelt presence when it acquired two new stations in Greenville, South Carolina and one additional owned station and an additional operated station in Richmond, Virginia. Pending the consummation of all announced transactions, Cox Radio will own and/or operate or provide sales and marketing services for stations in a total of 18 markets. Cox Radio operates three or more stations in 15 of its 18 markets.

     As a result of Cox Radio's management, programming and sales efforts, its radio stations are characterized by strong ratings and above average power ratios (defined as revenue share in a particular market divided by audience share in such market). Cox Radio's stations are diversified in terms of format, target audience, geographic location and stage of development.

     Cox Radio has a track record of acquiring, repositioning and improving the operating performance of previously under-performing stations. Management believes that a number of Cox Radio's stations have significant growth opportunities or turnaround potential and, therefore, can be characterized as start-up or developing stations. Generally, Cox Radio considers start-up or developing stations to include those stations that have been recently acquired and offer the greatest potential for growth. Currently, Cox Radio considers 49 of its stations to be start-up or developing stations. Cox Radio believes these stations can achieve significant broadcast cash flow growth by employing its operating strategy. Management believes that its mix of stations in different stages of development enables Cox Radio to maximize its growth potential.

     Cox Radio's senior operating management is comprised of five individuals with an average of over 27 years of experience in the radio broadcasting industry, including an average of over 10 years with Cox Radio. Cox Radio believes that this experienced senior management team is well positioned to manage larger radio station clusters, as well as new radio station clusters, and take advantage of new opportunities arising in the U.S. radio broadcasting industry.

     During 1998, Cox Radio began syndicating radio broadcast programming, including the stock market investment advice show The Motley Fool, consumer advocate Clark Howard, and Neal Boortz's political and issues talk show. Cox Radio also entered into an Advertising Sales and Affiliate Marketing Agreement with Media America, Inc, pursuant to which Media American sells advertising on behalf of Cox Radio. During 1999, Cox Radio began syndicating "shock jocks" Lex and Terry. Cox Radio is exploring offering other syndication products in the future.

     During 2000, Cox Radio created a new division, Cox Radio Interactive
(CXRi), whose purpose is to design, develop and assist Cox Radio's radio markets with their station web sites. In addition, CXRi conducts research to determine what station listeners want from radio web sites. Cox Radio now focuses sales on promotional partnerships and sells banner ads on its web sites as a "25th hour" of advertising.

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

     In October 1998, Cox Radio consummated the acquisition of radio stations WDPT-FM (formerly WCLR-FM), WDTP-FM (formerly WZLR-FM) and WPTW-AM serving the Dayton, Ohio market for consideration of approximately $6.3 million. Cox Radio had been operating these stations pursuant to an LMA since December 1997.

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

     In May 1999, Cox Radio acquired radio stations WVEZ-FM and WSFR-FM and an option to purchase WPTI-FM (formerly WMHX-FM) serving the Louisville, Kentucky market and radio stations WFJO-FM, WHPT-FM and WDUV-FM (formerly WTBT-FM) serving the Tampa-St. Petersburg, Florida market in exchange for Cox Radio's radio stations WYYY-FM, WBBS-FM, WWHT-FM, WHEN-AM and WSYR-AM serving the Syracuse, New York market, plus additional cash consideration of approximately $94 million, resulting in a pre-tax gain of approximately $39.2 million. In connection with obtaining regulatory approvals for this transaction, Cox Radio agreed to divest ownership of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market. In May 1999, such stations were transferred to a trust for the benefit of Cox Radio pending sale to a third party.

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

     In September 1999, Cox Radio consummated the acquisition of WPTI-FM (formerly WMHX-FM) in Louisville, Kentucky for consideration of approximately $2 million. Cox Radio had been operating the station under a JSA or LMA since May 1999.

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

     In September 1999, Cox Radio acquired WBTS-FM (formerly WNGC-FM) in Athens, Georgia for consideration of approximately $78 million.

     In November 1999, Cox Radio acquired KRTR-FM, KXME-FM, KGMZ-FM and KRTR-AM (formerly KGMZ-AM) in Honolulu, Hawaii for consideration of approximately $16.4 million.

     In January 2000, Cox Radio acquired the assets of KRTQ-FM (formerly KTFX-FM) in Tulsa, Oklahoma for consideration of $3.5 million. Cox Radio had been operating this station pursuant to an LMA since January 1999.

     Also in January 2000, Cox Radio disposed of the assets of KACE-FM and KRTO-FM, serving Los Angeles, California, for consideration of approximately $75 million.

     In April 2000, the LMA for WCNN-AM, serving Atlanta, Georgia, terminated.

     Also in April 2000, Cox Radio disposed of the assets of KGMZ-FM, serving Honolulu, Hawaii, for approximately $6.6 million. Cox Radio continues to manage this station's local, regional and national advertising sales efforts under a JSA. In addition, Cox Radio is a guarantor of the buyer's financing for this transaction.

     In May 2000, Cox Radio acquired the assets of KINE-FM, KCCN-FM and KCCN-AM, serving Honolulu, Hawaii, for consideration of approximately $17.8 million.

     In July 2000, Cox Radio acquired the outstanding capital stock of Marlin Broadcasting, Inc., which owned radio stations WTMI-FM serving Miami, Florida, WCCC-FM and WCCC-AM serving Hartford, Connecticut, and WBOQ-FM serving Gloucester, Massachusetts, for approximately $125 million. As part of this transaction, Cox Radio sold those assets of Marlin comprising WCCC-FM, WCCC-AM and WBOQ-FM to certain of the former principals of Marlin for approximately $25 million. Cox Radio did not recognize any gain or loss on the sale of these assets.

     In August 2000, Cox Radio acquired WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and national and local sales and marketing rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California, plus approximately $3 million. The transaction was accounted for as a purchase business combination with a fair value of $473 million based on an independent appraisal. Cox Radio recorded a $244.6 million after-tax gain on the transaction in the third quarter of 2000. Cox Radio had operated the acquired stations (other than WYBC-FM) pursuant to an LMA and WYBC-FM pursuant to a JSA since October 1999. Cox Radio continues to operate WYBC-FM pursuant to a JSA. Cox Radio obtained a temporary waiver of the FCC's newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta.

     In August 2000, Cox Radio acquired the assets of radio stations KKBQ-FM, KLDE-FM and KTHT-FM (formerly KKTL-FM), serving Houston, Texas, and WKHK-FM, WMXB-FM, WKLR-FM and WVBB-AM (formerly WTVR-AM), serving Richmond, Virginia, for consideration of approximately $380 million.

     Also in August 2000, Cox Radio acquired the capital stock of Midwestern Broadcasting Company, Inc., which owned WALR-FM, serving Atlanta, Georgia, for $280 million. In a related transaction with Salem Communications Corporation in September 2000, Cox Radio exchanged the license and transmitting facilities of WALR-FM, as well as the license and transmitting facilities of radio stations KLUP-AM, serving San Antonio, Texas, and WSUN-AM (formerly WFNS-AM), serving Tampa, Florida, for the license and transmitting facilities of radio station KHPT-FM (formerly KKHT-FM), serving Houston, Texas. Cox Radio retained the intellectual property of WALR-FM and is broadcasting WALR-FM's programming on its WJZF-FM signal in Atlanta. Cox Radio changed WJZF-FM's call letters to WALR-FM.

     In February 2001, Cox Radio acquired WDYL-FM serving Richmond, Virginia and WJMZ-FM and WPEK-FM serving Greenville, South Carolina for a total of $52.5 million.

     In February 2001, Cox Radio entered into a joint sales agreement to provide sales and marketing services for WARV-FM, also serving the Richmond, Virginia market. In addition, Cox Radio is a guarantor of the buyer's financing for the acquisition of this station.

     In February 2001, Cox Radio disposed of WHOO-AM serving Orlando, Florida for $5 million.

     In February 2001, Cox Radio entered into an agreement to dispose of the assets of KGTO-AM serving Tulsa, Oklahoma for $0.5 million. This station will be operated by the buyer under a time brokerage agreement. Pending customary regulatory approvals, Cox Radio anticipates consummating this transaction in the second quarter of 2001.

     On December 21, 1998 and March 1, 1999, Cox Radio purchased shares of common stock of iBiquity Digital Corporation (formerly USA Digital Radio, Inc.), a developer of digital radio broadcasting technology, for a total purchase price of $2.5 million. Cox Radio accounts for this investment under the cost method.

     The following table summarizes certain information relating to radio stations owned or operated by Cox Radio, assuming the consummation of all pending transactions:

                                                                  AUDIENCE                      DEMOGRAPHIC GROUP
                                                                  SHARE IN       RANK IN          (ADULTS 25-54)
                                                     TARGET        TARGET        TARGET      ------------------------
 MARKET(1) AND STATION                             DEMOGRAPHIC   DEMOGRAPHIC   DEMOGRAPHIC       AUDIENCE
     CALL LETTERS                FORMAT               GROUP         GROUP         GROUP            SHARE         RANK
 ---------------------   -----------------------   -----------   -----------   -----------   -----------------   ----
ATLANTA
                                                   Adults
  WSB-AM                 News/Talk                 35-64             11.9            1               8.6            2
  WSB-FM                 Adult Contemporary        Women 25-54        8.1            3               6.4            4
  WALR-FM (formerly                                Adults
    WJZF-FM)             Urban                     25-54              6.2            5               6.2            5
                                                   Adults
  WBTS-FM                Contemporary Hit Radio    18-34              5.0            6               2.3           16
                                                   Adults
  WFOX-FM                Oldies                    35-54              5.0            9               3.6           11
BIRMINGHAM
                                                   Adults
  WZZK-FM                Country                   25-54              8.0            2               8.0            2
                                                   Adults
  WRJS-AM                Gospel                    25-54              0.1           34               0.1           34
                                                   Adults
  WODL-FM                Oldies                    35-54              7.4            3               5.5            6
                                                   Adults
  WBHJ-FM                Contemporary Hit Urban    18-34             15.2            1               5.3            7
  WBHK-FM                Urban
                                                   Adults
                         Adult Contemporary        25-54             11.5            1              11.5            1
                                                   Adults
  WAGG-AM                Gospel                    35-54              4.6            7               4.1           10
  WRLR-FM                Active Rock               Men 18-34         10.6            3               3.0           14
DAYTON
                                                   Adults
  WHIO-AM                News/Talk                 35-54              4.6            8               3.9            9
                                                   Adults
  WHKO-FM                Country                   25-54              9.8            2               9.8            2
  WDPT-FM (formerly                                Adults
    WCLR-FM)             Oldies                    25-54              2.2           11               2.2           11
  WDTP-FM (formerly                                Adults
    WZLR-FM)             Oldies                    25-54               --(2)        --(2)             --(2)        --(2)
GREENVILLE/SPARTANBURG
                                                   Adults
  WJMZ-FM                Urban                     25-54              9.5            2               9.5            2
  WPEK-FM                TBD                       TBD                 --(3)        --(3)             --(3)        --(3)
HONOLULU
                                                   Adults
  KRTR-FM                Adult Contemporary        25-54              7.7            4               7.7            4
  KRTR-AM (formerly                                Adults
    KGMZ-AM)             Adult Contemporary        25-54               --(4)        --(4)             --(4)        --(4)
                                                   Adults
  KXME-FM                Rhythmic Top 40           18-34              9.0            4               3.2           12
                                                   Adults
  KGMZ-FM (5)            Oldies                    35-64              7.0            6               5.4            7
                                                   Adults
  KINE-FM                Adult Contemporary        25-54              7.4            5               7.4            5
                                                   Adults
  KCCN-FM                Contemporary Hit Radio    18-34             10.1            3               8.8            2
                                                   Adults
  KCCN-AM                News/Talk/Sports          35-64              2.0           15               1.4           19
HOUSTON
                                                   Adults
  KLDE-FM                Oldies                    25-54              3.9            9               3.9            9
  KTHT-FM (formerly                                Adults
    KKTL-FM)             Rhythmic Top 40           18-34               --(6)        --(6)             --(6)        --(6)
                                                   Adults
  KKBQ-FM                Country                   25-54              2.7           14               2.7           14
  KHPT-FM (formerly                                Adults
    KKHT-FM)             80's and more             25-54               --(6)        --(6)             --(6)        --(6)
JACKSONVILLE
  WAPE-FM                Contemporary Hit Radio    Women 25-44       12.9            1               8.0            3
  WFYV-FM                Classic Rock              Men 25-54         16.2            1              10.6            1
                                                   Adults
  WKQL-FM                Oldies                    35-54              9.3            1               6.8            4
                                                   Adults
  WMXQ-FM                80's Hits                 25-44              4.3            9               4.0           10
  WBWL-AM                Sports Talk               Men 18-49          1.8           16               1.1           19
                                                   Adults
  WOKV-AM                News/Talk                 35-64              6.0            6               4.0           10
LONG ISLAND
  WBLI-FM                Contemporary Hit Radio    Women 25-54        6.6            2               4.5            4
  WBAB-FM                Album Oriented Rock       Men 25-54          6.9            3               5.3            3
  WHFM-FM                Album Oriented Rock       Men 25-54           --(7)        --(7)             --(7)        --(7)

                                                                  AUDIENCE                      DEMOGRAPHIC GROUP
                                                                  SHARE IN       RANK IN          (ADULTS 25-54)
                                                     TARGET        TARGET        TARGET      ------------------------
 MARKET(1) AND STATION                             DEMOGRAPHIC   DEMOGRAPHIC   DEMOGRAPHIC       AUDIENCE
     CALL LETTERS                FORMAT               GROUP         GROUP         GROUP            SHARE         RANK
 ---------------------   -----------------------   -----------   -----------   -----------   -----------------   ----
LOUISVILLE
                                                   Adults
  WRKA-FM                Oldies                    35-54              6.0            4               4.5            9
                                                   Adults
  WVEZ-FM                Adult Contemporary        25-54              6.3            4               6.3            4
                                                   Adults
  WSFR-FM                Classic Rock              25-54              6.1            5               6.1            5
  WPTI-FM (formerly                                Adults
    WMHX-FM)             80's Hits                 25-54              3.3           11               3.3           11
MIAMI
                                                   Adults
  WFLC-FM                Hot Adult Contemporary    25-54              4.1            7               4.1            7
                                                   Adults
  WHQT-FM                Urban Adult               25-54              5.7            2               5.7            2
                         Contemporary
                                                   Adults
  WEDR-FM                Urban Adult               25-54              6.8            1               6.8            1
                         Contemporary
                                                   Adults
  WTMI-FM                Classical                 25-54              1.8           20               1.8           20
ORLANDO
                                                   Adults
  WDBO-AM                News/Talk                 35-54              5.8            8               4.4           12
                                                   Adults
  WWKA-FM                Country                   25-54              6.3            3               6.3            3
                                                   Adults
  WCFB-FM                Urban Adult               25-44              6.1            5               5.8            6
                         Contemporary
  WHTQ-FM                Classic Rock              Men 25-44          7.8            3               5.4            8
                                                   Adults
  WMMO-FM                Rock Adult Contemporary   25-44              6.1            5               5.9            5
                                                   Adults
  WPYO-FM                Contemporary Hit Radio    18-24             12.2            4               2.4           16
RICHMOND
                                                   Adults
  WKHK-FM                Country                   25-54              5.8            7               5.8            7
                                                   Adults
  WKLR-FM                Classic Rock              25-54              6.9            4               6.9            4
                                                   Adults
  WMXB-FM                Hot Adult Contemporary    25-54              5.9            5               5.9            5
  WVBB-AM (formerly                                Adults
    WTVR-AM)             Nostalgia                 25-54              0.3           31               0.3           31
                                                   Adults
  WDYL-FM                Alternative               18-34              5.0            8               2.4           14
  WARV-FM (5)            TBD                       TBD                 --(3)        --(3)             --(3)        --(3)
SAN ANTONIO
                                                   Adults
  KCYY-FM                Country                   25-54              5.2            8               5.2            8
                                                   Adults
  KKYX-AM                Classic Country           35-64              1.8           18               1.0           21
                                                   Adults
  KCJZ-FM                Rhythmic Oldies           35-44              4.8            8               4.0           11
                                                   Adults
  KISS-FM                Album Oriented Rock       18-49               10            1               7.0            2
                                                   Adults
  KSMG-FM                Hot Adult Contemporary    25-54              5.6            6               5.6            6
                                                   Adults
  KONO-FM                Oldies                    25-54              6.2            4               6.2            4
                                                   Adults
  KONO-AM                Oldies                    25-54               --(8)        --(8)             --(8)        --(8)
SOUTHERN CONNECTICUT
  Bridgeport/Fairfield
  County
                                                   Adults
  WEZN-FM                Adult Contemporary        25-54             13.0            1              13.0            1
  New Haven
  WPLR-FM                Album Oriented Rock       Men 25-54         14.1            1              10.4            1
                                                   Adults
  WYBC-FM (5)            Urban Adult               25-54              6.4            4               6.4            4
                         Contemporary
  Stamford-Norwalk
                                                   Adults
  WEFX-FM                Classic Rock              25-44              5.6            3               4.4            6
                                                   Adults
  WKHL-FM                Oldies                    25-54              4.4            6               4.4            6
                                                   Adults
  WNLK-AM                News/Talk/Sports          25-54              0.0           43               0.0           43
                                                   Adults
  WSTC-AM                News/Talk/Sports          25-54              0.9           31               0.9           31
TAMPA
  WWRM-FM                Soft Adult Contemporary   Women 35-54        5.9            5               4.3           11
                                                   Adults
  WBBY-FM                Rock Adult Contemporary   25-44              4.5           10               4.2           12
                                                   Adults
  WSUN-FM                Alternative               18-34              0.9           20               2.2           18
                                                   Adults
  WFJO-FM                Jammin' Hits              25-44              4.6            9               4.4            9
  WHPT-FM                Classic Rock              Men 25-54          6.1            4               4.2           12
  WDUV-FM                Easy Listening            Adults 45+        19.6            1               2.9           16

                                                                  AUDIENCE                      DEMOGRAPHIC GROUP
                                                                  SHARE IN       RANK IN          (ADULTS 25-54)
                                                     TARGET        TARGET        TARGET      ------------------------
 MARKET(1) AND STATION                             DEMOGRAPHIC   DEMOGRAPHIC   DEMOGRAPHIC       AUDIENCE
     CALL LETTERS                FORMAT               GROUP         GROUP         GROUP            SHARE         RANK
 ---------------------   -----------------------   -----------   -----------   -----------   -----------------   ----
TULSA
                                                   Adults
  KRMG-AM                News/Talk                 35-54              8.2            3               6.9            3
                                                   Adults
  KWEN-FM                Country                   25-54              6.9            3               6.9            3
                                                   Adults
  KJSR-FM                Classic Rock              25-54              6.4            7               6.4            7
  KRAV-FM                Adult Contemporary        Women 25-54        9.0            2               6.9            3
  KRTQ-FM                Active Rock               Men 18-34          9.3            3               3.1           12

Source: Arbitron Market Reports four-book average for Winter 2000, Spring 2000, Summer 2000 and Fall 2000.
---------------

(1) Metropolitan market served; city of license may differ.
(2) Audience share and audience rank information for WDPT-FM and WDTP-FM are combined because the stations are simulcast.
(3) The station format and target demographic group have yet to be determined; therefore, no audience share and audience rank information are available.
(4) Audience share and audience rank information for KRTR-FM and KRTR-AM are combined because the stations are simulcast.
(5) Station operated by Cox Radio under a JSA.
(6) The station format was changed during 2000; therefore, the station's audience share and audience rank information for 2000 are not applicable.
(7) Audience share and audience rank information for WBAB-FM and WHFM-FM are combined because the stations are simulcast.
(8) Audience share and audience rank information for KONO-FM and KONO-AM are combined because the stations are simulcast.

WSB, INC. AND WHIO, INC. MERGERS

     WHIO, Inc., a Delaware corporation, and WSB, Inc., a Delaware corporation, both of which were wholly-owned subsidiaries of Cox Radio, were merged with and into Cox Radio on November 1, 1998, and November 10, 1998, respectively.

LICENSE DROP-DOWN

     On January 1, 1999, Cox Radio transferred the licenses, permits and authorizations it held from the Federal Communications Commission for the radio stations it then owned (other than for the radio stations it owned in the states of California and Florida and WGBB-AM and WPTW-AM) to CXR Holdings, Inc., a Nevada corporation and wholly-owned subsidiary of Cox Radio. A majority of the Federal Communications Commission licenses, permits and authorizations for the radio stations owned by Cox Radio are held by CXR Holdings, Inc.

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

     Development of Under-Performing Stations. Cox Radio's management has demonstrated its ability to acquire under performing radio stations and develop them into consistent ratings and revenue leaders. Cox Radio's historic margins reflect the acquisition and continued development of under-performing stations, as well as the fact that increases in net revenue are typically realized subsequent to increases in audience share. Management believes that a number of its stations have significant growth opportunities or turnaround potential and can therefore be characterized as start-up or developing stations.

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

     Through its research, programming and marketing, Cox Radio also seeks to create a distinct and marketable local identity for each of its stations in order to enhance audience share and listener loyalty and to protect against direct format competition. To achieve this objective, Cox Radio employs and promotes distinct high-profile on-air personalities and local sports programming at many of its stations. For example, Cox Radio broadcasts "Dr. Laura" in Dayton, Jacksonville and Tulsa; "Rush Limbaugh" in Dayton, Jacksonville and Tulsa; "The Clark Howard Show" in Atlanta, Dayton, Jacksonville, Orlando, Southern Connecticut and Tulsa; "Neal Boortz" in Atlanta, Dayton, Jacksonville, Orlando, Southern Connecticut and Tulsa; "Lex and Terry" in Birmingham, Jacksonville and Louisville; the Atlanta Braves in Atlanta; the Jacksonville Jaguars in Jacksonville; and the Orlando Magic in Orlando.

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

     Local managers are empowered to run the day-to-day operations of their stations and to develop and implement policies that will improve station performance and establish long-term relationships with listeners and advertisers. The compensation of the senior operating management team and local station managers is dependent upon financial performance, and incentives to enhance performance are provided through awards under Cox Radio's Long-Term Incentive Plan. See Note 11 to the Cox Radio's Consolidated Financial Statements included elsewhere herein.

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

     Market Selection Considerations. Cox Radio's acquisition strategy has been focused on clustering stations in its existing markets and making opportunistic acquisitions in additional markets in which Cox Radio believes that it can cost-effectively achieve a leading position in terms of audience and revenue share. Management also believes that Cox Radio will have the financial resources and management expertise to continue to pursue its acquisition strategy. Certain future acquisitions may be limited by the multiple and cross-ownership rules of the Federal Communications Commission. See "-- Federal Regulation of Radio Broadcasting -- General Ownership Matters" and "-- Proposed Changes."

     Station Considerations. Cox Radio expects to concentrate on acquiring radio stations that offer, through application of Cox Radio's operating philosophy, the potential for improvement in the stations' performance, particularly their broadcast cash flows. Such stations may be in various stages of development, presenting Cox Radio with an opportunity to apply its management techniques and to enhance asset value. In evaluating potential acquisitions, Cox Radio considers the strength of a station's broadcast signal. A powerful broadcast signal enhances delivery range and clarity, thereby influencing listener preference and loyalty. Cox Radio also assesses the strategic fit of an acquisition with its existing clusters of radio stations. When entering a new market, Cox Radio expects to acquire a "platform" upon which to expand its portfolio of stations and to build a leading cluster of stations.

INDUSTRY OVERVIEW

     The primary source of revenues for radio stations is generated from the sale of advertising time to local and national spot advertisers and national network advertisers. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 75% to 80% according to the Radio Advertising Bureau. The growth in total radio advertising revenue tends to be fairly stable and has generally grown at a rate faster than the Gross National Product. With the exception of 1991, when total radio advertising revenue fell by approximately

2.8% compared to the prior year, advertising revenue has risen in each of the 15 years through 2000 (the most recent year for which this information is available), more rapidly than both inflation and the Gross National Product. Total domestic radio advertising revenue in 2000 of $19.8 billion, as reported by the Radio Advertising Bureau, was at its highest level in the industry's history.

     According to the Radio Advertising Bureau's Radio Marketing Guide and Fact Book for Advertisers, 2000-2001, every week radio reaches approximately 95% of all Americans over the age of 12. More than one-half of all radio listening is done outside the home, in contrast to other advertising media, and radio reaches 82% of adults 18 and older in the car each week. The average listener spends approximately 21 hours per week listening to radio. Most radio listening occurs during the morning and evening hours, and radio programming during these "drive times" reaches more than 80% of people over the age of 12 on a weekly basis. As a result, radio advertising sold during these period achieves premium advertising rates.

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

COMPETITION; CHANGES IN THE BROADCASTING INDUSTRY

     The radio broadcasting industry is a highly competitive business. The success of each of Cox Radio's stations depends largely upon its audience ratings and its share of the overall advertising revenue within its markets. Cox Radio's stations compete for listeners directly with other radio stations in their respective markets, primarily on the basis of program content that appeals to a target demographic group. By building a strong listener base consisting of a specific demographic in each of its markets, Cox Radio is able to attract advertisers seeking to reach those listeners. Cox Radio's stations compete for advertising revenue directly with other radio stations and with other electronic, broadcast and print media within their respective markets.

     Factors that are material to a station's competitive position include management experience, the station's audience share and rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance, and the number and characteristics of other stations in the market area. Cox Radio attempts to improve its competitive position with promotional campaigns aimed at the demographics targeted by its stations and by sales efforts designed to attract advertisers. Recent changes in the law have increased the number of radio stations a broadcaster may own in a given market and permit, within limits, joint arrangements with other stations in a market relating to programming, advertising sales, and station operations. Management believes that radio stations that elect to take advantage of these opportunities may, in certain circumstances, have lower operating costs and may be able to offer advertisers more attractive rates and services.

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

     Cox Radio's stations compete for advertising revenue with other radio stations and with other electronic, broadcast and print media. Potential advertisers can substitute advertising through broadcast television, cable television systems (which can offer concurrent exposure on a number of cable networks to enlarge the potential audience), daily, weekly, and free-distribution newspapers, other print media, direct mail, and on-line computer services for radio advertising. Competing media commonly target the customers of their competitors, and advertisers regularly shift dollars from radio to these competing media and vice versa. Accordingly, there can be no assurance that any of Cox Radio's stations will be able to maintain or increase their advertising revenue share. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite digital audio radio service, and by digital audio broadcasting. Digital audio broadcasting and satellite digital audio radio service provide for the delivery by terrestrial or satellite means of multiple new audio programming formats with compact disc quality sound to local and national audiences, and the Federal Communications Commission is currently considering proposed rules to implement a digital audio broadcasting service. The delivery of information through the Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as broadcast television, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

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

     The following is a brief summary of certain provisions of the Communications Act of 1934, as amended, and of specific Federal Communications Commission rules and policies. Reference should be made to the Communications Act of 1934, as amended, Federal Communications Commission rules and public notices and rulings of the Federal Communications Commission for further information concerning the nature and extent of Federal Communications Commission regulation of broadcast stations.

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

                                               EXPIRATION
     MARKET(1) AND STATION                        DATE               HEIGHT ABOVE
          CALL LETTERS             FREQUENCY   OF LICENSE   CLASS   AVERAGE TERRAIN       POWER
     ---------------------         ---------   ----------   -----   ---------------       -----
ATLANTA
  WSB-AM                           750 KHz       4/1/04      A          N.A           50 kw
  WSB-FM                           98.5 MHz      4/1/04      C          313 m         100 kw
  WALR-FM (formerly WJZF-FM)       104.1 MHz     4/1/04     C1          371 m         60 kw
  WBTS-FM                          95.5 MHz      4/1/04     C1          295 m         100 kw
  WFOX-FM                          97.1 MHz      4/1/04      C          483 m         100 kw
BIRMINGHAM
  WZZK-FM                          104.7 MHz     4/1/04      C          396 m         100 kw
  WODL-FM                          106.9 MHz     4/1/04      C          351 m         100 kw
  WAGG-AM                          610 KHz       4/1/04      B          N.A           5 kw day
                                                                                      1 kw night
  WRJS-AM                          1320 KHz      4/1/04      D          N.A           5 kw day
                                                                                      0.111 kw night
  WBHK-FM                          98.7 MHz      4/1/04     C2          343 m         9.4 kw
  WBHJ-FM                          95.7 MHz      4/1/04     C1          299 m         100 kw
  WRLR-FM                          97.3 MHz      4/1/04      A          306 m         0.64 kw
DAYTON
  WHIO-AM                          1290 KHz     10/1/04      B          N.A           5 kw
  WHKO-FM                          99.1 MHz     10/1/04      B          325 m         50 kw
  WDPT-FM (formerly WCLR-FM)       95.7 MHz     10/1/04      B          145 m         50 kw
  WDTP-FM (formerly WZLR-FM)       95.3 MHz     10/1/04      A          98 m          6 kw
GREENVILLE/SPARTANBURG
  WJMZ-FM                          107.3 MHz    12/1/04      C          308 m         100 kw
  WPEK-FM                          98.1 MHz     12/1/04      C          304 m         100 kw
HONOLULU
  KRTR-FM                          96.3 MHz      2/1/06      C          645 m         75 kw
  KXME-FM                          104.3 MHz     2/1/06      C          645 m         75 kw
  KGMZ-FM (2)                      107.9 MHz     2/1/06      C          599 m         100 kw
  KRTR-AM (formerly KGMZ-AM)       1460 KHz      2/1/06      B          N.A           5 kw
  KINE-FM                          105.1 MHz     2/1/06      C          599 m         100 kw
  KCCN-FM                          100.3 MHz     2/1/06      C          599 m         100 kw
  KCCN-AM                          1420 KHz      2/1/06      B          N.A           5 kw
HOUSTON
  KLDE-FM                          107.5 MHz     8/1/05      C          601 m         98 kw
  KTHT-FM (formerly KKTL-FM)       97.1 MHz      8/1/05      C          458 m         100 kw
  KKBQ-FM                          92.9 MHz      8/1/05      C          585 m         100 kw
  KHPT-FM (formerly KKHT-FM)       106.9 MHz     8/1/05      C          579 m         100 kw

                                               EXPIRATION
     MARKET(1) AND STATION                        DATE               HEIGHT ABOVE
          CALL LETTERS             FREQUENCY   OF LICENSE   CLASS   AVERAGE TERRAIN       POWER
     ---------------------         ---------   ----------   -----   ---------------       -----
JACKSONVILLE
  WAPE-FM                          95.1 MHz      2/1/04      C          300 m         100 kw
  WFYV-FM                          104.5 MHz     2/1/04      C          309 m         100 kw
  WKQL-FM                          96.9 MHz      2/1/04      C          309 m         100 kw
  WMXQ-FM                          102.9 MHz     2/1/04      C          309 m         100 kw
  WBWL-AM                          600 KHz       2/1/04      B          N.A           5 kw
  WOKV-AM                          690 MHz       2/1/04      B          N.A           50 kw day
LONG ISLAND
  WBLI-FM                          106.1 MHz     6/1/06      B          152 m         49 kw
  WBAB-FM                          102.3 MHz     6/1/06      A          82 m          6 kw
  WHFM-FM                          95.3 MHz      6/1/06      A          108 m         5 kw
LOUISVILLE
  WRKA-FM                          103.1 MHz     8/1/04      A          95 m          6 kw
  WSFR-FM                          107.7 MHz     8/1/04     B1          173 m         8.2 kw
  WVEZ-FM                          106.9 MHz     8/1/04      B          204 m         24.5 kw
  WPTI-FM (formerly WMHX-FM)       103.9 MHz     8/1/04      A          149 m         1.35 kw
MIAMI
  WFLC-FM                          97.3 MHz      2/1/04      C          307 m         100 kw
  WHQT-FM                          105.1 MHz     2/1/04      C          307 m         100 kw
  WEDR-FM                          99.1 MHz      2/1/04     C1          280 m         100 kw
  WTMI-FM                          93.1 MHz      2/1/04      C          307 m         100 kw
ORLANDO
  WDBO-AM                          580 KHz       2/1/04      B          N.A           5 kw
  WWKA-FM                          92.3 MHz      2/1/04      C          408 m         100 kw
  WCFB-FM                          94.5 MHz      2/1/04      C          448 m         100 kw
  WHTQ-FM                          96.5 MHz      2/1/04      C          487 m         100 kw
  WMMO-FM                          98.9 MHz      2/1/04     C2          159 m         44 kw
  WPYO-FM                          95.3 MHz      2/1/04      A          144 m         2.9 kw
RICHMOND
  WKHK-FM                          95.3 MHz     10/1/03     B1          120 m         17.5 kw
  WKLR-FM                          96.5 MHz     10/1/03      B          138 m         50 kw
  WMXB-FM                          103.7 MHz    10/1/03      B          256 m         20 kw
  WARV-FM (2)                      100.3 MHz    10/1/03      A          113 m         4.7 kw
  WVBB-AM (formerly WTVR-AM)       1380 KHz     10/1/03      B          N.A           5 kw
  WDYL-FM                          101.1 MHz    10/1/03      A          100 m         6 kw
SAN ANTONIO
  KCYY-FM                          100.3 MHz     8/1/05      C          300 m         100 kw
  KCJZ-FM                          106.7 MHz     8/1/05      C          310 m         100 kw
  KKYX-AM                          680 KHz       8/1/05      B          N.A           50 kw day
                                                                                      10 kw night
  KISS-FM                          99.5 MHz      8/1/05      C          339 m         100 kw
  KSMG-FM                          105.3 MHz     8/1/05      C          381 m         95 kw
  KONO-AM                          860 KHz       8/1/05      B          N.A           5 kw day
                                                                                      0.9 kw night
  KONO-FM                          101.1 MHz     8/1/05     C1          302 m         98 kw
SOUTHERN CONNECTICUT
Bridgeport/Fairfield County
  WEZN-FM                          99.9 MHz      4/1/06      B          204 m         27.5 kw
New Haven
  WPLR-FM                          99.1 MHz      4/1/06      B          276 m         15 kw
  WYBC-FM (2)                      94.3 MHz      4/1/06      A          99 m          1.8 kw
Stamford-Norwalk
  WEFX-FM                          95.9 MHz      4/1/06      A          91 m          3 kw
  WKHL-FM                          96.7 MHz      4/1/06      A          100 m         3 kw
  WNLK-AM                          1350 KHz      4/1/06      B          N.A           1 kw day
                                                                                      0.5 kw day
  WSTC-AM                          1400 KHz      4/1/06      C          N.A           0.78 kw
TAMPA
  WWRM-FM                          94.9 MHz      2/1/04      C          392 m         100 kw
  WBBY-FM                          107.3 MHz     2/1/04     C1          182 m         100 kw
  WSUN-FM                          97.1 MHz      2/1/04     C2          224 m         11.5 kw
  WHPT-FM                          102.5 MHz     2/1/04      C          503 m         100 kw
  WFJO-FM                          101.5 MHz     2/1/04      C          414 m         100 kw
  WDUV-FM                          105.5 MHz     2/1/04     C1          410 m         46 kw

                                               EXPIRATION
     MARKET(1) AND STATION                        DATE               HEIGHT ABOVE
          CALL LETTERS             FREQUENCY   OF LICENSE   CLASS   AVERAGE TERRAIN       POWER
     ---------------------         ---------   ----------   -----   ---------------       -----
TULSA
  KWEN-FM                          95.5 MHz      6/1/05      C          405 m         100 kw
  KJSR-FM                          103.3 MHz     6/1/05      C          390 m         100 kw
  KRAV-FM                          96.5 MHz      6/1/05      C          405 m         100 kw
  KRMG-AM                          740 KHz       6/1/05      B          N.A           50 kw day
                                                                                      25 kw night
  KRTQ-FM                          102.3 MHz     6/1/05     C2          150 m         50 kw

---------------

(1) Metropolitan market served; city of license may differ.
(2) Cox Radio provides sales and other services to this station pursuant to a JSA.

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

     In August 1999, the Federal Communications Commission substantially revised its multiple ownership and attribution rules. The new rules became effective on November 16, 1999, and were most recently reviewed by the FCC in several reconsideration orders adopted in December 2000. These recent rule modifications have not yet become effective and remain subject to appeal. As detailed below, the Federal Communications Commission's multiple ownership rules may limit the permissible acquisitions and investments Cox Radio may make.

     The Federal Communications Commission generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. In its most recent rule modifications, the FCC eliminated its longstanding rule which provided that a minority stock interest in a corporation would not be deemed attributable if there was a single holder of more than 50% of the outstanding voting power of the corporation. This new rule applies to all minority stock interests acquired on or after December 14, 2000. Minority interests acquired prior to December 14, 2000 are grandfathered until the interest is transferred or assigned. The Federal Communications Commission treats all partnership interests as attributable, except for those limited partnership interests that are "insulated" by the terms of the limited partnership agreement from "material involvement" in the media related activities of the partnership. The Federal Communications Commission applies the same attribution and insulation standards to limited liability companies and other new business forms.

     The Federal Communications Commission treats as attributable equity and debt interests, which combined, exceed 33% of a station licensee's total assets, if the party holding the equity/debt interest supplies more than 15% of the station's total weekly programming, or has an attributable interest in another media entity, whether TV, radio, cable or newspaper, in the same market. Under these rules, all non-conforming interests acquired before November 7, 1996 (other than LMAs) are permanently grandfathered and thus do not constitute attributable ownership interests. The FCC required that any nonconforming interests acquired after that date be brought into compliance by August 5, 2000.

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

     Cox Radio's indirect parent, Cox Enterprises, has attributable ownership interests in television stations located in:

     - Orlando, Florida;
     - Charlotte, North Carolina;
     - Pittsburgh and Johnstown, Pennsylvania;
     - Dayton and Steubenville, Ohio;
     - Atlanta, Georgia;
     - Oakland and San Jose, California;
     - El Paso, Texas;
     - Seattle, Washington; and
     - Reno, Nevada.

     Cox Enterprises also has attributable ownership interests in daily newspapers located in:

          - Grand Junction, Colorado;
          - Palm Beach, Florida;
          - Atlanta, Georgia;
          - Washington, D.C.;
          - Greenville, Rocky Mount and Elizabeth City, North Carolina;
          - Dayton, Hamilton, Middleton and Springfield, Ohio; and
          - Austin, Longview, Lufkin, Waco, Nacogdoches, and Marshall, Texas.

     Cox Enterprises has a non-attributable ownership interest in a daily newspaper located in Daytona Beach, Florida.

     None of the officers, directors or, to Cox Radio's knowledge, 5% or greater shareholders of the voting stock of Cox Radio or any of its subsidiaries has any attributable interest in any broadcast stations other than through Cox Radio and its subsidiaries.

  Local Radio Ownership Rule and Radio Market Concentration Issues

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

     In addition to the Federal Communications Commission's rules governing radio ownership, the Antitrust Division of the United States Department of Justice and the Federal Trade Commission have the authority to determine that a particular transaction presents antitrust concerns under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, if the particular transaction is with the jurisdiction of the Act, and the Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on concerns that acquisitions would lead to unacceptable concentration levels. The Federal Communications Commission also has become more aggressive in independently examining issues of market concentration when considering radio station acquisitions. The Federal Communications Commission has delayed its approval of a number of proposed radio station purchases by various parties because of concerns about market concentration and has withheld approval of radio acquisitions if the Antitrust Division has expressed concentration concerns, even if the acquisitions comply with the Federal Communications Commission's local radio ownership rules. Also, for several years, the Federal Communications Commission has followed a policy of giving specific public notice of its intention to conduct additional ownership concentration analysis, and soliciting public comment on "the issue of concentration and its effect on competition and diversity," with respect to particular applications for consent to radio station acquisitions based on advertising revenue shares or other criteria. Staff action on applications so designated typically may be delayed from a period of a few additional weeks to a year or more.

     The Federal Communications Commission has commenced a rulemaking to consider alternative methods for defining a local radio market and thereby for determining the total number of stations a single entity is permitted to own in a local market. Rather than using the current contour overlap standard, the Federal Communications Commission is considering using commercially determined market definitions, such as Arbitron, or using a more restrictive contour overlap standard. Cox Radio cannot predict the ultimate outcome of this proceeding or its impact on Cox Radio's business and operations.

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

     The Federal Communications Commission's multiple ownership rules specifically permit radio stations to enter into and implement LMAs, so long as the licensee of the station which is being programmed under the LMA maintains complete control over the operations of its station and assures compliance with applicable Federal Communications Commission requirements. A radio station being programmed pursuant to an LMA is not considered an attributable ownership interest unless that entity already owns a radio station, television station or a daily newspaper in the same market or has an equity/debt interest in the licensee exceeding 33% of the station licensee's total assets. JSAs are not attributable under the Federal Communications Commission's ownership rules.

  Radio/Television Cross-Ownership Rule

     The Federal Communications Commission's radio/television cross-ownership rule (the "one-to-a-market" rule) permits the common ownership or control of more than one radio station, whether AM, FM or both, and a television station in the same market based on the number of independently owned media voices in the local market. In large markets, i.e., markets with at least 20 independently owned media voices, a single entity may own up to two television stations and six radio stations. Alternatively, an entity permitted to own two television stations and six radio stations is permitted to own one television station and seven radio stations in the same market. In a market that includes at least ten other independently owned media voices, a single entity may own a television station and up to four radio stations or, if permitted under the local television ownership rule, two television stations and up to four radio stations. A single entity may own one radio station and one television station in a market or one radio station and two television stations, if permitted under the local television ownership rule, without regard to the number of media voices in the market. Waivers of the radio-television cross-ownership rule will be granted only under the "failed station" test (i.e., the subject station has been off the air for at least four months or is currently involved in involuntary bankruptcy or insolvency proceedings).

  Broadcast/Daily Newspaper Cross-Ownership Rule

     The Federal Communications Commission's rules prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market. In 1993, Congress authorized the Federal Communications Commission to grant waivers of the radio-newspaper cross-ownership rule to permit cross-ownership of a radio station and a daily newspaper in a top 25 market with at least 30 independent media voices, provided the Federal Communications Commission finds the transaction in the public interest. Under current policy, the Federal Communications Commission will grant a permanent waiver of the radio-newspaper cross-ownership rule only in those circumstances in which the effects of applying the rule would be "unduly harsh," i.e., the newspaper is unable to sell the commonly owned station, the sale would be at an artificially depressed price, or the local community could not support a separately-owned newspaper and radio station. The Federal Communications Commission previously has granted only two permanent waivers of this rule. The Federal Communications Commission has pending a Notice of Inquiry requesting comment on possible changes to its policy for waiving the rule. Cox Radio's ownership of WALR-FM (formerly WJZF-FM) in Atlanta, Georgia is conditioned on the outcome of the Federal Communications Commission's inquiry proceeding.

  Biennial Review of Broadcast Ownership Rules

     In June 2000, the Federal Communications Commission completed its statutorily-mandated biennial review of its broadcast ownership rules. The FCC began this proceeding in 1998, soliciting comment on whether any of the rules should be the subject of a subsequent rulemaking to modify or repeal them. The rules on which the Federal Communications Commission requested comment include those on daily newspaper/broadcast cross-ownership, and local radio ownership. The Federal Communications Commission stated it would conduct rulemakings to consider relaxing the standards of waiving the daily newspaper/broadcast cross-ownership rule and clarifying application of the local radio ownership rules. The FCC has only commenced a rulemaking with respect to the local radio ownership rule, as described above.

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

  Equal Employment Opportunities Requirements

     In April 2000, the Federal Communications Commission adopted new equal employment opportunity rules for broadcasters. The Federal Communications Commission's new rules prohibited broadcasters from discriminating on the basis of race, religion, color, national origin or gender and required broadcasters to maintain a recruitment outreach program and prepare reports concerning such programs on an annual basis. The United States Court of Appeals for the D.C. Circuit recently struck down the recruitment, outreach and reporting portions of the EEO rules as unconstitutional. The Federal Communications Commission has petitioned for rehearing of the court's decision, but the Federal Communications Commission suspended enforcement of the rules in the interim. The prohibition against discrimination in employment matters remains in effect.

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

EMPLOYEES

     As of December 31, 2000, Cox Radio employed 1,616 full-time and 641 part-time employees. The employee relations environment of Cox Radio is satisfactory, and there are no collective bargaining agreements in effect within the company.

     Cox Radio employs several on-air personalities with large audiences in their respective markets. Cox Radio enters into employment agreements with certain on-air personalities in order to protect its interests in these employee relationships. Cox Radio does not believe that the loss of any one of these on-air personalities would have a material adverse effect on Cox Radio's consolidated financial condition or results of operations.

PATENTS AND TRADEMARKS

     Cox Radio owns numerous domestic trademark registrations related to the business of Cox Radio's stations. Cox Radio owns no patents or patent applications. Cox Radio does not believe that any of its trademarks are material to its business or operations.

FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking" statements, which are statements that relate to Cox Radio's future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results, results Cox Radio anticipates or results expressed or implied by such forward-looking statements. These risks and uncertainties include, among others:

     - General economic and business conditions, both nationally and in the regions in which Cox Radio operates;

     - Technology changes;

     - Our ability to execute our Internet strategy effectively;

     - Competition;

     - Our success in executing and integrating acquisitions;

     - Our ability to generate sufficient cash flow to meet our debt service obligations and finance operations;

     - Changes in business strategy or development plans;

     - The ability to attract and retain qualified personnel;

     - Existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

     - Liability and other claims asserted against Cox Radio; and

     - The level of success of our operating initiatives and strategy.

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

RISK FACTORS

     The following factors (in addition to others) could have a material and adverse impact on Cox Radio's business:

  Risks Associated with Cox Radio's Growth Strategy

     Cox Radio's business strategy depends on developing strong radio station clusters through the successful integration of recently acquired stations, including the development of under performing radio stations and the opportunistic acquisition of additional radio stations. In addition to the pending transactions described herein, Cox Radio intends to continue to evaluate the acquisition of additional radio stations or radio station groups. There can be no assurance that future acquisitions will be available on attractive terms. In addition, there can be no assurance that any synergies or savings will be achieved as a result of any acquisitions, that the integration of Cox Radio and new stations or management groups can be accomplished successfully or on a timely basis or that Cox Radio's acquisition strategy can be implemented. Although Cox Radio has entered into definitive agreements regarding the pending transactions described herein, there can be no assurance that any of the pending transactions will be consummated. Consummation of the pending transactions is subject to certain closing conditions, including the receipt of Federal Communications Commission approvals, which receipt cannot be assured.

     A significant portion of Cox Radio's business historically has been conducted in the Atlanta market. Revenues earned from radio stations located in Atlanta represented 29%, 24% and 22% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Cox Radio continues to expand into new markets to reduce the concentration of its revenues earned in the Atlanta market.

  Competition

     The radio broadcasting industry is a highly competitive business. Cox Radio's radio stations compete against other radio stations and other media (including new media technologies that are being developed or introduced) for audience share and advertising revenue. Factors that are material to a station's competitive position include management experience, the stations' audience share and rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance, and the number and characteristics of other stations in the market area. Recent changes in the law and in Federal Communications Commission rules and policies have increased the number of radio stations a broadcaster may own in a given market and permit, within limits, joint arrangements with other stations in a market relating to programming, advertising sales, and station operations. Management believes that radio stations that elect to take advantage of these opportunities may, in certain circumstances, have lower operating costs and may be able to offer advertisers more attractive rates and services. No assurance can be given that any of Cox Radio's stations will be able to maintain or increase their current audience ratings and advertising revenue share.

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

     Each of Cox Radio's radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission. Under Federal Communications Commission rules, radio licenses are granted for a term of eight years. Cox Radio's licenses expire at various times between the years 2003 and 2006. Although Cox Radio has applied or will apply to renew these licenses, third parties may challenge Cox Radio's renewal applications. While Cox Radio is not aware of facts or circumstances that would prevent it from having its current licenses renewed, there can be no assurance that the licenses will be renewed. Failure to obtain the renewal of any of Cox Radio's broadcast licenses or to obtain Federal Communications Commission approval for an assignment or transfer to Cox Radio of a license in connection with a radio station acquisition may have a material adverse effect on Cox Radio's business and operations. In addition, if Cox Radio or any of its officers, directors or significant stockholders materially violates the Federal Communications Commission's rules and regulations or the Communications Act of 1934, as amended, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the Federal Communications Commission may, in response to a petition from a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon Cox Radio which could involve the imposition of monetary fines, the revocation of Cox Radio's broadcast licenses or other sanctions. If the Federal Communications Commission were to issue an order denying a license renewal application or revoking a license, Cox Radio would be required to cease operating the applicable radio station only after Cox Radio had exhausted all rights to administrative and judicial review without success.

  Control of Cox Radio by Cox Enterprises and Potential Conflicts of Interest

     Cox Enterprises, through wholly-owned subsidiaries, owns approximately 63% of the outstanding common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio. As a result, Cox Enterprises has sufficient voting power to elect all the members of the Board of Directors of Cox Radio and effect transactions without the approval of Cox Radio's public stockholders. Cox Radio's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws also contain certain anti-takeover provisions. The interests of Cox Enterprises, which operates businesses in other industries, including television broadcasting, broadband communications, auto auctions and newspapers, may from time to time diverge from the interests of Cox Radio. In addition, from time to time, Cox Radio enters into transactions with Cox Enterprises or its affiliates and has entered into a credit facility with Cox Enterprises. Conflicts of interest between Cox Radio and Cox Enterprises could arise with respect to business dealings between them, including potential acquisitions of businesses or properties, the issuance of additional securities and the election of new or additional members of Cox Radio's Board of Directors. The Audit Committee of Cox Radio's Board of Directors consists of independent directors and addresses certain potential conflicts of interest that may arise between Cox Radio and Cox Enterprises and its other affiliates. There can be no assurance that any conflicts of interest will be resolved in favor of Cox Radio.

ITEM 2.  PROPERTIES

     Cox Radio's corporate offices are located in Atlanta, Georgia. The types of properties required to support each of Cox Radio's stations include offices, studios, transmitter sites and antenna sites. The transmitter sites and antenna sites generally are located so as to provide maximum market coverage.

     Cox Radio owns transmitter and antenna sites in:

     - Atlanta;
     - Dayton;
     - Greenville;
     - Houston;
     - Jacksonville;

     - Long Island;
     - Louisville;
     - Orlando;
     - Richmond;
     - San Antonio;
     - Southern Connecticut;
     - Tampa; and
     - Tulsa.

     Cox Radio leases transmitter and antenna sites in:

     - Atlanta;
     - Birmingham;
     - Dayton;
     - Greenville;
     - Honolulu;
     - Houston;
     - Jacksonville;
     - Long Island;
     - Louisville;
     - Miami;
     - Orlando;
     - Richmond;
     - San Antonio;
     - Southern Connecticut;
     - Tampa; and
     - Tulsa.

     Cox Radio owns studio and office facilities in:

     - Birmingham;
     - Jacksonville;
     - Long Island;
     - Miami; and
     - Orlando.

     Cox Radio leases studio and office facilities in:

     - Atlanta;
     - Birmingham;
     - Dayton;
     - Greenville;
     - Honolulu;
     - Houston;
     - Long Island;
     - Louisville;
     - Orlando;
     - Richmond;
     - San Antonio;
     - Southern Connecticut;
     - Tampa; and
     - Tulsa.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the section entitled "Shareholder Information" of Cox Radio's 2000 Annual Report to Shareholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data have been derived from the Consolidated Financial Statements of Cox Radio. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Cox Radio and notes thereto included elsewhere herein. The statements of operations data, other operating data and balance sheet data as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 have been derived from audited Consolidated Financial Statements of Cox Radio.

                                                           YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                 2000       1999      1998      1997      1996
                                               --------    ------    ------    ------    ------
                                                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues(1)..............................  $  369.4    $300.5    $261.2    $199.6    $132.9
Station operating expenses...................     221.6     183.9     167.0     129.8      91.9
Corporate general and administrative
  expenses...................................      13.3      10.1       8.4       6.9       5.3(2)
Depreciation and amortization................      43.0      29.1      23.4      17.4       8.1
(Gain) on sales of assets and radio
  stations...................................    (474.5)    (40.5)       --     (49.1)     (2.0)
                                               --------    ------    ------    ------    ------
Operating income.............................     566.0     117.9      62.4      94.6      29.6
Interest expense, net........................      32.5      22.8      16.9       9.4       4.6
Net income...................................     305.9      55.3      23.0      49.7      14.9
Basic income per common share(3).............      3.28      0.64      0.27      0.58      0.23
Diluted income per common share(3)...........      3.26      0.64      0.27      0.58      0.23
OTHER OPERATING DATA:
Broadcast cash flow(4).......................  $  147.8    $116.6    $ 94.2    $ 69.8    $ 41.0
Broadcast cash flow margin(4)................      40.0%     38.8%     36.1%     35.0%     30.9%
EBITDA(4)....................................  $  134.5    $106.5    $ 85.8    $ 62.9    $ 35.7
After-tax cash flow(4).......................      77.0      62.3      52.2      44.1      24.0
Net cash provided by operating activities....      67.7      56.1      47.2      42.2      26.9
Net cash used in investing activities........     752.8     179.1     115.1     285.1      62.6
Net cash provided by financing activities....     677.4     131.2      68.1     238.5      44.6
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents....................  $    7.0    $ 14.7    $  6.5    $  6.2    $ 10.6(5)
Intangible assets, net.......................   2,103.0     829.3     590.7     518.9     138.1
Total assets.................................   2,317.8     986.6     753.1     654.6     261.7
Total debt (including amounts due from/to Cox
  Enterprises)...............................     737.5     437.2     269.9     232.6        --

---------------

(1) Total revenues less advertising agency commissions.
(2) Certain executives participated in Cox Enterprises' Unit Appreciation Plan. Because Cox Enterprises is, and Cox Radio was, a private company, the benefits under the Unit Appreciation Plan are generally payable in cash. This cash payment option has resulted in charges to compensation expense of $2.5 million for the year ended December 31, 1996. This compensation expense is included in historical corporate general and administrative expenses. Public companies traditionally implement stock award plans that provide for the issuance of stock to participants and do not result in compensation expense under accounting standards followed by Cox Radio. Cox Radio implemented the Cox Radio Long-Term Incentive Plan in 1996 and, therefore, has not incurred this expense since 1996.
(3) Basic and diluted net income per common share for the years ended December 31, 1999, 1998, 1997 and 1996 have been restated to give effect to a three-for-one stock split effective May 19, 2000.

(4) "Broadcast cash flow" consists of net revenues less station operating expenses. "Broadcast cash flow margin" is broadcast cash flow as a percentage of net revenues. "EBITDA" is operating income excluding the gain on sales of assets and radio stations plus depreciation and amortization. "After-tax cash flow" is income before extraordinary items excluding gain on sales of assets and radio stations plus depreciation and amortization. Although broadcast cash flow, broadcast cash flow margin, EBITDA and after-tax cash flow are not recognized under accounting principles generally accepted in the United States of America, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcast companies. For the foregoing reasons, Cox Radio believes that these measures are useful to investors. However, investors should not consider these measures to be an alternative to operating income as determined in accordance with accounting principles generally accepted in the United States of America, an alternative to cash flows from operating activities (as a measure of liquidity) or an indicator of Cox Radio's performance under accounting principles generally accepted in the United States of America.
(5) 1996 amount includes $9.1 million in restricted cash, representing the net proceeds from disposition of WIOD-AM in Miami, net of the cash used for the acquisition of KRAV-FM and KGTO-AM in Tulsa.

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

                                                   1ST        2ND        3RD            4TH
                                                 QUARTER    QUARTER    QUARTER        QUARTER
                                                 -------    -------    --------       --------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Net revenues...................................  $75,878    $95,669    $ 95,069       $102,788
Corporate general and administrative
  expenses.....................................    2,843      3,136       3,611          3,757
Depreciation and amortization..................    7,267      7,788      11,206         16,731
Operating income...............................   61,977(1)  26,974     455,575(2)(3)   21,447
Net income.....................................   32,868     13,467     254,880(3)       4,722
Net income per common share -- basic(6)........     0.38       0.15        2.57(3)        0.05
Net income per common share -- diluted(6)......     0.38       0.15        2.55(3)        0.05
1999
Net revenues...................................  $60,373    $78,585    $ 79,754       $ 81,782
Corporate general and administrative
  expenses.....................................    2,186      2,409       2,673          2,770
Depreciation and amortization..................    6,358      6,856       7,544          8,354
Operating income...............................   11,160     61,223(4)   23,776(5)      21,775
Net income.....................................    3,824     32,674      10,060          8,702
Net income per common share -- basic(6)........     0.04       0.38        0.12           0.10
Net income per common share -- diluted(6)......     0.04       0.38        0.12           0.10

---------------

(1) Includes a pre-tax gain on the sale the sale of KACE-FM and KRTO-FM in Los Angeles, California of approximately $46.6 million.
(2) Includes a pre-tax gain on the exchange of KFI-AM and KOST-FM in Los Angeles, California of approximately $429.9 million.
(3) Amounts have been restated as reflected in Cox Radio's 10-Q/A for the quarter ended September 30, 2000.
(4) Includes a pre-tax gain on the sale of Cox Radio's stations in Syracuse, New York of approximately $39.2 million.
(5) Includes a pre-tax gain on the sale of WRVI-FM and WLSY-FM in Louisville, Kentucky of approximately $1.6 million.
(6) Basic and diluted net income per common share for the quarters in the year ended December 31, 1999 and the first quarter of 2000 have been restated to give effect to a three-for-one stock split effective May 19, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cox Radio is a leading national radio broadcast company whose business is acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 63% of the common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio.

     The performance of a radio station group, such as Cox Radio, is customarily measured by its ability to generate Broadcast Cash Flow, EBITDA and After-tax Cash Flow. Broadcast Cash Flow is net revenues less station operating expenses. EBITDA is operating income excluding the gain on sales of assets and radio stations plus depreciation and amortization. After-tax Cash Flow is income before extraordinary items excluding gain on sales of assets and radio stations plus depreciation and amortization. Although Broadcast Cash Flow, EBITDA and After-tax Cash Flow are not recognized under accounting principles generally accepted in the United States of America, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, Cox Radio believes that these measures will be useful to investors. However, Broadcast Cash Flow, EBITDA or After-tax Cash Flow should not be considered to be an alternative to operating income or cash flows from operating activities (as a measure of liquidity), each as determined in accordance with accounting principles generally accepted in the United States of America, or an indicator of Cox Radio's performance under accounting principles generally accepted in the United States of America.

     The primary source of Cox Radio's revenues is the sale of local and national advertising. Historically, approximately 72% and 23% of Cox Radio's net revenues have been generated from local and national advertising, respectively. Cox Radio's most significant station operating expenses are employees' salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the accompanying audited Consolidated Financial Statements and Notes thereto of Cox Radio. The results of operations for Cox Radio represent the operations of the radio stations currently owned or operated or for which sales and marketing services were provided.

  Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

     Net Revenues. Net revenues increased $68.9 million to $369.4 million, a 22.9% increase over the prior year. This increase was primarily as a result of the acquisition of radio stations in Atlanta, Georgia; Honolulu, Hawaii; Houston, Texas; Miami, Florida; and Richmond, Virginia; and offset somewhat by the disposition of stations in Los Angeles, California. In addition, the stations in Atlanta, Georgia; Long Island, New York; and Miami, Florida had increases in net revenues that were realized as a result of continued strong ratings performance. On a "same station" basis (reflecting results from stations operated for the entire year in both 2000 and 1999), net revenues increased $34.6 million to $253.0 million, an increase of 15.8% over 1999.

     Station Operating Expenses. Station operating expenses increased $37.7 million to $221.6 million, an increase of 20.5% over the prior year, primarily as a result of Cox Radio's acquisitions as discussed above. Additionally, significant contributions to this increase came from higher programming costs resulting from an increase in talent costs (which increase with improved ratings) and additional selling expenses associated with the stations' local and national revenue growth. On a "same station" basis, station operating expenses increased $11.2 million to $150.7 million, an increase of 8.1% over 1999.

     Broadcast Cash Flow. Broadcast cash flow increased $31.2 million to $147.8 million, a 26.8% increase over 1999, for the reasons net revenues increased as noted above. On a "same station" basis, broadcast cash flow increased by $23.4 million to $102.3 million, an increase of 29.6% over the prior year. In addition, "same station" broadcast cash flow margin increased to 40.4% in 2000 from 36.1% for the prior year.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $3.3 million to $13.3 million in 2000 primarily due to increased costs related to growth in the number of stations and increased information technology costs.

     Operating Income. Operating income increased $448.0 million to $566.0 million, primarily as a result of a $46.6 million pre-tax gain on the sale of KACE-FM and KRTO-FM in Los Angeles, California, a $429.9 million pre-tax gain on the exchange of KFI-AM and KOST-FM in Los Angeles, California and for the reasons net revenues increased as discussed above.

     Interest Expense. Interest expense for 2000 totaled $37.0 million as compared to $23.2 million during 1999, primarily as a result of borrowings incurred to complete Cox Radio's acquisitions during 2000.

     Net Income. Net income increased $250.7 million in 2000 to $305.9 million, primarily as a result of a $27.9 million after-tax gain on the sale of KACE-FM and KRTO-FM in Los Angeles, California, a $244.6 million after-tax gain on the exchange of KFI-AM and KOST-FM in Los Angeles, California and for the reasons net revenues increased as discussed above.

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

     Station Operating Expenses. Station operating expenses increased $17.0 million to $184.0 million, an increase of 10.2% over the prior year, primarily as a result of Cox Radio's acquisitions as discussed above. Additionally, significant contributions to this increase came from higher programming costs resulting from an increase in talent costs (which increase with improved ratings) and additional selling expenses associated with the stations' local and national revenue growth. On a "same station" basis, station operating expenses increased $5.6 million to $128.8 million, an increase of 4.6% over 1998.

     Broadcast Cash Flow. Broadcast cash flow increased $22.3 million to $116.6 million, a 23.7% increase over 1998, for the reasons net revenues increased as noted above. On a "same station" basis, broadcast cash flow increased by $13.5 million to $73.8 million, an increase of 22.3% over the prior year. In addition, "same station" broadcast cash flow margin increased to 36.4% in 1999 from 32.9% for the prior year.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $1.6 million to $10.1 million in 1999 primarily due to increased costs related to growth in the number of stations and information technology costs.

     Operating Income. Operating income increased $55.6 million to $117.9 million, an increase of 89% over 1998, primarily as a result of a $39.2 million pre-tax gain on the sale of Cox Radio's stations in Syracuse, New York, a $1.6 million pre-tax gain on the sale of WRVI-FM and WLSY-FM in Louisville, Kentucky and for the reasons net revenues increased as discussed above. In addition, operating margin increased to 39.2% in 1999 from 23.9% in 1998.

     Interest Expense. Interest expense for 1999 totaled $23.2 million as compared to $17.6 million during 1998, primarily as a result of borrowings incurred to complete Cox Radio's acquisitions during 1999 and 1998.

     Net Income. Net income increased $32.2 million in 1999 to $55.3 million, primarily as a result of a $23.5 million after-tax gain on the sale of Cox Radio's stations in Syracuse, New York, a $0.9 million after-tax gain on the sale of WRVI-FM and WLSY-FM in Louisville, Kentucky and for the reasons net revenues increased as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Cox Radio's primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio's operating activities and through borrowings under Cox Radio's bank credit facility. In addition, cash requirements have been funded on a temporary basis through intercompany advances from Cox Enterprises under a revolving credit facility. Cox Radio's borrowings under the Cox Enterprises revolving credit facility are typically repaid within 30 days and accrue interest at Cox Enterprises' commercial paper rate plus .40%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Cox Radio had approximately $17.3 million in amounts due from Cox Enterprises at December 31, 2000 and approximately $17.1 million in amounts due to Cox Enterprises at December 31, 1999.

     On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association as the Administrative Agent, Nationsbank of Texas, N.A. as the Syndications Agent, and Citibank, N.A. as the Documentation Agent. The interest rate was based on the London Interbank Offered Rate plus a spread determined by the ratio of Cox Radio's debt to EBITDA. This facility included a commitment fee on the unused portion of the total amount available of .1% to .25% based on the ratio of Cox Radio's debt to EBITDA. At December 31, 1999, Cox Radio had approximately $220 million of outstanding indebtedness and approximately $80 million available under the bank credit facility. Borrowings under the bank credit facility approximated fair value based upon current borrowing rates available to Cox Radio. The interest rate applied to amounts due under the bank credit facility was 6.9% at December 31, 1999. This bank credit facility contained, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At December 31, 1999, Cox Radio was in compliance with these covenants. On June 27, 2000, all amounts previously outstanding under this facility were repaid with a portion of the net proceeds from the offering of Class A common stock discussed in Note 3 to the consolidated financial statements included herein.

     On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndications Agent, and Citibank, N.A. as the Documentation Agent. The interest rate for each facility is based on the Federal funds borrowing rate plus 1/2%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio's senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio's senior, long-term debt. Each facility includes a commitment fee on the unused portion of the total amount available of
 .1% to .25% based on the credit ratings of Cox Radio's senior, long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At December 31, 2000, Cox Radio was in compliance with the covenants. At December 31, 2000, Cox Radio had approximately $350 million of outstanding indebtedness under the five-year facility with no additional amounts available, and $205 million of outstanding indebtedness under the 364-day facility with $145 million available. The outstanding balance under the 364-day facility has been classified as long-term debt on the consolidated balance sheet as Cox Radio has the intent and ability to refinance this amount on a long-term basis. The interest rate applied to amounts due under the bank credit facilities was 7.475% at December 31, 2000.

     On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended, (the "Securities Act"), which were later exchanged for notes registered under the Securities Act. The notes consisted of $100 million principal amount of 6.25% notes due in 2003 and $100 million principal amount of 6.375% notes due in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then-wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, an exchange offer was consummated pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At December 31, 2000 and December 31, 1999, the estimated fair value of these notes was approximately $197.9 million and $191.0 million, respectively, based on quoted market prices.

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

     Prior to June 27, 2000, Cox Radio accounted for the interest rate swap agreements as hedges. In connection with the offering of Class A common stock as discussed in Note 3 to the consolidated financial statements included herein, Cox Radio used a portion of the net proceeds from the offering to repay all amounts then outstanding under its bank credit facility. As the interest rate swap agreements were no longer matched with existing debt, Cox Radio recorded a non-cash mark-to-market unrealized gain as of June 30, 2000 of $2.2 million, which represents the fair value of the interest rate swap agreements at that date. On August 4, 2000, Cox Radio redesignated these interest rate swap agreements as hedges of floating rate borrowings under the new revolving credit facilities dated June 30, 2000 discussed above. Concurrent with the redesignation of these swaps, Cox Radio recorded a non-cash, mark-to-market unrealized loss of $0.6 million, which represents the difference in the fair value of the interest rate swap agreements from June 30, 2000 to August 4, 2000. At December 31, 2000, $75 million of the interest rate swap agreements were still outstanding at an average rate of 6.28% per annum having an average maturity of 4 years. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $1.2 million at December 31, 2000, and a net receivable of $1.9 million at December 31, 1999.

     On May 2, 2000, Cox Radio's universal shelf registration statement filed with the Securities and Exchange Commission on Form S-3 was declared effective. Under the universal shelf registration statement, Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidences of indebtedness, forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts and stock purchase units of Cox Radio and preferred securities of the Cox Radio trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. See Note 3 to the consolidated financial statements included herein for a discussion of an offering of Class A common stock during the second quarter of 2000 under the universal shelf registration statement of Cox Radio.

     In February 2001, Cox Radio issued, under its universal shelf registration statement, $250 million aggregate principal amount of 6.625% Senior Notes due 2006. Cox Radio received net proceeds of approximately $247.7 million and used the proceeds to repay outstanding indebtedness under its credit facilities.

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

     Future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. Cox Radio expects its operations to generate sufficient cash to meet its capital expenditures and debt service requirements. Additional cash requirements, including funds for pending or other acquisitions, will be funded by various sources, including the proceeds from bank financing, intercompany advances from Cox Enterprises and, if or when appropriate, other issuances of Cox Radio securities.

     Net cash provided by operating activities for the year ended December 31, 2000 increased $11.6 million to $67.7 million over 1999 primarily as a result of as a result of an increase in net income, excluding the gains on the sale and exchange of the Los Angeles stations as well as the net change in working capital accounts. Net cash provided by operating activities for the year ended December 31, 1999 increased $8.8 million to $56.1 million over 1998 primarily as a result of an increase in net income, excluding the gains on the sale of the Syracuse, New York stations as well as the sale of WRVI-FM and WLSY-FM in Louisville, Kentucky and the net change in working capital accounts. Net cash provided by operating activities for 1998 increased $5.0 million over 1997 to $47.2 million, primarily as a result of an increase in net income, excluding the gain on WCKG-FM and WYSY-FM in Chicago, Illinois and the net change in working capital accounts.

     Net cash used in investing activities for all periods presented principally reflects Cox Radio's acquisition activity discussed above and the net change in amounts due to or from Cox Enterprises.

     Net cash provided by financing activities during the periods presented represents the proceeds from Cox Radio's public debt offering, borrowings and repayments of debt, proceeds from issuances of common stock related to a public offering and incentive plans and net changes in book overdrafts. Fluctuations for the periods presented generally reflect the differences between changes in both cash flows from operating activities and cash flows from investing activities.

     Cox Radio has contractual commitments for sports programming and on-air personalities of $16.7 million, $17.4 million, $16.8 million, $16.3 million, and $2.7 million for 2001, 2002, 2003, 2004, and 2005, respectively, which are expected to be funded through operations.

IMPACT OF INFLATION

     The impact of inflation on Cox Radio's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on Cox Radio's operating results.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for Cox Radio as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. In addition, all derivatives used in hedging activities must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133.

     Under SFAS No. 133, the accounting for changes in the fair value of a derivative will depend on the use of the derivative. Changes in fair values of undesignated derivatives will be recognized in earnings. Changes in fair values of derivatives designated as hedges of assets, liabilities and firm commitments will be recognized in earnings as offsets to the changes in fair value of the related hedged assets, liabilities and firm commitments. Changes in fair values of derivatives designated as hedges of forecasted transactions will be deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings.

     Cox Radio's adoption of SFAS No. 133 is expected to result in an after-tax transition adjustment to reduce earnings and other comprehensive income by approximately $0.8 million and $0.7 million, respectively, in the first quarter of 2001. The adoption is also expected to impact assets and liabilities recorded on the consolidated balance sheet.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Cox Radio is exposed to a number of market risks in the ordinary course of business. Cox Radio's primary market risk exposure pertains to changes in interest rates.

     Cox Radio has examined exposures to these risks and concluded that none of the exposures in these areas are material to cash flows or earnings. We have engaged in several strategies to manage these market risks. Our indebtedness under our various financing arrangements creates interest rate risk. In connection with each debt issuance and as a result of continual monitoring of interest rates, Cox Radio has entered into interest rate swap agreements for purposes of managing borrowing costs.

     Pursuant to the interest rate swap agreements, in 1997 Cox Radio exchanged its floating rate interest obligations on an aggregate of $100 million in principal amount at an average fixed rate of 6.23% per annum having an average maturity of 6.25 years. At December 31, 2000, $75 million of the interest rate swap agreements were still outstanding at an average rate of 6.28% per annum having an average maturity of 4 years. The notional amounts with respect to these interest rate swaps do not quantify risk or represent assets or liabilities of Cox Radio, but are used in the determination of cash settlements under the interest rate swap agreements. Cox Radio is exposed to a credit loss in the event of nonperformance of the counterparties to the interest rate swap agreements. However, Cox Radio does not anticipate nonperformance by such counterparties, and not material loss would be expected in the event of the counterparties' nonperformance. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable of $1.2 million at December 31, 2000, and a net receivable of $1.9 million at December 31, 1999.

     The estimated fair value of Cox Radio's fixed-rate debt instruments at December 31, 2000 was $197.9 million, compared to a carrying amount of $199.8 million. The estimated fair value of the fixed-rate debt instruments at December 31, 1999 was $191.0 million, compared to a carrying amount of 199.7 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increased the estimated fair value of the fixed-rate debt instruments from $197.9 million to $203.8 million at December 31, 2000 and $191.0 million to $198.4 million at December 31, 1999.

     The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The revolving credit facilities and CEI borrowings bear interest at current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

     With respect to the financial instruments, Cox Radio has estimated the fair values of such instruments using available market information and appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox Radio would realize in a current market exchange.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Cox Radio, Inc.

     We have audited the accompanying consolidated balance sheets of Cox Radio, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule of Cox Radio, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of Cox Radio's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cox Radio as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 8, 2001

                                COX RADIO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              -----------   ---------
                                                              (AMOUNTS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $    6,950    $ 14,704
Accounts and notes receivable, less allowance for doubtful
  accounts of $3,477 and $2,966, respectively...............      93,273      74,775
Prepaid expenses and other current assets...................       6,939       4,387
                                                              ----------    --------
          Total current assets..............................     107,162      93,866
Plant and equipment, net....................................      75,568      56,582
Intangible assets, net......................................   2,103,016     829,307
Amounts due from Cox Enterprises, Inc.......................      17,268          --
Station investment notes receivable.........................          --         850
Other assets................................................      14,808       6,016
                                                              ----------    --------
          Total assets......................................  $2,317,822    $986,621
                                                              ==========    ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses.......................  $   25,478    $ 28,115
Accrued salaries and wages..................................       5,834       4,464
Accrued interest............................................       5,467       2,476
Income taxes payable........................................       1,124       5,462
Other current liabilities...................................       2,864       1,572
                                                              ----------    --------
          Total current liabilities.........................      40,767      42,089
Notes payable...............................................     754,783     420,105
Deferred income taxes.......................................     486,004     128,623
Other long term liabilities.................................       2,510          --
Amounts due to Cox Enterprises, Inc.........................          --      17,138
                                                              ----------    --------
          Total liabilities.................................   1,284,064     607,955
                                                              ----------    --------
Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY:
Preferred stock, $0.33 par value: 15,000,000 shares,
  authorized, none outstanding..............................          --          --
Class A common stock, $0.33 par value; 210,000,000 shares
  authorized; 40,694,248 and 28,015,983 shares outstanding
  at December 31, 2000 and 1999, respectively...............      13,429       9,245
Class B common stock, $0.33 par value; 135,000,000 shares
  authorized; 58,733,016 shares outstanding at December 31,
  2000 and 1999.............................................      19,382      19,382
Additional paid-in capital..................................     610,126     265,155
Retained earnings...........................................     392,472      86,535
                                                              ----------    --------
                                                               1,035,409     380,317
Less: Class A common stock held in treasury (119,856 shares
  at cost)..................................................      (1,651)     (1,651)
                                                              ----------    --------
          Total shareholders' equity........................   1,033,758     378,666
                                                              ----------    --------
          Total liabilities and shareholders' equity........  $2,317,822    $986,621
                                                              ==========    ========

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
NET REVENUES:
Local.......................................................  $ 267,563   $219,691   $191,568
National....................................................     84,499     72,408     65,469
Other.......................................................     17,342      8,395      4,176
                                                              ---------   --------   --------
          Total net revenues................................    369,404    300,494    261,213
COSTS AND EXPENSES:
Operating...................................................     80,715     68,923     62,180
Selling, general and administrative.........................    140,879    114,996    104,786
Corporate general and administrative........................     13,347     10,038      8,462
Depreciation and amortization...............................     42,992     29,112     23,401
Loss on sales of assets.....................................        699         --         --
Gain on sales of radio stations.............................   (475,201)   (40,509)        --
                                                              ---------   --------   --------
OPERATING INCOME............................................    565,973    117,934     62,384
OTHER INCOME (EXPENSE):
Interest income.............................................      4,496        466        719
Interest expense............................................    (37,012)   (23,226)   (17,641)
Non-cash mark-to-market unrealized gain.....................      1,606         --         --
Other -- net................................................       (579)      (348)      (408)
                                                              ---------   --------   --------
INCOME BEFORE INCOME TAXES..................................    534,484     94,826     45,054
Income taxes................................................    228,547     39,566     22,014
                                                              ---------   --------   --------
NET INCOME..................................................  $ 305,937   $ 55,260   $ 23,040
                                                              =========   ========   ========
Net income per common share -- basic........................  $    3.28   $   0.64   $   0.27
                                                              =========   ========   ========
Net income per common share -- diluted......................  $    3.26   $   0.64   $   0.27
                                                              =========   ========   ========
Weighted average basic common shares outstanding............     93,286     86,128     85,384
Weighted average diluted common shares outstanding..........     93,936     86,638     86,270

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         CLASS A            CLASS B
                                       COMMON STOCK       COMMON STOCK     ADDITIONAL                TREASURY STOCK
                                     ----------------   ----------------    PAID-IN     RETAINED    ----------------
                                     SHARES   AMOUNT    SHARES   AMOUNT     CAPITAL     EARNINGS    SHARES   AMOUNT      TOTAL
                                     ------   -------   ------   -------   ----------   ---------   ------   -------   ----------
                                                                        (AMOUNTS IN THOUSANDS)
BALANCE AT DECEMBER 31, 1997 AS
  PREVIOUSLY REPORTED..............   8,831   $ 8,831   19,578   $19,578    $250,637    $  8,235      --     $    --   $  287,281
                                     ------   -------   ------   -------    --------    --------     ---     -------   ----------
Three-for-one common stock split...  17,663       (88)  39,155      (196)        284          --      --          --           --
                                     ------   -------   ------   -------    --------    --------     ---     -------   ----------
BALANCE AT DECEMBER 31, 1997 AS
  ADJUSTED.........................  26,494     8,743   58,733    19,382     250,921       8,235      --          --      287,281
                                     ------   -------   ------   -------    --------    --------     ---     -------   ----------
Net income.........................      --        --       --        --          --      23,040      --          --       23,040
Issuance of Class A common stock
  related to incentive plans.......     422       139       --        --       2,572          --      --          --        2,711
                                     ------   -------   ------   -------    --------    --------     ---     -------   ----------
BALANCE AT DECEMBER 31, 1998.......  26,916     8,882   58,733    19,382     253,493      31,275      --          --      313,032
                                     ------   -------   ------   -------    --------    --------     ---     -------   ----------
Net income.........................      --        --       --        --          --      55,260      --          --       55,260
Repurchase of Class A common
  stock............................      --        --       --        --          --          --     120      (1,651)      (1,651)
Issuance of Class A common stock
  related to incentive plans.......   1,100       363       --        --      11,662          --      --          --       12,025
                                     ------   -------   ------   -------    --------    --------     ---     -------   ----------
BALANCE AT DECEMBER 31, 1999.......  28,016     9,245   58,733    19,382     265,155      86,535     120      (1,651)     378,666
                                     ------   -------   ------   -------    --------    --------     ---     -------   ----------
Net income.........................      --        --       --        --          --     305,937      --          --      305,937
Issuance of Class A common stock
  pursuant to equity offering......  12,392     4,089       --        --     340,110          --      --          --      344,199
Issuance of Class A common stock
  related to incentive plans.......     286        95       --        --       4,861          --      --          --        4,956
                                     ------   -------   ------   -------    --------    --------     ---     -------   ----------
BALANCE AT DECEMBER 31, 2000.......  40,694   $13,429   58,733   $19,382    $610,126    $392,472     120     $(1,651)  $1,033,758
                                     ======   =======   ======   =======    ========    ========     ===     =======   ==========

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                   (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 305,937   $  55,260   $  23,040
  Items not requiring cash:
     Depreciation...........................................      7,800       7,175       5,841
     Amortization...........................................     35,192      21,937      17,560
     Deferred income taxes..................................    209,482      18,446       5,789
     Tax benefit of stock options exercised.................      1,627       3,591          --
     Non-cash mark-to-market unrealized gain................     (1,606)         --          --
     Loss on sales of assets................................        699          --          --
     Gain on sales of radio stations........................   (475,201)    (40,509)         --
  Increase in accounts receivable...........................    (18,508)    (16,585)     (7,510)
  (Increase) decrease in prepaid expenses and other current
     assets.................................................     (2,489)     (1,216)        365
  Increase in accounts payable and accrued expenses.........        962       4,755       1,599
  Increase (decrease) in accrued salaries and wages.........      1,370        (106)        924
  Increase in accrued interest..............................      2,991         843         261
  (Decrease) increase in taxes payable......................     (4,338)      2,776        (801)
  Other, net................................................      3,754        (293)        171
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........     67,672      56,074      47,239
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (11,607)     (6,749)     (6,898)
  Acquisitions, net of cash acquired........................   (814,865)   (232,278)    (92,633)
  Decrease of station investment notes receivable...........        850       6,400      10,970
  (Increase) decrease in other long-term assets.............       (792)     (1,086)        659
  Net proceeds from sales of assets.........................        419          --          --
  Net proceeds from sale of radio stations..................    107,618       7,721          --
  Decrease (increase) in amounts due from/to Cox
     Enterprises............................................    (34,406)     46,895     (27,179)
                                                              ---------   ---------   ---------
          Net cash used in investing activities.............   (752,783)   (179,097)   (115,081)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) of long-term debt.............    334,686     119,870    (135,000)
  Net proceeds from stock offering..........................    344,199          --          --
  Net proceeds from public debt offering....................         --          --     199,668
  Proceeds from stock options exercised.....................      3,329       8,434       2,711
  Repurchase of Class A common stock........................         --      (1,651)         --
  (Decrease) increase in book overdrafts....................     (3,719)      4,595         897
  Payment of credit facility financing costs................     (1,138)         --          --
  Other, net................................................         --          --        (173)
                                                              ---------   ---------   ---------
          Net cash provided by financing activities.........    677,357     131,248      68,103
                                                              ---------   ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (7,754)      8,225         261
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     14,704       6,479       6,218
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   6,950   $  14,704   $   6,479
                                                              =========   =========   =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
       Value of businesses exchanged........................  $ 470,000   $  55,000          --

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 63% of the common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio.

     The consolidated financial statements of Cox Radio represent the operations of the radio broadcasting stations owned or operated by Cox Radio. The historical financial statements do not necessarily reflect the results of operations or financial position that would have existed had Cox Radio not been a majority-owned indirect subsidiary of Cox Enterprises. All significant intercompany accounts have been eliminated in the consolidated financial statements of Cox Radio.

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

  Plant and Equipment

     Plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method at rates based upon estimated useful lives of 5 to 40 years for buildings and building improvements, 5 to 25 years for broadcast equipment, 7 to 10 years for furniture and fixtures and 2 to 5 years for computers, software and other equipment.

     Expenditures for maintenance and repairs are charged to operating expense as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are written off.

  Web Site Development Costs

     Web site development activities include planning, design and development of graphics and content for new web sites and operation of existing sites. Cox Radio accounts for costs associated with such activities in accordance with EITF Issue No. 00-2, "Accounting for Web Site Development Costs."

  Intangible Assets

     Intangible assets consist primarily of goodwill, Federal Communications Commission broadcast licenses and non-compete agreements. Goodwill and Federal Communications Commission broadcast licenses recorded in business combinations generally are amortized on a straight-line basis over 40 years. Non-compete agreements are amortized on a straight-line basis over the contractual lives of the agreements, generally 3 to 5 years. Cox Radio assesses on an on-going basis the recoverability of intangible

                                COX RADIO, INC.

assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the estimated fair value. Cox Radio also evaluates the amortization periods of intangible assets to determine whether events or circumstances warrant revised estimates of useful lives.

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

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Concentration of Risk

     A significant portion of Cox Radio's business historically has been conducted in the Atlanta market. Revenues earned from radio stations located in Atlanta represented 29%, 24% and 22% of total revenues

                                COX RADIO, INC.

for the years ended December 31, 2000, 1999 and 1998, respectively. Cox Radio continues to expand into new markets to reduce the concentration of risk (see
Note 4).

  Derivative Instruments and Hedging Activities

     Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for Cox Radio as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. In addition, all derivatives used in hedging activities must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133.

     Under SFAS No. 133, the accounting for changes in the fair value of a derivative will depend on the use of the derivative. Changes in fair values of undesignated derivatives will be recognized in earnings. Changes in fair values of derivatives designated as hedges of assets, liabilities and firm commitments will be recognized in earnings as offsets to the changes in fair value of the related hedged assets, liabilities and firm commitments. Changes in fair values of derivatives designated as hedges of forecasted transactions will be deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings.

     Cox Radio's adoption of SFAS No. 133 is expected to result in an after-tax transition adjustment to reduce earnings and other comprehensive income by approximately $0.8 million and $0.7 million, respectively, in the first quarter of 2001. The adoption is also expected to impact assets and liabilities recorded on the consolidated balance sheet. See further discussion of derivatives in Note 9.

  Reclassifications

     Certain prior year amounts have been reclassified for comparative purposes.

3. EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

                                                                2000      1999      1998
                                                              --------   -------   -------
                                                                 (AMOUNTS IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
NET INCOME..................................................  $305,937   $55,260   $23,040
                                                              ========   =======   =======
BASIC EARNINGS PER SHARE
Weighted-average common shares outstanding..................    93,286    86,128    85,384
                                                              ========   =======   =======
Basic net income per common share...........................  $   3.28   $  0.64   $  0.27
                                                              ========   =======   =======
DILUTED EARNINGS PER SHARE
Weighted-average common shares outstanding..................    93,286    86,128    85,384
  Shares issuable on exercise of dilutive options...........     1,411     1,681     1,786
  Shares assumed to be purchased with proceeds of options...      (931)   (1,231)   (1,394)
  Shares issuable pursuant to Employee Stock Purchase
     Plan...................................................       229       234       559
  Shares assumed to be purchased with proceeds from Employee
     Stock Purchase Plan....................................       (59)     (174)      (65)
                                                              --------   -------   -------
Shares applicable to diluted earnings per share.............    93,936    86,638    86,270
                                                              ========   =======   =======
Diluted net income per common share.........................  $   3.26   $  0.64   $  0.27
                                                              ========   =======   =======

                                COX RADIO, INC.

     Options to purchase 903,804 shares of Class A Common Stock at $31.66 per share were outstanding during most of 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Class A Common Shares. The options, which expire in 2009, were still outstanding at the end of 2000.

     In January 1999, Cox Radio reacquired 119,856 shares of previously restricted Class A common stock from employees for cash consideration of approximately $1.7 million which was used to pay employee withholding taxes.

     On February 7, 2000, Cox Radio announced that its Board of Directors approved a three-for-one stock split. The stock split resulted in a decrease in par value of each share, including shares of preferred stock (authorized with no shares currently outstanding), from $1.00 to $0.33 per share. At the Annual Meeting of Stockholders, the stockholders voted to amend Cox Radio's Articles of Incorporation to increase the authorized (a) Class A common stock from 70,000,000 to 210,000,000 shares; (b) Class B common stock from 45,000,000 to
135,000,000 shares; and (c) preferred stock from 5,000,000 to 15,000,000 shares. The stock split was effected by a distribution on May 19, 2000 to stockholders of record on May 12, 2000. All financial information contained elsewhere herein has been adjusted to reflect the impact of this stock split.

     On June 27, 2000, Cox Radio consummated a public offering of 8,800,000 shares of its Class A common stock pursuant to its universal shelf registration statement and completed a concurrent private placement of 3,591,954 shares of Class A common stock directly to Cox Enterprises at the public offering price per share, less underwriting discounts and commissions. Cox Radio received net proceeds of approximately $344.2 million from this offering used to partially finance acquisitions, repay outstanding indebtedness and for general corporate purposes.

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

     In October 1998, Cox Radio consummated the acquisition of radio stations WDPT-FM (formerly WCLR-FM), WDTP-FM (formerly WZLR-FM) and WPTW-AM serving the Dayton, Ohio market for

                                COX RADIO, INC.

consideration of approximately $6.3 million. Cox Radio had been operating these stations pursuant to an LMA since December 1997.

     In November 1998, Cox Radio consummated the acquisition of radio stations WBHJ-FM and WBHK-FM in Birmingham, Alabama for an aggregate consideration of $17 million. Cox Radio had been operating these stations pursuant to an LMA since August 1997.

     In January 1999, Cox Radio acquired the assets of radio station WSUN-FM (formerly WLVU-FM) serving the Tampa-St. Petersburg, Florida market in exchange for the assets of WSUN-AM in Tampa, Florida and approximately $17 million. Prior to the acquisition, Cox Radio had been operating WSUN-FM pursuant to an LMA since September 1998.

     In May 1999, Cox Radio acquired radio stations WVEZ-FM and WSFR-FM and an option to purchase WPTI-FM (formerly WMHX-FM) serving the Louisville, Kentucky market and radio stations WFJO-FM, WHPT-FM and WDUV-FM (formerly WTBT-FM) serving the Tampa-St. Petersburg, Florida market in exchange for Cox Radio's radio stations WYYY-FM, WBBS-FM, WWHT-FM, WHEN-AM and WSYR-AM serving the Syracuse, New York market, plus additional cash consideration of approximately $94 million, resulting in a pre-tax gain of approximately $39.2 million. In connection with obtaining regulatory approvals for this transaction, Cox Radio agreed to divest ownership of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market. In May 1999, such stations were transferred to a trust for the benefit of Cox Radio pending sale to a third party.

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

     In September 1999, Cox Radio consummated the acquisition of WPTI-FM (formerly WMHX-FM) in Louisville, Kentucky for consideration of approximately $2 million. Cox Radio had been operating the station under a JSA or LMA since May 1999.

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

     In September 1999, Cox Radio acquired WBTS-FM (formerly WNGC-FM) in Athens, Georgia for consideration of approximately $78 million.

     In November 1999, Cox Radio acquired KRTR-FM, KXME-FM, KGMZ-FM and KRTR-AM (formerly KGMZ-AM) in Honolulu, Hawaii for consideration of approximately $16.4 million.

     In January 2000, Cox Radio acquired the assets of KRTQ-FM (formerly KTFX-FM) in Tulsa, Oklahoma for consideration of $3.5 million. Cox Radio had been operating this station pursuant to an LMA since January 1999.

                                COX RADIO, INC.

     Also in January 2000, Cox Radio disposed of the assets of KACE-FM and KRTO-FM, serving Los Angeles, California, for consideration of approximately $75 million.

     In April 2000, the LMA for WCNN-AM, serving Atlanta, Georgia, terminated.

     Also in April 2000, Cox Radio disposed of the assets of KGMZ-FM, serving Honolulu, Hawaii, for approximately $6.6 million. Cox Radio continues to manage this station's local, regional and national advertising sales efforts under a JSA. In addition, Cox Radio is a guarantor of the buyer's financing for this transaction.

     In May 2000, Cox Radio acquired the assets of KINE-FM, KCCN-FM and KCCN-AM, serving Honolulu, Hawaii, for consideration of approximately $17.8 million.

     In July 2000, Cox Radio acquired the outstanding capital stock of Marlin Broadcasting, Inc., which owned radio stations WTMI-FM serving Miami, Florida, WCCC-FM and WCCC-AM serving Hartford, Connecticut, and WBOQ-FM serving Gloucester, Massachusetts, for approximately $125 million. As part of this transaction, Cox Radio sold those assets of Marlin comprising WCCC-FM, WCCC-AM and WBOQ-FM to certain of the former principals of Marlin for approximately $25 million. Cox Radio did not recognize any gain or loss on the sale of these assets.

     In August 2000, Cox Radio acquired WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and national and local sales and marketing rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California, plus approximately $3 million. The transaction was accounted for as a purchase business combination with a fair value of $473 million based on an independent appraisal. Cox Radio recorded a $244.6 million after-tax gain on the transaction in the third quarter of 2000. Cox Radio had operated the acquired stations (other than WYBC-FM) pursuant to an LMA and WYBC-FM pursuant to a JSA since October 1999. Cox Radio continues to operate WYBC-FM pursuant to a JSA. Cox Radio obtained a temporary waiver of the FCC's newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta.

     In August 2000, Cox Radio acquired the assets of radio stations KKBQ-FM, KLDE-FM and KTHT-FM (formerly KKTL-FM), serving Houston, Texas, and WKHK-FM, WMXB-FM, WKLR-FM and WVBB-AM (formerly WTVR-AM), serving Richmond, Virginia, for consideration of approximately $380 million.

     Also in August 2000, Cox Radio acquired the capital stock of Midwestern Broadcasting Company, Inc., which owned WALR-FM, serving Atlanta, Georgia, for $280 million. In a related transaction with Salem Communications Corporation in September 2000, Cox Radio exchanged the license and transmitting facilities of WALR-FM, as well as the license and transmitting facilities of radio stations KLUP-AM, serving San Antonio, Texas, and WSUN-AM (formerly WFNS-AM), serving Tampa, Florida, for the license and transmitting facilities of radio station KHPT-FM (formerly KKHT-FM), serving Houston, Texas. Cox Radio retained the intellectual property of WALR-FM and is broadcasting WALR-FM's programming on its WJZF-FM signal in Atlanta. Cox Radio changed WJZF-FM's call letters to WALR-FM.

     In February 2001, Cox Radio acquired WDYL-FM serving Richmond, Virginia and WJMZ-FM and WPEK-FM serving Greenville, South Carolina for a total of $52.5 million.

     In February 2001, Cox Radio entered into a joint sales agreement to provide sales and marketing services for WARV-FM, also serving the Richmond, Virginia market. In addition, Cox Radio is a guarantor of the buyer's financing for the acquisition of this station.

                                COX RADIO, INC.

     In February 2001, Cox Radio disposed of WHOO-AM serving Orlando, Florida for $5 million.

     In February 2001, Cox Radio entered into an agreement to dispose of the assets of KGTO-AM serving Tulsa, Oklahoma for $0.5 million in cash. This station will be operated by the buyer under a time brokerage agreement. Pending customary regulatory approvals, Cox Radio anticipates consummating this transaction in the second quarter of 2001.

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

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (AMOUNTS IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
Net revenues................................................   $412,259      $368,400
Corporate general and administrative expenses...............     13,347        10,038
Depreciation and amortization...............................     68,827        63,563
Operating income............................................     85,976        70,000
                                                               --------      --------
Net income (loss)...........................................   $  9,802      $ (5,293)
                                                               ========      ========
Basic pro forma earnings (loss) per common share............   $   0.11      $  (0.06)
                                                               ========      ========
Diluted pro forma earnings (loss) per common share..........   $   0.10      $  (0.06)
                                                               ========      ========
Basic pro forma shares outstanding..........................     93,286        86,128
                                                               ========      ========
Diluted pro forma shares outstanding........................     93,936        86,638
                                                               ========      ========

5. INVESTMENTS

     Station investment notes receivable. In connection with certain transactions discussed in Note 4, Cox Radio loaned funds at certain rates of interest to entities which owned radio stations that Cox Radio agreed to purchase or operate under a JSA or LMA. As of December 31, 1999, station investment notes receivable totaled approximately $0.9 million. This amount was collected in full in January 2000.

     iBiquity Digital Corporation. On December 21, 1998 and March 1, 1999, Cox Radio purchased shares of common stock of iBiquity Digital Corporation (formerly USA Digital Radio, Inc.), a developer of digital radio broadcasting technology, for a total purchase price of $2.5 million. Cox Radio accounts for this investment, included in other assets in the accompanying balance sheets, under the cost method.

                                COX RADIO, INC.

6. PLANT AND EQUIPMENT

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
                                                                 (AMOUNTS IN
                                                                  THOUSANDS)
Land and land improvements..................................  $  8,169   $14,890
Buildings and building improvements.........................    18,081    17,039
Broadcast equipment.........................................    83,323    63,947
Construction in progress....................................     1,636       359
                                                              --------   -------
Plant and equipment, at cost................................   111,209    96,235
Less accumulated depreciation...............................   (35,641)  (39,653)
                                                              --------   -------
          Net plant and equipment...........................  $ 75,568   $56,582
                                                              ========   =======

7. INTANGIBLE ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000           1999
                                                              ----------      --------
                                                               (AMOUNTS IN THOUSANDS)
Goodwill and Federal Communications Commission broadcast
  licenses..................................................  $2,191,141      $889,647
Non-compete agreements......................................       4,700         5,645
                                                              ----------      --------
          Total.............................................   2,195,841       895,292
Less accumulated amortization...............................     (92,825)      (65,985)
                                                              ----------      --------
          Net intangible assets.............................  $2,103,016      $829,307
                                                              ==========      ========

8. INCOME TAXES

     Income tax expense is summarized as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   -------   -------
                                                              (AMOUNTS IN THOUSANDS)
Current:
  Federal................................................  $ 16,705   $17,575   $11,586
  State..................................................     2,360     3,545     4,639
                                                           --------   -------   -------
          Total current..................................    19,065    21,120    16,225
                                                           --------   -------   -------
Deferred:
  Federal................................................   167,685    14,286     3,017
  State..................................................    41,797     4,160     2,772
                                                           --------   -------   -------
          Total deferred.................................   209,482    18,446     5,789
                                                           --------   -------   -------
          Total income tax expense.......................  $228,547   $39,566   $22,014
                                                           ========   =======   =======

                                COX RADIO, INC.

     The tax effects of significant temporary differences which comprise the net deferred tax liabilities are as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
Current deferred tax assets:
  Provision for doubtful accounts...........................  $   1,587    $   1,301
  Other.....................................................        111           --
                                                              ---------    ---------
          Total net current asset...........................      1,698        1,301
                                                              ---------    ---------
Noncurrent deferred tax assets (liabilities):
  Plant and equipment.......................................    (52,384)     (36,355)
  Intangibles...............................................   (436,081)     (93,600)
  Net operating loss carryforwards..........................      2,230          709
  Other.....................................................        231          623
                                                              ---------    ---------
          Total net noncurrent liability....................   (486,004)    (128,623)
                                                              ---------    ---------
          Net deferred tax liability........................  $(484,306)   $(127,322)
                                                              =========    =========

     As of December 31, 2000, Cox Radio had net operating loss carryforwards in federal and various state jurisdictions in which it operates. These net operating loss carryforwards expire on various dates through 2020. Cox Radio anticipates that these net operating loss carryforwards will be realized within the allowable periods.

     Income tax expense computed using the United States federal statutory rates is reconciled to the reported income tax provisions as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   -------   -------
                                                              (AMOUNTS IN THOUSANDS)
Federal statutory income tax rate........................        35%       35%       35%
Computed tax expense at federal statutory rates on income
  before income taxes....................................  $187,069   $33,189   $15,769
State income taxes (net of federal tax benefit)..........    28,702     5,008     4,818
Non-deductible amortization of intangibles...............    12,506     1,447     1,454
Benefit arising from low income housing credits..........      (608)     (608)     (942)
Other, net...............................................       878       530       915
                                                           --------   -------   -------
     Income tax provision................................  $228,547   $39,566   $22,014
                                                           ========   =======   =======

     The consolidated federal income tax returns of Cox Enterprises for 1986 through 1997 and the combined California franchise tax returns of Cox Enterprises for 1987 through 1994 are currently under audit. The consolidated federal income tax returns of Cox Radio for 1996 and 1997 are currently under audit. Management believes that any additional liabilities arising from these current tax-related audits are sufficiently provided for at December 31, 2000.

9. LONG-TERM DEBT

     On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association as the Administrative Agent, Nationsbank of Texas, N.A. as the Syndications Agent, and Citibank, N.A. as the Documentation Agent. The interest rate was based on the London Interbank Offered Rate plus a

                                COX RADIO, INC.

spread determined by the ratio of Cox Radio's debt to EBITDA. This facility included a commitment fee on the unused portion of the total amount available of
 .1% to .25% based on the ratio of Cox Radio's debt to EBITDA. At December 31, 1999, Cox Radio had approximately $220 million of outstanding indebtedness and approximately $80 million available under the bank credit facility. Borrowings under the bank credit facility approximated fair value based upon current borrowing rates available to Cox Radio. The interest rate applied to amounts due under the bank credit facility was 6.9% at December 31, 1999. This bank credit facility contained, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At December 31, 1999, Cox Radio was in compliance with these covenants. On June 27, 2000, all amounts previously outstanding under this facility were repaid with a portion of the net proceeds from the offering of Class A common stock discussed in Note 3.

     On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndications Agent, and Citibank, N.A. as the Documentation Agent. The interest rate for each facility is based on the Federal funds borrowing rate plus 1/2%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio's senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio's senior, long-term debt. Each facility includes a commitment fee on the unused portion of the total amount available of
 .1% to .25% based on the credit ratings of Cox Radio's senior, long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At December 31, 2000, Cox Radio was in compliance with the covenants. At December 31, 2000, Cox Radio had approximately $350 million of outstanding indebtedness under the five-year facility with no additional amounts available, and $205 million of outstanding indebtedness under the 364-day facility with $145 million available. The outstanding balance under the 364-day facility has been classified as long-term debt on the consolidated balance sheet as Cox Radio has the intent and ability to refinance this amount on a long-term basis. The interest rate applied to amounts due under the bank credit facilities was 7.475% at December 31, 2000.

     On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended, (the "Securities Act"), which were later exchanged for notes registered under the Securities Act. The notes consisted of $100 million principal amount of 6.25% notes due in 2003 and $100 million principal amount of 6.375% notes due in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then-wholly owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, an exchange offer was consummated pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At December 31, 2000 and December 31, 1999, the estimated fair value of these notes was approximately $197.9 million and $191.0 million, respectively, based on quoted market prices.

     In September 1997, Cox Radio entered into interest rate swap agreements with certain lenders providing bank financing under its bank credit facility. Pursuant to the interest rate swap agreements, Cox

                                COX RADIO, INC.

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

     Prior to June 27, 2000, Cox Radio accounted for the interest rate swap agreements as hedges. In connection with the offering of Class A common stock as discussed in Note 3, Cox Radio used a portion of the net proceeds from the offering to repay all amounts then outstanding under its bank credit facility. As the interest rate swap agreements were no longer matched with existing debt, Cox Radio recorded a non-cash mark-to-market unrealized gain as of June 30, 2000 of $2.2 million, which represents the fair value of the interest rate swap agreements at that date. On August 4, 2000, Cox Radio redesignated these interest rate swap agreements as hedges of floating rate borrowings under the new revolving credit facilities, dated June 30, 2000, discussed above. Concurrent with the redesignation of these swaps, Cox Radio recorded a non-cash, mark-to-market unrealized loss of $0.6 million, which represents the difference in the fair value of the interest rate swap agreements from June 30, 2000 to August 4, 2000. At December 31, 2000, $75 million of the interest rate swap agreements were still outstanding at an average rate of 6.28% per annum having an average maturity of 4 years. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $1.2 million at December 31, 2000, and a net receivable of $1.9 million at December 31, 1999.

     In February 2001, Cox Radio issued, under its universal shelf registration statement, $250 million aggregate principal amount of 6.625% Senior Notes due 2006. Cox Radio received net proceeds of approximately $247.7 million and used the proceeds to repay outstanding indebtedness under its credit facilities.

10. RETIREMENT PLANS

     Certain of Cox Radio's employees participate in the funded, noncontributory defined benefit pension plan of Cox Enterprises and certain key employees participate in an unfunded, non-qualified supplemental pension plan. The plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox Radio and compensation rates during those years. Pension expense allocated to Cox Radio by Cox Enterprises was $0.5 million, $1.2 million and $0.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The following table sets forth certain information attributable to the Cox Radio employees' participation in the Cox Enterprises pension plans:

                                                   DECEMBER 31, 2000    DECEMBER 31, 1999
                                                   ------------------   ------------------
                                                   FUNDED    UNFUNDED   FUNDED    UNFUNDED
                                                    PLANS     PLANS      PLANS     PLANS
                                                   -------   --------   -------   --------
                                                            (AMOUNTS IN THOUSANDS
Actuarial present value of benefit obligations:
  Vested benefits................................  $15,558    $3,118    $14,051    $2,402
  Nonvested benefits.............................    1,692       339      1,451       303
                                                   -------    ------    -------    ------
Accumulated benefit obligation...................  $17,250    $3,457    $15,502    $2,705
                                                   =======    ======    =======    ======
Projected benefit obligation.....................  $21,104    $4,648    $19,268    $3,817
                                                   =======    ======    =======    ======

                                COX RADIO, INC.

     Assumptions used in the actuarial computations were:

                                                               DECEMBER 31,
                                                              --------------
                                                              2000      1999
                                                              ----      ----
Discount rate...............................................  7.50%     8.00%
Rate of increase in compensation levels.....................  5.25%     5.75%
Expected long-term rate of return on assets.................  9.00%     9.00%

     Cox Enterprises may establish a defined benefit pension plan and segregate plan assets for Cox Radio. The amount of the assets that would be segregated would have an estimated fair value equal to the projected benefit obligation of the Cox Enterprises defined benefit pension plan attributable to Cox Radio employees as of December 31, 2000, or $21.1 million. The assets segregated would be used to fund payments to retirees. Any non-qualified supplemental pension plan payments due to Cox Radio employees will be made by Cox Enterprises.

     Cox Enterprises provides certain health care and life insurance benefits to substantially all retirees of Cox Enterprises and its subsidiaries. Postretirement expense allocated to Cox Radio by Cox Enterprises was $0.1 million for each of the years ended December 31, 2000, 1999 and 1998. Cox Radio's actuarial present value of benefit obligations at December 31, 2000 was $3.5 million.

     The funded status of the portion of the postretirement plan covering the employees of Cox Radio is not determinable. The actuarial present value of benefit obligations for the postretirement plan of Cox Enterprises substantially exceeded the fair value of assets held in the plan at December 31, 2000.

     Actuarial assumptions used to determine the actuarial present value of benefit obligations include a discount rate of 7.5% (8.0% in 1999) and an expected long-term rate of return on plan assets of 9.0%. The assumed health care cost trend rate for retirees is 9.0% (9.5% in 1999). For participants prior to age 65, the trend rate gradually decreases to 5.5% by year 2007 and remains level thereafter. For retirees at age 65 or older, this rate decreases to 5.0% by year 2008. Increasing the assumed health care cost trend rate by one percentage point would have resulted in an increase in the Cox Enterprises plan's actuarial present value of benefit obligations of approximately 2.5% and an increase in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 1.5% for 2000.

     In addition, substantially all of Cox Radio's employees are eligible to participate in the savings and investment plan of Cox Enterprises. Under the terms of the plan, Cox Radio matches a discretionary amount no greater than 50% of employee contributions up to a maximum of 6% of the employee's eligible compensation. Cox Radio's expense under the plan was $1.5 million, $1.2 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

11. STOCK-BASED COMPENSATION PLANS

     During the three years in the period ended December 31, 2000, Cox Radio maintained two stock-based compensation plans. Cox Radio accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, and related Interpretations. Compensation for the Cox Radio Long-Term Incentive Plan and the Employee Stock Purchase Plan is

                                COX RADIO, INC.

measured as the excess, if any, of the quoted market price of Cox Radio's stock at the date of the grant over the exercise price. Specific information regarding each plan and required disclosure of the pro forma effect on Cox Radio's operations if Statement of Financial Accounting Standards No. 123 had been adopted is presented below.

  Cox Radio Employee Stock Purchase Plans

     During 1999, Cox Radio adopted an Employee Stock Purchase Plan, under which Cox Radio was authorized to issue purchase rights totaling 750,000 shares of Class A common stock to substantially all employees who were employed on February 1, 1999 and who worked at least 20 hours per week. Pursuant to this plan, Cox Radio issued purchase rights totaling 229,293 shares of Class A common stock. Under the terms of this plan, the purchase price ($16.05 per share) was 85% of the average market value during the ten trading days ended on August 2, 1999. Employees are allowed to purchase the shares via payroll deductions through October 31, 2001, at which time the shares will be issued to the employees. During 2000 and 1999, 5,229 and 0 shares, respectively, were issued to employees under the plan due to cancellation of employees' participation in the plan or termination of employment. The fair value of the employees' purchase rights granted in 1999 was estimated using the Black-Scholes model with the following assumptions: expected volatility of 34%, no payment of dividends, expected life of 2 years and risk-free interest rate of 5.67%. The grant date fair value of each purchase right granted in 1999 was $6.29.

     During 1997, Cox Radio adopted an Employee Stock Purchase Plan, under which Cox Radio was authorized to issue purchase rights totaling 1,050,000 shares of Class A common stock to substantially all employees who were employed on December 1, 1996 and who worked at least 20 hours per week. Pursuant to this plan, Cox Radio issued purchase rights totaling 558,354 shares of Class A common stock. Under the terms of this plan, the purchase price ($5.79 per share) was 85% of the market value on May 1, 1997, and employees were allowed to purchase the shares via payroll deductions through August 1, 1999. During 1999, 1998 and 1997, 17,367, 10,275 and 495 shares, respectively, were issued to employees under the plan due to cancellation of employees' participation in the plan or termination of employment. Upon conclusion of the 1997 plan on August 2, 1999, 456,336 shares of Class A common stock were issued to the remaining plan participants. The fair value of the employees' purchase rights granted in 1997 was estimated using the Black-Scholes model with the following assumptions: expected volatility of 32%, no payment of dividends, expected life of 2 years and risk-free interest rate of 5.4%. The grant date fair value of each purchase right granted in 1997 was $2.09.

  Cox Radio Long-Term Incentive Plan

     Pursuant to the Long-Term Incentive Plan (the "LTIP"), executive officers and certain employees of Cox Radio who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance shares and awards consisting of combinations of such incentives. Cox Radio has reserved 7,200,000 shares of Class A common stock for issuance under this plan.

     Subject to the maximum shares reserved under the LTIP, no individual may receive a stock option covering more than 900,000 shares of Class A common stock in any year nor be granted more than 300,000 shares of Class A common stock, in any combination of performance awards, restricted stock or other stock-based awards that are subject to performance criteria in any year. The maximum payout for any individual for a performance award paid in cash is 100% of his or her base salary as of the beginning of the year of the performance award payment.

     Upon the closing of Cox Radio's initial public offering, certain Cox Enterprises Unit Appreciation Plan units awarded in 1994 that would have matured in 1999 were converted into 335,919 restricted shares of Class A common stock issued pursuant to the LTIP based on the calculated appreciation of the units

                                COX RADIO, INC.

and the quoted market price at the date of conversion. These restricted shares remained unvested until the end of the original five-year Unit Appreciation Plan appreciation period. In January 1999, Cox Radio reacquired 119,856 shares of previously restricted Class A common stock for cash consideration of approximately $1.7 million used to pay employee withholding taxes.

     Options granted under the LTIP vest 60% after three years from the date of grant, 80% after four years from the date of grant and 100% after five years from the date of grant and expire ten years from the date of grant. An accelerated vesting schedule has been provided such that the options become fully vested if the market value of the shares exceeds the exercise price by 140% for ten consecutive trading days. Vesting of the options granted during 1999 and 1998 was accelerated during 1999 based upon this schedule. Because the exercise price of stock options awarded during 2000, 1999 and 1998 equaled or exceeded the then current market price of Cox Radio Class A common stock, no compensation cost has been recognized for these options. The fair value of the options granted during 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 32% and 36% for 2000, 34% for 1999 and 45% for 1998, no dividend yield, risk-free interest rate of 6.7% for 2000, 4.8% for 1999 and 5.1% for 1998, and expected life of 6 years. A summary of the status of Cox Radio's stock options granted under the Long-Term Incentive Plan as of December 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                  2000                          1999                          1998
                       ---------------------------   ---------------------------   ---------------------------
                                       WEIGHTED                      WEIGHTED                      WEIGHTED
                                       AVERAGE                       AVERAGE                       AVERAGE
                         SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                       ----------   --------------   ----------   --------------   ----------   --------------
Outstanding at
  beginning of
  year...............   1,668,231       $10.04        1,779,330       $ 7.99        1,644,606       $ 6.43
Granted..............     970,374        31.66          609,468        13.92          561,534        13.39
Exercised............    (256,892)       10.08         (627,093)        9.08         (410,112)        6.42
Cancelled............     (67,170)       31.50          (93,474)       13.71          (16,698)       13.39
                       ----------                    ----------                    ----------
Outstanding at end of
  year...............   2,314,543       $18.47        1,668,231       $10.04        1,779,330       $ 7.99
                       ==========                    ==========                    ==========
Options exercisable
  at year-end........   1,410,739       $10.03        1,668,231       $10.04        1,234,494       $ 6.44
Weighted-average fair
  value of options
  granted during the
  year...............  $    14.16                    $     5.82                    $     7.11

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                       OPTIONS OUTSTANDING
                                        WEIGHTED-AVERAGE
     RANGE OF      NUMBER OF OPTIONS        REMAINING        NUMBER OF OPTIONS
  EXERCISE PRICES     OUTSTANDING       CONTRACTUAL LIFE        EXERCISABLE
  ---------------  -----------------   -------------------   -----------------
  $ 5.77 -  6.17         598,503               5.8                 598,503
  $ 6.92 -  8.46         109,078               6.4                 109,078
  $13.39 - 13.92         703,158               7.5                 703,158
      $31.66             903,804               9.0                       0
                       ---------                                 ---------
                       2,314,543                                 1,410,739
                       =========                                 =========

                                COX RADIO, INC.

     Had compensation cost for the Long-Term Incentive Plan and Employee Stock Purchase Plans been determined on the fair value at the grant dates for awards in 2000, 1999 and 1998 consistent with the provisions of Statement of Financial Accounting Standards No. 123, Cox Radio's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   -------   -------
                                                              (AMOUNTS IN THOUSANDS,
                                                            EXCEPT PER SHARE AMOUNTS)
Net income -- As reported................................  $305,937   $55,260   $23,040
                                                           ========   =======   =======
Net income per share -- basic -- As reported.............  $   3.28   $  0.64   $  0.27
                                                           ========   =======   =======
Net income per share -- diluted -- As reported...........  $   3.26   $  0.64   $  0.27
                                                           ========   =======   =======
Net income -- Pro Forma..................................  $303,277   $51,337   $21,807
                                                           ========   =======   =======
Basic net income per share -- Pro Forma..................  $   3.25   $  0.60   $  0.26
                                                           ========   =======   =======
Diluted net income per share -- Pro Forma................  $   3.23   $  0.59   $  0.25
                                                           ========   =======   =======

12. TRANSACTIONS WITH AFFILIATED COMPANIES

     Cox Radio borrows funds for working capital and other needs from Cox Enterprises. Certain management services are provided to Cox Radio by Cox Enterprises. Such services include legal, corporate secretarial, tax, treasury, internal audit, risk management, benefits administration and other support services and are included in corporate general and administrative expenses in the Consolidated Statements of Operations. Cox Radio was allocated expenses for the years ended December 31, 2000, 1999 and 1998 of approximately $3.4 million, $2.7 million, and $2.5 million, respectively, related to these services. Cox Radio pays rent and certain other occupancy costs to Cox Enterprises for office facilities. Related rent and occupancy expense was approximately $0.1 million for each of the years ended December 31, 2000, 1999 and 1998. Corporate general and administrative expense allocations are based on a specified percentage of expenses related to the services provided to Cox Radio in relation to those provided to other subsidiaries of Cox Enterprises. Rent and occupancy expense is allocated based on occupied space. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had Cox Radio contracted directly with third parties. Management has not made a study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The fees and expenses to be paid by Cox Radio to Cox Enterprises are subject to change.

     The amounts due from (to) Cox Enterprises are generally due on demand and represent the net of various transactions, including those described above. The amounts due from Cox Enterprises totaled $17.3 million as of December 31, 2000 and amounts due to Cox Enterprises totaled $17.1 million as of December 31, 1999. Cox Radio is paid or pays interest on the daily intercompany balance based on Cox Enterprises' commercial paper rate plus .40%. The rates used during 2000 ranged from 6.5% to 7.8%.

                                COX RADIO, INC.

     Included in the amounts due from (to) Cox Enterprises are the following transactions:

                                                              (AMOUNTS IN THOUSANDS)
                                                              ----------------------
Intercompany due from Cox Enterprises, December 31, 1997....        $   3,113
  Cash transferred to Cox Enterprises.......................          244,274
  Acquisitions..............................................          (92,633)
  Repayments on revolver....................................         (135,000)
  Net proceeds from public debt offering....................          199,668
  Net operating expense allocations and reimbursements......         (189,130)
                                                                    ---------
Intercompany due from Cox Enterprises, December 31, 1998....           30,292
                                                                    ---------
  Cash transferred to Cox Enterprises.......................          250,059
  Acquisitions..............................................         (232,278)
  Borrowings on revolver....................................          119,870
  Net operating expense allocations and reimbursements......         (185,081)
                                                                    ---------
Intercompany due to Cox Enterprises, December 31, 1999......          (17,138)
                                                                    ---------
  Cash transferred to Cox Enterprises.......................          284,308
  Acquisitions..............................................         (814,865)
  Borrowings on revolver....................................          334,686
  Net proceeds from issuance of Class A Common Stock........          344,199
  Net operating expense allocations and reimbursements......         (113,922)
                                                                    ---------
Intercompany due from Cox Enterprises, December 31, 2000....        $  17,268
                                                                    =========

     Cox Radio has estimated that the carrying value of its intercompany advances approximates fair value, given the short-term nature of these advances.

     Cox Radio participates in Cox Enterprises' cash management system, whereby the bank sends daily notification of Cox Radio's checks presented for payment. Cox Enterprises transfers funds from other sources to cover Cox Radio's checks presented for payment. Book overdrafts of $4.8 million and $8.5 million existed at December 31, 2000 and 1999, respectively, as a result of Cox Radio's checks outstanding. These book overdrafts are classified as accounts payable in the accompanying balance sheets.

     Cox Radio entered into leases with Cox Broadcasting with respect to studio and tower site properties in Atlanta and Dayton that are used for Cox Radio's operations in those markets. The annual rental cost in the aggregate was less than $0.6 million for the year ended December 31, 2000 and less than $0.5 million for the years ended December 31, 1999 and 1998.

     In July 2000, Cox Radio entered into a cross-promotional agreement with Cox Interactive Media (CIM), a wholly owned subsidiary of Cox Enterprises. Cox Radio agreed to provide radio and Internet advertising to CIM over a three-year period in common markets, and CIM agreed to provide Internet advertising on its city Web sites in those markets. The estimated fair value of the agreement is $5 million. During 2000, Cox Radio recognized approximately $0.8 million in expense and income related to the agreement.

13. SUPPLEMENTAL CASH FLOW INFORMATION

                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                (AMOUNTS IN THOUSANDS)
Additional cash flow information:
  Cash paid for interest....................................  $34,021   $22,383   $17,575
  Cash paid for income taxes................................  $22,835   $14,758   $17,024

                                COX RADIO, INC.

14. GUARANTOR FINANCIAL INFORMATION

     CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, is the guarantor of Cox Radio's $200 million notes pursuant to a full and unconditional guarantee. Separate financial statements and other disclosures concerning CXR Holdings are not presented because CXR Holdings is comprised primarily of non-operating assets, including Federal Communications Commission licenses, permits and authorizations and cash royalties, and such separate financial statements and other disclosures would not be meaningful to investors. The following table sets forth condensed financial information of CXR Holdings as of and for the years ended December 31, 2000 and 1999. Effective January 1, 1999, CXR Holdings holds certain of Cox Radio's Federal Communications Commission licenses, permits and authorizations. CXR Holdings became the guarantor of the notes on February 1, 1999.

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                  THOUSANDS)
ASSETS:
Accounts receivable -- Cox Radio............................  $ 15,705   $ 15,066
Intangible assets, net......................................   627,450    391,832
Other assets................................................     4,192        767
                                                              --------   --------
          Total assets......................................  $647,347   $407,665
                                                              ========   ========
Shareholder's equity........................................  $647,347   $407,665
                                                              ========   ========

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                  THOUSANDS)
Royalty income -- Cox Radio.................................  $ 54,316   $ 39,495
Intercompany interest, net..................................     4,159        726
Other (expense) income......................................      (165)      (162)
Depreciation and amortization...............................   (12,251)    (7,301)
                                                              --------   --------
Operating income............................................  $ 46,059   $ 32,758
                                                              ========   ========

15. COMMITMENTS AND CONTINGENCIES

     Cox Radio leases land, office facilities, and various items of equipment. Rental expense under operating leases amounted to $8.6 million in 2000, $7.2 million in 1999, and $4.0 million in 1998. Future minimum lease payments as of December 31, 2000 for all non-cancelable operating leases are as follows (in thousands):

2001........................................................  $ 3,928
2002........................................................    3,409
2003........................................................    2,635
2004........................................................    1,835
2005........................................................    1,630
Thereafter..................................................    8,292
                                                              -------
          Total.............................................  $21,729
                                                              =======

                                COX RADIO, INC.

     Cox Radio has various contracts, primarily for sports programming and on-air personalities, with future minimum payments for 2001, 2002, 2003, 2004, and 2005 of $16.7 million, $17.4 million, $16.8 million, $16.3 million, and $2.7 million, respectively.

     Cox Radio's controlling shareholder, Cox Broadcasting, Inc., has been sued in Georgia federal court by broadcast station broker Force Communications for breach of contract and other theories involving its failure to pay the broker a commission allegedly due on two transactions involving an Atlanta radio station and certain Cox Broadcasting-controlled subsidiaries, including Cox Radio. The suit seeks contract damages in excess of $5,000,000 plus interest, costs, expenses and attorney's fees. Cox Broadcasting denies that it breached any such contract and intends to defend this matter vigorously. The court denied Cox Broadcasting's initial motion to dismiss and Cox Broadcasting recently served its answer to the complaint. Discovery has not yet commenced. The outcome of this matter cannot be predicted at this time.

     Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio's consolidated financial position, consolidated results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents incorporated by reference or filed with this Report

     (1) Audited Consolidated Balance Sheets as of December 31, 2000 and 1999 and Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2000.

     (2) Schedule II -- Valuation and qualifying accounts

     (3) Exhibits required to be filed by Item 601 of Regulation S-K:

     Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.1     --  Asset Exchange Agreement dated August 30, 1999 by and among
               Cox Radio, Inc. and AMFM Inc.(1)
   2.2     --  Letter dated as of August 30, 1999 by and among Cox Radio,
               Inc. and AMFM Inc.(2)
   2.3     --  Merger Agreement dated March 14, 2000 by and among Marlin
               Broadcasting, Inc., Cox Radio, Inc., Cox Miami Merger Sub,
               Inc. and Marling Broadcasting, LLC.(3)
   2.4     --  Asset Purchase Agreement dated March 3, 2000 by and among
               Clear Channel Broadcasting, Inc., Clear Channel Broadcasting
               Licenses, Inc., Citicasters Co., Capstar Radio Operating
               Company, Capstar TX Limited Partnership, AMFM Texas
               Broadcasting, L.P., AMFM Texas Licenses Limited Partnership,
               Cox Radio, Inc. and CXR Holdings, Inc.(4)
   2.5     --  Asset Exchange Agreement dated as of May 31, 2000 by and among Cox Radio, Inc., CXR Holdings, Inc., Salem
               Communications Corporation and South Texas Broadcasting,
               Inc.(5)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.6     --  Letter dated May 31, 2000 by and among Cox Radio, Inc., CXR
               Holdings, Inc., Salem Communications Corporation and South
               Texas Broadcasting, Inc.(6)
   2.7     --  Letter dated June 7, 2000 by and among Cox Radio, Inc., CXR
               Holdings, Inc., Salem Communications Corporation and South
               Texas Broadcasting, Inc.(7)
   2.8     --  Stock Purchase Agreement dated as of June 7, 2000 by and among Midwestern Broadcasting Company, Inc., the
               stockholders of Midwestern Broadcasting Company, Inc. and
               Cox Radio, Inc.(8)
   2.9     --  Asset Purchase Agreement dated November 8, 2000 between and among Cox Radio, Inc., CXR Holdings, Inc. and Radio One,
               Inc.(9)
   3.1     --  Amended and Restated Certificate of Incorporation of Cox
               Radio, Inc.(10)
   3.2     --  Amended and Restated Bylaws of Cox Radio, Inc.(10)
   4.1     --  Indenture dated as of May 26, 1998 between Cox Radio, Inc.,
               The Bank of New York, WSB, Inc., and WHIO, Inc.(11)
   4.2     --  Supplemental Indenture dated as of February 1, 1999 by and among trustee, Cox Radio, Inc. and CXR Holdings, Inc.(12)
   4.3     --  Registration Rights Agreement dated May 26, 1998 among Cox
               Radio, Inc., WSB, Inc., WHIO, Inc., and Nationsbanc
               Montgomery Securities, LLC, Chase Securities, Inc., and J.P.
               Morgan Securities, Inc.(13)
  10.1     --  364-Day Credit Agreement dated as of June 30, 2000 among Cox
               Radio, Inc., the Banks party thereto, The Chase Manhattan
               Bank, as Administrative Agent, Bank of America, N.A., as
               Syndications Agent, and Citibank, N.A., as Documentation
               Agent.(14)
  10.2     --  Five-Year Credit Agreement dated as of June 30, 2000 among
               Cox Radio, Inc., the Banks referred to therein, The Chase
               Manhattan Bank, as Administrative Agent, Bank of America,
               N.A., as Syndications Agent, and Citibank, N.A., as
               Documentation Agent.(15)
  10.3     --  Cox Radio, Inc. Long-Term Incentive Plan.(16)
  10.4     --  Cox Radio, Inc. Restricted Stock Plan for Non-Employee
               Directors(17)
  10.5     --  Asset Exchange Agreement dated August 30, 1999 by and among
               Cox Radio, Inc. and AMFM Inc.(18)
  10.6     --  Merger Agreement dated March 14, 2000 by and among Marlin
               Broadcasting, Inc., Cox Radio, Inc., Cox Miami Merger Sub,
               Inc. and Marlin Broadcasting, LLC.(19)
  10.7     --  Asset Purchase Agreement dated March 3, 2000 by and among
               Clear Channel Broadcasting, Inc., Clear Channel Broadcasting
               Licenses, Inc., Citicasters Co., Capstar Radio Operating
               Company, Capstar TX Limited Partnership, AMFM Texas
               Broadcasting, L.P., AMFM Texas Licenses Limited Partnership,
               Cox Radio, Inc. and CXR Holdings, Inc.(20)
  21       --  Subsidiaries of the Registrant
  23.1     --  Consent of Deloitte & Touche LLP
  24.1     --  Power of Attorney (included on page 60)

---------------

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

 (6) Incorporated by reference to Exhibit 10.6 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.
 (7) Incorporated by reference to Exhibit 10.7 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.
 (8) Incorporated by reference to Exhibit 10.8 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.
 (9) Incorporated by reference to Exhibit 2.9 of Cox Radio's Report on Form 10-Q for the period ending September 30, 2000
(10) Incorporated by reference to the corresponding exhibit of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
(11) Incorporated by reference to Exhibit 4.1 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).
(12) Incorporated by reference to the corresponding exhibit of Cox Radio's Report on Form 10-Q for the period ending March 31, 1999 (Commission File No. 1-12187)
(13) Incorporated by reference to Exhibit 4.2 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).
(14) Incorporated by reference to Exhibit 10.9 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000
(15) Incorporated by reference to Exhibit 10.10 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000
(16) Incorporated by reference to Exhibit 10.9 of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737) (management contract or compensation plan).
(17) Incorporated by reference to Exhibit 10.11 of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737) (management contract or compensation plan).
(18) Incorporated by reference to Exhibit 99.1 of Cox Radio's Report on Form 8-K dated August 30, 1999 and filed September 17, 1999 (Commission File No. 1-12187).
(19) Incorporated by reference to Exhibit 2.2 of Cox Radio's Report on Form 8-K dated April 19, 2000 (Commission File No. 1-12187).
(20) Incorporated by reference to Exhibit 2.3 of Cox Radio's Report on Form 8-K dated April 19, 2000 (Commission File No. 1-12187).

     (b) Reports on Form 8-K.

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

                                          COX RADIO, INC.

                                          By:      /s/ ROBERT F. NEIL
                                            ------------------------------------
                                                       Robert F. Neil
                                               President and Chief Executive
                                                           Officer

Date: March 19, 2001

                               POWER OF ATTORNEY

     Cox Radio, Inc., a Delaware corporation, and each person whose signature appears below, constitutes and appoints Robert F. Neil and Neil O. Johnston, and either of them, with full power to act without the other, such person's true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ DAVID E. EASTERLY                  Chairman of the Board of         March 19, 2001
-----------------------------------------------------    Directors
                  David E. Easterly

                 /s/ ROBERT F. NEIL                    President and Chief Executive    March 19, 2001
-----------------------------------------------------    Officer; Director (principal
                   Robert F. Neil                        executive officer)

                /s/ NEIL O. JOHNSTON                   Vice-President and Chief         March 19, 2001
-----------------------------------------------------    Financial Officer (principal
                  Neil O. Johnston                       accounting officer and
                                                         principal financial officer)

                /s/ JAMES C. KENNEDY                   Director                         March 19, 2001
-----------------------------------------------------
                  James C. Kennedy

                                                       Director
-----------------------------------------------------
                Ernest D. Fears, Jr.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----


                                                       Director
-----------------------------------------------------
                   Paul M. Hughes

                 /s/ MARC W. MORGAN                    Director                         March 19, 2001
-----------------------------------------------------
                   Marc W. Morgan

               /s/ RICHARD A. FERGUSON                 Director                         March 19, 2001
-----------------------------------------------------
                 Richard A. Ferguson

               /s/ NICHOLAS D. TRIGONY                 Director                         March 19, 2001
-----------------------------------------------------
                 Nicholas D. Trigony

                                                                     SCHEDULE II

                                COX RADIO, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

FOR THE FISCAL  BALANCE AS OF   ASSUMED IN    CHARGES TO
 YEARS ENDED      BEGINNING      BUSINESS     COSTS AND                 BALANCE AS OF
 DECEMBER 31,     OF PERIOD     COMBINATION    EXPENSES    DEDUCTIONS   END OF PERIOD
--------------  -------------   -----------   ----------   ----------   --------------
                                (AMOUNTS IN THOUSANDS)
     2000          $2,966         $   --        $3,297       $2,786         $3,477
     1999          $2,862         $   --        $1,772       $1,668         $2,966
     1998          $1,875         $   --        $1,577       $  590         $2,862