Form 10-Q
period 2001-03-31
COX RADIO INC
filed 2001-05-11
CIK 1018522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         There were 40,809,634 shares of Class A Common Stock outstanding as of April 30, 2001.

         There were 58,733,016 shares of Class B Common Stock outstanding as of April 30, 2001.

                                 COX RADIO, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----

                           PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS ..............................................       3

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS .........................................      13

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........      17

                            PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS .................................................      18

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K ..................................      18

SIGNATURES ..........................................................................      20

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 COX RADIO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     2001              2000
                                                                                 ------------      ------------
                                                                                     (AMOUNTS IN THOUSANDS)

ASSETS
Current Assets:
  Cash and cash equivalents ...............................................      $     10,398      $      6,950
  Accounts and notes receivable, less allowance for doubtful accounts
     of $2,753 and $3,477, respectively ...................................            80,773            93,273
  Prepaid expenses and other current assets ...............................             9,319             6,939
                                                                                 ------------      ------------

     Total current assets .................................................           100,490           107,162

Plant and equipment, net ..................................................            75,510            75,568
Intangible assets, net ....................................................         2,142,144         2,103,016
Amounts due from Cox Enterprises, Inc. ....................................            17,039            17,268
Other assets ..............................................................             8,789            14,808
                                                                                 ------------      ------------

     Total assets .........................................................      $  2,343,972      $  2,317,822
                                                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ...................................      $     26,839      $     25,478
  Accrued salaries and wages ..............................................             4,917             5,834
  Accrued interest ........................................................             8,759             5,467
  Income taxes payable ....................................................               656             1,124
  Other current liabilities ...............................................             3,673             2,864
                                                                                 ------------      ------------

     Total current liabilities ............................................            44,844            40,767

Notes payable .............................................................           779,336           754,783
Deferred income taxes .....................................................           483,306           486,004
Other long term liabilities ...............................................             5,005             2,510
                                                                                 ------------      ------------
     Total liabilities ....................................................         1,312,491         1,284,064
                                                                                 ------------      ------------

Commitments and contingencies (Note 3)

Shareholders' Equity:
   Preferred stock, $0.33 par value: 15,000,000 shares authorized,
     None outstanding .....................................................                --                --
  Class A common stock, $0.33 par value; 210,000,000 shares
     authorized; 40,788,426 and 40,694,248 shares outstanding at
     March 31, 2001 and December 31, 2000, respectively ...................            13,460            13,429
  Class B common stock, $0.33 par value; 135,000,000 shares
     authorized; 58,733,016 shares outstanding at March 31, 2001
     and December 31, 2000 ................................................            19,382            19,382
  Additional paid-in capital ..............................................           611,564           610,126
  Accumulated other comprehensive loss, net of tax ........................            (1,602)               --
  Retained earnings .......................................................           390,328           392,472
                                                                                 ------------      ------------
                                                                                    1,033,132         1,035,409
  Less: Class A common stock held in treasury (119,856 shares at cost) ....            (1,651)           (1,651)
                                                                                 ------------      ------------
     Total shareholders' equity ...........................................         1,031,481         1,033,758
                                                                                 ------------      ------------
     Total liabilities and shareholders' equity ...........................      $  2,343,972      $  2,317,822
                                                                                 ============      ============

            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       ----------------------
                                                                         2001          2000
                                                                       --------      --------
                                                                         (AMOUNTS IN THOUSANDS,
                                                                         EXCEPT PER SHARE DATA)

NET REVENUES:
   Local ........................................................      $ 63,077      $ 54,371
   National .....................................................        18,293        17,967
   Other ........................................................         5,155         3,540
                                                                       --------      --------
     Total net revenues .........................................        86,525        75,878
COSTS AND EXPENSES:
   Operating ....................................................        20,234        17,420
   Selling, general and administrative ..........................        36,462        31,781
   Corporate general and administrative .........................         3,644         2,843
   Depreciation and amortization ................................        17,887         7,267
   Loss (gain) on sales of assets ...............................           126           (62)
   Gain on sales of radio stations ..............................        (2,418)      (45,348)
                                                                       --------      --------

OPERATING INCOME ................................................        10,590        61,977

OTHER INCOME (EXPENSE):
Interest income .................................................         1,070           649
Interest expense ................................................       (14,089)       (6,940)
Other - net .....................................................          (121)         (240)
                                                                       --------      --------
(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE ............................................        (2,550)       55,446
Income tax (benefit) expense ....................................        (1,193)       22,578
                                                                       --------      --------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE              (1,357)       32,868

Cumulative effect of accounting change, net of tax ..............          (787)           --
                                                                       --------      --------
NET (LOSS) INCOME ...............................................      $ (2,144)     $ 32,868
                                                                       ========      ========

BASIC NET (LOSS) INCOME PER SHARE
 (Loss) income before cumulative effect of accounting change ....      $  (0.01)     $   0.38
 Cumulative effect of accounting change .........................         (0.01)           --
                                                                       --------      --------
   Net (loss) income per common share ...........................      $  (0.02)     $   0.38
                                                                       ========      ========

DILUTED NET (LOSS) INCOME PER SHARE
 (Loss) income before cumulative effect of accounting change ....      $  (0.01)     $   0.38
 Cumulative effect of accounting change .........................         (0.01)           --
                                                                       --------      --------
   Net (loss) income per common share ...........................      $  (0.02)     $   0.38
                                                                       ========      ========

Weighted average basic common shares outstanding ................        99,488        86,775
                                                                       ========      ========
Weighted average diluted common shares outstanding ..............        99,488        87,406
                                                                       ========      ========

            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                 CLASS A            CLASS B                  ACCUMULATED
                              COMMON STOCK       COMMON STOCK    ADDITIONAL     OTHER                TREASURY STOCK
                            ----------------   ----------------   PAID-IN   COMPREHENSIVE RETAINED   ---------------
                            SHARES   AMOUNT    SHARES   AMOUNT    CAPITAL       LOSS      EARNINGS   SHARES  AMOUNT        TOTAL
                            ------   -------   ------   -------  ---------- ------------- ---------  ------  -------    -----------
                                                                     (AMOUNTS IN THOUSANDS)

BALANCE AT
   DECEMBER 31, 2000 ....   40,694   $13,429   58,733   $19,382   $610,126     $    --    $ 392,472    120   $(1,651)   $ 1,033,758
                            ------   -------   ------   -------   --------     -------    ---------    ---   -------    -----------

  Comprehensive loss:
    Net loss ............       --        --       --        --         --          --       (2,144)    --        --         (2,144)
   Cumulative effect
     of adopting
     SFAS 133 ...........       --        --       --        --         --        (707)          --     --        --           (707)
   Loss on interest
     rate swaps .........       --        --       --        --         --        (938)          --     --        --           (938)
   Amortization of
     transition
     adjustment .........       --        --       --        --         --          43           --     --        --             43
                                                                                                                        -----------
  Comprehensive loss ....       --        --       --        --         --          --           --     --        --         (3,746)
                                                                                                                        -----------
  Issuance of Class
   A common stock
   related to
   incentive plans ......       94        31       --        --      1,438          --           --     --        --          1,469
                            ------   -------   ------   -------   --------     -------    ---------    ---   -------    -----------
BALANCE AT
   MARCH 31, 2001 .......   40,788   $13,460   58,733   $19,382   $611,564     $(1,602)   $ 390,328    120   $(1,651)   $ 1,031,481
                            ======   =======   ======   =======   ========     =======    =========    ===   =======    ===========

            See notes to unaudited consolidated financial statements.

                                 COX RADIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 ----------------------
                                                                                   2001          2000
                                                                                 --------      --------
                                                                                 (AMOUNTS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income .........................................................      $ (2,144)     $ 32,868
Items not requiring cash:
  Depreciation ............................................................         3,076         1,301
  Amortization ............................................................        14,811         5,966
  Deferred income taxes ...................................................          (975)       17,894
  Tax benefit from exercise of stock options ..............................           487           715
  Loss (gain) on sales of assets ..........................................           126           (62)
  Gain on sales of radio stations .........................................        (2,418)      (45,348)
  Cumulative effect of accounting change, net of tax ......................           787            --
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
  Decrease in accounts receivable .........................................        12,500         5,739
  (Decrease) increase in accounts payable and accrued expenses ............           713        (1,472)
  (Decrease) increase in accrued salaries and wages .......................          (917)        1,266
  Increase in accrued interest ............................................         3,292         2,362
  Decrease in taxes payable ...............................................          (468)       (2,357)
  Other, net ..............................................................        (1,609)       (2,480)
                                                                                 --------      --------
       Net cash provided by operating activities ..........................        27,261        16,392
                                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ......................................................        (2,931)       (1,787)
Acquisitions, net of cash acquired ........................................       (50,908)       (4,523)
Decrease in station investment note receivable ............................            --           850
Decrease in other long-term assets ........................................           409           246
Proceeds from sales of assets .............................................            26           419
Proceeds from sales of radio stations .....................................         5,000        75,000
Increase in cash restricted for investment ................................            --       (75,644)
(Decrease) increase in amounts due to/from Cox Enterprises, Inc. ..........           229       (13,677)
                                                                                 --------      --------
       Net cash used in investing activities ..............................       (48,175)      (19,116)
                                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of debt ....................................................        24,545            14
Proceeds from stock options exercised .....................................           982         1,355
(Decrease) increase in book overdrafts ....................................           648        (4,788)
Payment of debt issuance costs ............................................        (1,813)           --
                                                                                 --------      --------
       Net cash provided by (used in) financing activities ................        24,362        (3,419)
                                                                                 --------      --------

Net increase (decrease) in cash and cash equivalents ......................         3,448        (6,143)
Cash and cash equivalents at beginning of period ..........................         6,950        14,704
                                                                                 --------      --------
Cash and cash equivalents at end of period ................................      $ 10,398      $  8,561
                                                                                 ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid (received) during the period for:
      Interest ............................................................      $ 10,797      $  4,578
      Income taxes ........................................................      $   (236)     $  6,415

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 and notes thereto contained in Cox Radio's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

         The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

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

         The following acquisition and disposition activity has been entered into or consummated during the quarter ended March 31, 2001 and through May 11, 2001. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition.

         In February 2001, Cox Radio acquired WDYL-FM serving Richmond, Virginia and WJMZ-FM and WHZT-FM (formerly WPEK-FM) serving Greenville, South Carolina for a total of $52.5 million.

         In February 2001, Cox Radio entered into a joint sales agreement to provide sales and marketing services for WARV-FM serving Richmond, Virginia. In addition, Cox Radio is a guarantor of the owner's financing for the acquisition of this station.

         In February 2001, Cox Radio disposed of WHOO-AM serving Orlando, Florida for $5 million.

         In February 2001, Cox Radio entered into an agreement to dispose of the assets of KGTO-AM serving Tulsa, Oklahoma for $0.5 million in cash. This station is being operated by the buyer under a time brokerage agreement pending consummation of the sale. Cox Radio anticipates consummating this transaction in the second quarter of 2001.

         In May 2001, Cox Radio entered into an agreement to dispose of the assets of WVBB-AM (formerly WTVR-AM) serving Richmond, Virginia for $0.7 million in cash. Pending all necessary regulatory approvals, Cox Radio anticipates consummating this transaction in the second half of 2001.

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

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           ----------------------
                                                                             2001          2000
                                                                           --------      --------
                                                                           (AMOUNTS IN THOUSANDS,
                                                                           EXCEPT PER SHARE DATA)

         Net revenues ...............................................      $ 86,810      $ 90,453
                                                                           ========      ========
         Net loss before cumulative effect of accounting change .....      $ (1,575)     $ (2,899)
         Cumulative effect of accounting change .....................          (787)           --
                                                                           --------      --------
         Net loss ...................................................      $ (2,362)     $ (2,899)
                                                                           ========      ========

         BASIC NET LOSS PER SHARE
           Loss before cumulative effect of accounting change .......      $  (0.01)     $  (0.03)
           Cumulative effect of accounting change ...................         (0.01)           --
                                                                           --------      --------
             Net loss per common share ..............................      $  (0.02)     $  (0.03)
                                                                           ========      ========

         DILUTED NET LOSS PER SHARE
           Loss before cumulative effect of accounting change .......      $  (0.01)     $  (0.03)
           Cumulative effect of accounting change ...................         (0.01)           --
                                                                           --------      --------
             Net loss per common share ..............................      $  (0.02)     $  (0.03)
                                                                           ========      ========

         Basic pro forma shares outstanding .........................        99,488        86,775
                                                                           ========      ========
         Diluted pro forma shares outstanding .......................        99,488        87,406
                                                                           ========      ========

3. COMMITMENTS AND CONTINGENCIES

         On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association as the Administrative Agent, Nationsbank of Texas, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. The interest rate was based on the London Interbank Offered Rate plus a spread determined by the ratio of Cox Radio's debt to EBITDA. This facility included a commitment fee on the unused portion of the total amount available of .1% to .25% based on the ratio of Cox Radio's debt to EBITDA. On June 27, 2000, all amounts previously outstanding under this facility were repaid with a portion of the net proceeds from the offering of Cox Radio's Class A Common Stock, as discussed in Note 5.

         On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. The interest rate for each facility is based on the Federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio's senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio's senior, long-term debt. Each facility includes a commitment fee on the unused portion of the total amount available of 0.1% to 0.25% based on the credit ratings of Cox Radio's senior, long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At March 31, 2001, Cox Radio was in compliance with the covenants. At March 31, 2001, Cox Radio had approximately $330 million of outstanding indebtedness under the five-year facility with $20 million available, and no amounts outstanding under the 364-day facility with $350 million available. The outstanding balance under the 364-day facility has been classified as long-term debt on the consolidated balance sheet as Cox Radio has the intent and ability to refinance this amount on a long-term basis. The interest rate applied to amounts due under the bank credit facilities was 5.915% at March 31, 2001. See Note 6 for a discussion of Cox Radio's interest rate swap agreements.

         On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), which were later exchanged for notes registered under the Securities Act. The notes consisted of $100 million principal amount of 6.25% notes due in 2003 and $100 million principal amount of 6.375% notes due in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then wholly-owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, an exchange offer was consummated pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At March 31, 2001 and December 31, 2000, the estimated fair value of these notes was approximately $200.7 million and $197.9 million, respectively, based on quoted market prices.

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

         In February 2001, Cox Radio issued, under its universal shelf registration statement, $250 million aggregate principal amount of 6.625% Senior Notes due 2006. Cox Radio received net proceeds of approximately $247.7 million and used the proceeds to repay outstanding indebtedness under its credit facilities. At March 31, 2001, the estimated fair value of these notes was approximately $251.9 million based on quoted market prices.

4. GUARANTOR FINANCIAL INFORMATION

         CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, is the sole guarantor of Cox Radio's $200 million aggregate principle amount of notes due 2003 and 2005 pursuant to a full and unconditional guarantee. CXR Holdings is comprised primarily of non-operating assets, including Federal Communications Commission licenses, permits and authorizations and cash royalties. The following table sets forth condensed consolidating financial information for Cox Radio and CXR Holdings as of March 31, 2001 and December 31, 2000 and for the three month periods ended March 31, 2001 and 2000.

                                                                     AS OF MARCH 31, 2001
                                                  COX RADIO      CXR HOLDINGS    ELIMINATIONS       TOTAL
                                                  ----------     ------------    ------------     ----------
                                                                    (AMOUNTS IN THOUSANDS)

         TOTAL ASSETS ......................      $2,355,503      $  707,030      $ (718,561)     $2,343,972
                                                  ==========      ==========      ==========      ==========

         TOTAL LIABILITIES .................      $1,312,491      $       --      $       --      $1,312,491
                                                  ==========      ==========      ==========      ==========

         TOTAL SHAREHOLDERS' EQUITY ........      $1,043,012      $  707,030      $ (718,561)     $1,031,481
                                                  ==========      ==========      ==========      ==========

                                                            THREE MONTHS ENDED MARCH 31, 2001
                                                  ----------------------------------------------------
                                                  COX RADIO   CXR HOLDINGS   ELIMINATIONS      TOTAL
                                                  ---------   ------------   ------------     --------
                                                                 (AMOUNTS IN THOUSANDS)

         Net revenues ......................      $ 86,525      $     --      $       --      $ 86,525
         Costs and expenses ................        71,597         4,338              --        75,935
         Other income (expense) ............       (26,844)       13,704              --       (13,140)
         Income tax (benefit) ..............        (1,193)           --              --        (1,193)
         Cumulative effect of
         accounting change, net of tax .....          (787)           --              --          (787)
                                                  --------      --------      ----------      --------
         Net (loss) income .................      $(11,510)     $  9,366      $       --      $ (2,144)
                                                  ========      ========      ==========      ========

                                                                    AS OF DECEMBER 31, 2000
                                                  COX RADIO      CXR HOLDINGS    ELIMINATIONS        TOTAL
                                                  ----------      ----------      ----------       ----------
                                                                     (AMOUNTS IN THOUSANDS)

         TOTAL ASSETS ......................      $2,344,882      $  647,347      $ (674,407)      $2,317,822
                                                  ==========      ==========      ==========       ==========

         TOTAL LIABILITIES .................      $1,284,064      $       --      $       --       $1,284,064
                                                  ==========      ==========      ==========       ==========

         TOTAL SHAREHOLDERS' EQUITY ........      $1,060,818      $  647,347      $ (674,407)      $1,033,758
                                                  ==========      ==========      ==========       ==========

                                                            THREE MONTHS ENDED MARCH 31, 2000
                                                  COX RADIO   CXR HOLDINGS   ELIMINATIONS      TOTAL
                                                  ---------   ------------   ------------     --------
                                                                  (AMOUNTS IN THOUSANDS)

         Net revenues ......................      $ 75,878      $     --      $       --      $ 75,878
         Costs and expenses ................        11,345         2,556              --        13,901
         Other income (expense) ............       (16,716)       10,185              --        (6,531)
         Income tax expense ................        22,578            --              --        22,578
                                                  --------      --------      ----------      --------
         Net income ........................      $ 25,239      $  7,629      $       --      $ 32,868
                                                  ========      ========      ==========      ========

5. EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                       2001          2000
                                                                                     --------      --------
                                                                                     (AMOUNTS IN THOUSANDS,
                                                                                     EXCEPT PER SHARE DATA)

         (Loss) income before cumulative effect of accounting change ..........      $ (1,357)     $ 32,868
         Cumulative effect of accounting change ...............................          (787)           --
                                                                                     --------      --------
         NET (LOSS) INCOME ....................................................      $ (2,144)     $ 32,868
                                                                                     ========      ========

         BASIC NET (LOSS) INCOME PER COMMON SHARE
         Weighted-average common shares outstanding ...........................        99,488        86,775
                                                                                     ========      ========

         (Loss) income before cumulative effect of accounting change ..........      $  (0.01)     $   0.38
         Cumulative effect of accounting change ...............................         (0.01)           --
                                                                                     --------      --------
           Basic net (loss) income per common share ...........................      $  (0.02)     $   0.38
                                                                                     ========      ========

         DILUTED NET (LOSS) INCOME PER COMMON SHARE
         Weighted-average common shares outstanding - basic ...................        99,488        86,775
            Shares issuable on exercise of dilutive options ...................            --         2,515
            Shares assumed to be purchased with proceeds of options ...........            --        (2,013)
            Shares issuable pursuant to Employee Stock Purchase Plan ..........            --           229
            Shares assumed to be purchased with proceeds from
               Employee Stock Purchase Plan ...................................            --          (100)
                                                                                     --------      --------

         Shares applicable to diluted net (loss) income per common share ......        99,488        87,406
                                                                                     ========      ========

         (Loss) income before cumulative effect of accounting change ..........      $  (0.01)     $   0.38
         Cumulative effect of accounting change ...............................         (0.01)           --
                                                                                     --------      --------
           Diluted net (loss) income per common share .........................      $  (0.02)     $   0.38
                                                                                     ========      ========

         Shares applicable to diluted net loss per common share for the three months ended March 31, 2001 are the same as the shares applicable to basic net loss per common share because no dilution of common stock equivalents is assumed in periods in which a net loss is recorded.

         On February 7, 2000, Cox Radio announced that its Board of Directors approved a three-for-one stock split. The stock split resulted in a decrease in par value of each share, including shares of preferred stock (authorized with no shares currently outstanding), from $1.00 to $0.33 per share. At the 2000 Annual Meeting of Stockholders, the stockholders voted to amend Cox Radio's Certificate of Incorporation to increase the authorized (a) Class A Common Stock from 70,000,000 to 210,000,000 shares; (b) Class B Common Stock from 45,000,000 to
135,000,000 shares; and (c) preferred stock from 5,000,000 to 15,000,000 shares. The stock split was effected by a distribution on May 19, 2000 to stockholders of record on May 12, 2000. All financial information contained herein has been adjusted to reflect the impact of this stock split.

         On June 27, 2000, Cox Radio consummated a public offering of 8,800,000 shares of its Class A Common Stock pursuant to its universal shelf registration statement and completed a concurrent private placement of 3,591,954 shares of Class A Common Stock directly to Cox Enterprises at the public offering price per share, less underwriting discounts and commissions. Cox Radio received net proceeds of approximately $344.2 million from this offering, which was used to partially finance acquisitions, repay outstanding indebtedness and for general corporate purposes.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The nature of Cox Radio's financing activities at times necessitates the use of derivative instruments to manage various market risks related to interest rates. Accordingly, Cox Radio has three interest rate swap agreements outstanding as of March 31, 2001 which are used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties nor would Cox Radio expect any such loss to be material.

         Prior to June 27, 2000, Cox Radio accounted for the interest rate swap agreements as hedges. In connection with the offering of Class A Common Stock as discussed in Note 5, Cox Radio used a portion of the net proceeds from the offering to repay all amounts then outstanding under its bank credit facility. As the interest rate swap agreements were no longer matched with existing debt, Cox Radio recorded a non-cash mark-to-market unrealized gain as of June 30, 2000 of $2.2 million, which represents the fair value of the interest rate swap agreements at that date. On August 4, 2000, Cox Radio redesignated these interest rate swap agreements as hedges of floating rate borrowings under the new revolving credit facilities, dated June 30, 2000, discussed above. Concurrent with the redesignation of these swaps, Cox Radio recorded a non-cash, mark-to-market unrealized loss of $0.6 million, which represents the difference in the fair value of the interest rate swap agreements from June 30, 2000 to August 4, 2000.

         On January 1, 2001, Cox Radio adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 requires all derivative instruments to be measured at fair value and recognized as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133.

         Under SFAS No. 133, the accounting for changes in the fair value of derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair value of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair value of derivative instruments designated as cash flow hedges are immediately recognized in earnings. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

         Cox Radio's three interest rate swap agreements qualify as cash flow hedges, and upon adoption of SFAS No. 133 Cox Radio recognized a one-time after-tax transition adjustment to reduce earnings and increase accumulated other comprehensive loss by approximately $0.8 million and $0.7 million, respectively. These amounts have been presented as a cumulative effect of change in accounting principle, net of tax, in the Consolidated Statement of Income for the three months ended March 31, 2001 and Consolidated Statement of Shareholders' Equity at March 31, 2001, respectively. The portion of the transition adjustment affecting earnings relates to the previously recorded fair value of the derivatives.

         During the three months ended March 31, 2001, there was no ineffective portion related to the changes in fair value of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. In addition, of the $0.7 million recorded as an increase in accumulated other comprehensive loss on January 1, 2001, approximately $76,000, before related income tax effects of approximately $33,000, was reclassified into earnings as interest expense during the three months ended March 31, 2001. The balance of $1.6 million recorded in accumulated other comprehensive loss at March 31, 2001 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio's floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending March 31, 2002 is approximately $0.3 million, before related income tax effects of approximately $0.1 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

         At March 31, 2001, $75 million notional principal amount of the interest rate swap agreements were outstanding at an average rate of 6.28% per annum having an average maturity of 4 years. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $2.8 million at March 31, 2001, and a net payable of $1.2 million at December 31, 2000. The fair value of the swap agreements at March 31, 2001 is included in other long-term liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited historical Consolidated Statements of Income for the three-month periods ended March 31, 2001 and 2000.

         This report contains "forward-looking" statements, which are statements that relate to Cox Radio's future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements, due to various risks, uncertainties or other factors. These factors include competition within the radio broadcasting industry, advertising demand in our markets, competition for audience share, our success in executing and integrating acquisitions, our ability to execute our Internet strategy effectively, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox Radio's Annual Report on Form 10-K for the year ended December 31, 2000. Cox Radio assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

GENERAL

         Cox Radio is a leading national radio broadcast company whose business is acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 63% of the common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio.

         The performance of a radio station group such as Cox Radio is customarily measured by its ability to generate Broadcast Cash Flow, EBITDA and After-tax Cash Flow. Broadcast Cash Flow is net revenues less station operating expenses. EBITDA is operating income excluding the gain on sales of assets and radio stations plus depreciation and amortization. After-tax Cash Flow is income before extraordinary items excluding gain on sales of assets and radio stations plus depreciation and amortization. Although Broadcast Cash Flow, EBITDA and After-tax Cash Flow are not recognized under accounting principles generally accepted in the United States of America, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, Cox Radio believes that these measures will be useful to investors. However, Broadcast Cash Flow, EBITDA or After-tax Cash Flow should not be considered an alternative to operating income or cash flows from operating activities (as a measure of liquidity), each as determined in accordance with accounting principles generally accepted in the United States of America, or an indicator of Cox Radio's performance under accounting principles generally accepted in the United States of America.

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

         The following acquisition and disposition activity has been entered into or consummated during the quarter ended March 31, 2001 and through May 11, 2001. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition.

         In February 2001, Cox Radio acquired WDYL-FM serving Richmond, Virginia and WJMZ-FM and WHZT-FM (formerly WPEK-FM) serving Greenville, South Carolina for a total of $52.5 million.

         In February 2001, Cox Radio entered into a joint sales agreement to provide sales and marketing services for WARV-FM serving Richmond, Virginia. In addition, Cox Radio is a guarantor of the owner's financing for the acquisition of this station.

         In February 2001, Cox Radio disposed of WHOO-AM serving Orlando, Florida for $5 million.

         In February 2001, Cox Radio entered into an agreement to dispose of the assets of KGTO-AM serving Tulsa, Oklahoma for $0.5 million in cash. This station is being operated by the buyer under a time brokerage agreement pending consummation of the sale. Cox Radio anticipates consummating this transaction in the second quarter of 2001.

         In May 2001, Cox Radio entered into an agreement to dispose of the assets of WVBB-AM (formerly WTVR-AM) serving Richmond, Virginia for $0.7 million in cash. Pending all necessary regulatory approvals, Cox Radio anticipates consummating this transaction in the second half of 2001.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000

         Net revenues for the first quarter of 2001 increased $10.6 million to $86.5 million, a 14.0% increase over the first quarter of 2000. This increase was primarily a result of the acquisition of radio stations in Greenville, South Carolina; Honolulu, Hawaii; Houston, Texas; and Richmond, Virginia. In addition there were increases in net revenues at the stations in Atlanta, Georgia; Orlando, Florida; San Antonio, Texas; and Tampa, Florida, which were realized as a result of strong ratings performance.

         Station operating expenses increased $7.5 million to $56.7 million, an increase of 15.2% over the first quarter of 2000. This increase was primarily a result of the acquisition of radio stations in Greenville, South Carolina; Honolulu, Hawaii; Houston, Texas; and Richmond, Virginia, and higher programming and sales related costs, which are driven by ratings and revenues, respectively.

         Broadcast cash flow increased $3.1 million to $29.8 million, an 11.6% increase over the first quarter of 2000 for the reasons discussed above.

         Corporate general and administrative expenses increased $0.8 million to $3.6 million primarily due to higher overhead costs incurred as a result of the increase in number of stations owned and/or operated in 2001.

         Operating income decreased $51.4 million to $10.6 million for the first quarter of 2001, primarily as a result of a $46.6 million pre-tax gain on the sale of KACE-FM and KRTO-FM in Los Angeles, California in the first quarter of 2000, increased depreciation and amortization charges recorded in 2001 as a result of prior and current year acquisition activity and for the reasons discussed above.

         Interest expense during the first quarter of 2001 totaled $14.1 million as compared to first quarter 2000 of $6.9 million as a result of borrowings incurred to complete Cox Radio's acquisitions during 2000.

         Net loss for the first quarter of 2001 was $2.1 million, primarily for the reasons discussed above and a $0.8 million charge for the cumulative effect of accounting change recorded upon adoption of SFAS No. 133.

LIQUIDITY AND CAPITAL RESOURCES

         Cox Radio's primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio's operating activities and through borrowings under Cox Radio's bank credit facility. In addition, daily cash requirements have been funded through intercompany advances from Cox Enterprises under a revolving credit facility. Cox Radio's borrowings under the Cox Enterprises revolving credit facility are typically repaid within 30 days and accrue interest at Cox Enterprises' commercial paper rate plus .40%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Cox Radio had approximately $17.0 million and $17.3 million in amounts due from Cox Enterprises at March 31, 2001 and December 31, 2000, respectively. For the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, cash from operations increased $10.9 million to $27.3 million, primarily attributable to the net change in working capital accounts.

         On March 7, 1997, Cox Radio entered into a $300 million, five-year, senior, unsecured revolving credit facility with certain guarantors and banks, including Texas Commerce Bank National Association as the Administrative Agent, Nationsbank of Texas, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. The interest rate was based on the London Interbank Offered Rate plus a spread determined by the ratio of Cox Radio's debt to EBITDA. This facility included a commitment fee on the unused portion of the total amount available of .1% to .25% based on the ratio of Cox Radio's debt to EBITDA. On June 27, 2000, all amounts previously outstanding under this facility were repaid with a portion of the net proceeds from the offering of Cox Radio's Class A Common Stock, as discussed in Note 5 of the consolidated financial statements.

         On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. The interest rate for each facility is based on the Federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio's senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio's senior, long-term debt. Each facility includes a commitment fee on the unused portion of the total amount available of 0.1% to 0.25% based on the credit ratings of Cox Radio's senior, long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At March 31, 2001, Cox Radio was in compliance with the covenants. At March 31, 2001, Cox Radio had approximately $330 million of outstanding indebtedness under the five-year facility with $20 million available, and no amounts outstanding under the 364-day facility with $350 million available. The outstanding balance under the 364-day facility has been classified as long-term debt on the consolidated balance sheet as Cox Radio has the intent and ability to refinance this amount on a long-term basis. The interest rate applied to amounts due under the bank credit facilities was 5.915% at March 31, 2001.

         On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), which were later exchanged for notes registered under the Securities Act. The notes consisted of $100 million principal amount of 6.25% notes due in 2003 and $100 million principal amount of 6.375% notes due in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then wholly-owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, an exchange offer was consummated pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At March 31, 2001 and December 31, 2000, the estimated fair value of these notes was approximately $200.7 million and $197.9 million, respectively, based on quoted market prices.

         The nature of Cox Radio's financing activities at times necessitates the use of derivative instruments to manage various market risks related to interest rates. Accordingly, Cox Radio has three interest rate swap agreements outstanding as of March 31, 2001 which are used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties nor would Cox Radio expect any such loss to be material.

         Prior to June 27, 2000, Cox Radio accounted for the interest rate swap agreements as hedges. In connection with the offering of Class A Common Stock as discussed in Note 5 of the consolidated financial statements, Cox Radio used a portion of the net proceeds from the offering to repay all amounts then outstanding under its bank credit facility. As the interest rate swap agreements were no longer matched with existing debt, Cox Radio recorded a non-cash mark-to-market unrealized gain as of June 30, 2000 of $2.2 million, which represents the fair value of the interest rate swap agreements at that date. On August 4, 2000, Cox Radio redesignated these interest rate swap agreements as hedges of floating rate borrowings under the new revolving credit facilities, dated June 30, 2000, as discussed above. Concurrent with the redesignation of these swaps, Cox Radio recorded a non-cash, mark-to-market unrealized loss of $0.6 million, which represents the difference in the fair value of the interest rate swap agreements from June 30, 2000 to August 4, 2000. Concurrent with the adoption of SFAS No. 133 in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 6. At March 31, 2001, $75 million notional principal amount of the interest rate swap agreements were outstanding at an average rate of 6.28% per annum having an average maturity of 4 years. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $2.8 million at March 31, 2001, and a net payable of $1.2 million at December 31, 2000. The fair value of the swap agreements at March 31, 2001 is included in other long-term liabilities in the consolidated financial statements.

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

         In February 2001, Cox Radio issued, under its universal shelf registration statement, $250 million aggregate principal amount of 6.625% Senior Notes due 2006. Cox Radio received net proceeds of approximately $247.7 million and used the proceeds to repay outstanding indebtedness under its credit facilities. At March 31, 2001, the estimated fair value of these notes was approximately $251.9 million based on quoted market prices.

         Future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. Cox Radio expects its operations to generate sufficient cash to meet its capital expenditures and debt service requirements. Additional cash requirements, including funds for pending or other acquisitions, will be funded from various sources, including the proceeds from bank financing and, if or when appropriate, other issuances of securities by Cox Radio.

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

         Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $75 million in notional principal amount. These agreements have an average fixed rate of 6.28% per annum and an average remaining maturity of 4 years. Concurrent with the adoption of SFAS No. 133 in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 6 of the consolidated financial statements. The notional amounts with respect to these interest rate swaps do not quantify risk or represent assets or liabilities of Cox Radio, but are used in the determination of cash settlements under the interest rate swap agreements. Cox Radio is exposed to a credit loss in the event of nonperformance of the counterparties to the interest rate swap agreements. However, Cox Radio does not anticipate nonperformance by such counterparties, and no material loss would be expected in the event of the counterparties' nonperformance. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable of $2.8 million at March 31, 2001, and a net payable of $1.2 million at December 31, 2000. The fair value of the swap agreements at March 31, 2001 is included in other long-term liabilities pursuant to the adoption of SFAS No. 133 as discussed in Note 6 of the consolidated financial statements.

         The estimated fair value of Cox Radio's fixed-rate debt instruments at March 31, 2001 was $452.6 million, compared to a carrying amount of $449.3 million. The estimated fair value of Cox Radio's fixed-rate debt instruments at December 31, 2000 was $197.9 million, compared to a carrying amount of $199.8 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the fixed-rate debt instruments from $452.6 million to $468.7 million at March 31, 2001 and from $197.9 million to $206.3 million at December 31, 2000.

         The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The revolving credit facilities and Cox Enterprises borrowings bear interest at current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

         With respect to financial instruments, Cox Radio has estimated the fair values of such instruments using available market information and appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox Radio would realize in a current market exchange.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Cox Radio is a party to various legal proceedings which are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox Radio's consolidated financial position, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

                           EXHIBIT
                           NUMBER                                     DESCRIPTION
                           -------        --------------------------------------------------------------------

                            (1)2.1    --  Asset Exchange Agreement dated August 30, 1999 by and among Cox
                                          Radio, Inc. and AMFM Inc.

                            (2)2.2    --  Letter dated as of August 30, 1999 by and among Cox Radio, Inc.
                                          and AMFM Inc.

                            (3)2.3    --  Merger Agreement dated March 14, 2000 by and among Marlin
                                          Broadcasting, Inc., Cox Radio, Inc., Cox Miami Merger Sub, Inc.
                                          and Marlin Broadcasting, LLC.

                            (4)2.4    --  Asset Purchase Agreement dated March 3, 2000 by and among Clear
                                          Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses,
                                          Inc., Citicasters Co., Capstar Radio Operating Company, Capstar TX
                                          Limited Partnership, AMFM Texas Broadcasting, L.P., AMFM Texas
                                          Licenses Limited Partnership, Cox Radio, Inc. and CXR Holdings,
                                          Inc.

                            (5)2.5    --  Asset Exchange Agreement dated as of May 31, 2000 by and among Cox
                                          Radio, Inc., CXR Holdings, Inc., Salem Communications Corporation
                                          and South Texas Broadcasting, Inc.

                            (6)2.6    --  Letter dated May 31, 2000 by and among Cox Radio, Inc., CXR
                                          Holdings, Inc., Salem Communications Corporation and South Texas
                                          Broadcasting, Inc.

                            (7)2.7    --  Letter dated June 7, 2000 by and among Cox Radio, Inc., CXR
                                          Holdings, Inc., Salem Communications Corporation and South Texas
                                          Broadcasting, Inc.

                            (8)2.8    --  Stock Purchase Agreement dated as of June 7, 2000 by and among
                                          Midwestern Broadcasting Company, Inc., the stockholders of
                                          Midwestern Broadcasting Company, Inc. and Cox Radio, Inc.

                            (9)2.9    --  Asset Purchase Agreement dated November 8, 2000 between and among
                                          Cox Radio, Inc., CXR Holdings, Inc. and Radio One, Inc.

                           (10)3.1    --  Amended and Restated Certificate of Incorporation of Cox Radio,
                                          Inc.

                           (10)3.2    --  Amended and Restated Bylaws of Cox Radio, Inc.

                          (11)10.1        Cox Radio, Inc. Amended and Restated Long-Term Incentive Plan.

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

(5) Incorporated by reference to Exhibit 10.5 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.

(6) Incorporated by reference to Exhibit 10.6 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.

(7) Incorporated by reference to Exhibit 10.7 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.

(8) Incorporated by reference to Exhibit 10.8 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.

(9) Incorporated by reference to Exhibit 2.9 of Cox Radio's Report on Form 10-Q for the period ending September 30, 2000.

(10) Incorporated by reference to the corresponding exhibit of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).

(11) Incorporated by reference to Appendix B of Cox Radio's Definitive Proxy Statement on Schedule 14A dated March 29, 2001. (Management contract or compensatory plan.)

(b)      Reports on Form 8-K

         On February 16, 2001, Cox Radio filed a Current Report on Form 8-K to incorporate by reference certain documents into Cox Radio's registration statement on Form S-3 in connection with the sale by Cox Radio on February 1, 2001 of $250,000,000 aggregate principal amount of its 6.625% Senior Notes due 2006.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COX RADIO, INC.


May 11, 2001                             /s/ Neil O. Johnston
                                         --------------------------------------
                                         Neil O. Johnston
                                         Vice President and Chief Financial
                                         Officer (Principal Financial Officer,
                                         Principal Accounting Officer and
                                         duly authorized officer)