Form 10-Q
period 2001-06-30
COX RADIO INC
filed 2001-08-09
CIK 1018522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12187

(Exact name of registrant as specified in its charter)

Delaware	58-1620022

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Lake Hearn Drive, Atlanta, Georgia	30319

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 843-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

     There were 41,081,825 shares of Class A Common Stock outstanding as of July 31, 2001.

     There were 58,733,016 shares of Class B Common Stock outstanding as of July 31, 2001.

COX RADIO, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001
TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cox Radio, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2001	2000

	(Amounts in thousands)
Assets

Current Assets:

Cash and cash equivalents	$7,914	$6,950

Accounts and notes receivable, less allowance for doubtful accounts of $2,895 and $3,477, respectively	96,288	93,273

Prepaid expenses and other current assets	11,236	6,939

Total current assets	115,438	107,162

Plant and equipment, net	78,443	75,568

Intangible assets, net	2,120,802	2,108,729

Amounts due from Cox Enterprises, Inc.	—	17,268

Other assets	8,594	9,095

Total assets	$2,323,277	$2,317,822

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable and accrued expenses	$24,844	$25,478

Accrued salaries and wages	5,267	5,834

Accrued interest	8,762	5,467

Income taxes payable	4,192	1,124

Other current liabilities	4,770	2,864

Total current liabilities	47,835	40,767

Notes payable	754,374	754,783

Deferred income taxes	476,775	486,004

Other long term liabilities	3,718	2,510

Amounts due to Cox Enterprises, Inc.	831	—

Total liabilities	1,283,533	1,284,064

Commitments and contingencies (Note 3)

Shareholders’ Equity:

Preferred stock, $0.33 par value: 15,000,000 shares authorized, None outstanding	—	—

Class A common stock, $0.33 par value; 210,000,000 shares authorized; 41,053,879 and 40,694,248 shares outstanding at June 30, 2001 and December 31, 2000, respectively	13,548	13,429

Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares outstanding at June 30, 2001 and December 31, 2000	19,382	19,382

Additional paid-in capital	613,545	610,126

Accumulated other comprehensive loss, net of tax	(1,079)	—

Retained earnings	395,999	392,472

	1,041,395	1,035,409

Less: Class A common stock held in treasury (119,856 shares at cost)	(1,651)	(1,651)

Total shareholders’ equity	1,039,744	1,033,758

Total liabilities and shareholders’ equity	$2,323,277	$2,317,822

See notes to unaudited consolidated financial statements.

Cox Radio, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Amounts in thousands, except per share data)
Net revenues:

Local	$80,522	$69,166	$143,599	$123,537

National	21,844	22,172	40,137	40,139

Other	5,505	4,331	10,660	7,871

Total revenues	107,871	95,669	194,396	171,547

Costs and expenses:

Operating	24,127	20,375	44,361	37,795

Selling, general and administrative	40,206	37,397	76,668	69,178

Corporate general and administrative	3,555	3,136	7,199	5,979

Depreciation and amortization	17,174	7,788	35,061	15,055

Loss (gain) on sales of assets	170	4	296	(58)

Loss (gain) on sales of radio stations	72	(5)	(2,346)	(45,353)

Operating income	22,567	26,974	33,157	88,951

Other income (expense):

Interest income	147	1,058	1,217	1,707

Interest expense	(12,471)	(7,201)	(26,560)	(14,141)

Non-cash mark-to-market unrealized gain	—	2,172	—	2,172

Other — net	(122)	(104)	(243)	(344)

Income before income taxes and cumulative effect of accounting change	10,121	22,899	7,571	78,345

Income tax expense	4,450	9,432	3,257	32,010

Income before cumulative effect of accounting change	5,671	13,467	4,314	46,335

Cumulative effect of accounting change, net of tax	—	—	(787)	—

Net income	$5,671	$13,467	$3,527	$46,335

Basic net income per share

Income before cumulative effect of accounting change	$0.06	$0.15	$0.04	$0.53

Cumulative effect of accounting change	—	—	(0.01)	—

Net income per common share	$0.06	$0.15	$0.03	$0.53

Diluted net income per share

Income before cumulative effect of accounting change	$0.06	$0.15	$0.04	$0.53

Cumulative effect of accounting change	—	—	(0.01)	—

Net income per common share	$0.06	$0.15	$0.03	$0.53

Weighted average basic common shares outstanding	99,651	87,465	99,570	87,120

Weighted average diluted common shares outstanding	100,206	88,148	100,113	87,806

See notes to unaudited consolidated financial statements

Cox Radio, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Class A		Class B
	Common Stock		Common Stock			Accumulated		Treasury Stock
					Additional	Other
					Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Total

	(Amounts in thousands)
Balance at December 31, 2000	40,694	$13,429	58,733	$19,382	$610,126	$—	$392,472	120	$(1,651)	$1,033,758

Comprehensive income:

Net income	—	—	—	—	—	—	3,527	—	—	3,527

Cumulative effect of adopting SFAS 133	—	—	—	—	—	(707)	—	—	—	(707)

Loss on interest rate swaps	—	—	—	—	—	(458)	—	—	—	(458)

Amortization of transition adjustments	—	—	—	—	—	86	—	—	—	86

Comprehensive income	—	—	—	—	—	—	—	—	—	2,448

Issuance of Class A common stock related to incentive plans including tax benefit	360	119	—	—	3,419	—	—	—	—	3,538

Balance at June 30, 2001	41,054	$13,548	58,733	$19,382	$613,545	$(1,079)	$395,999	120	$(1,651)	$1,039,744

See notes to unaudited consolidated financial statements.

Cox Radio, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

	(Amounts in thousands)
Cash flows from operating activities:

Net income	$3,527	$46,335

Items not requiring cash:

Depreciation	5,733	3,173

Amortization	29,328	11,882

Deferred income taxes	(946)	19,382

Non-cash mark-to-market unrealized gain	—	(2,172)

Tax benefit from exercise of stock options	549	1,152

Amortization of debt issuance costs	670	221

Loss (gain) on sales of assets	296	(58)

Gain on sales of radio stations	(2,346)	(45,353)

Cumulative effect of accounting change, net of tax	787	—

Changes in assets and liabilities (net of effects of acquisitions and dispositions):

Increase in accounts receivable	(3,015)	(9,390)

Decrease in accounts payable and accrued expenses	(3,106)	(821)

(Decrease) increase in accrued salaries and wages	(567)	1,612

Increase (decrease) in accrued interest	3,295	(853)

Increase in income taxes payable	3,068	1,151

Other, net	(3,250)	(760)

Net cash provided by operating activities	34,023	25,501

Cash flows from investing activities:

Capital expenditures	(8,814)	(3,921)

Acquisitions, net of cash acquired	(51,207)	(22,253)

Decrease in station investment note receivable	—	850

Decrease (increase) in other long-term assets	242	(18,186)

Proceeds from sales of assets	29	423

Proceeds from sales of radio stations	5,455	81,600

Increase in cash restricted for investment	—	(76,699)

Increase (decrease) in amounts due to/from Cox Enterprises, Inc.	18,099	(109,977)

Net cash used in investing activities	(36,196)	(148,163)

Cash flows from financing activities:

Net payments of revolving credit facilities	(248,445)	(219,980)

Proceeds from issuance of Senior Notes	248,028	—

Proceeds from stock options exercised	2,989	2,474

Net proceeds from stock offering	—	344,527

Increase (decrease) increase in book overdrafts	2,472	(4,369)

Payment of debt issuance costs	(1,907)	(1,105)

Net cash provided by financing activities	3,137	121,547

Net increase (decrease) in cash and cash equivalents	964	(1,115)

Cash and cash equivalents at beginning of period	6,950	14,704

Cash and cash equivalents at end of period	$7,914	$13,589

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$23,265	$14,994

Income taxes	$586	$10,414

See notes to unaudited consolidated financial statements.

COX RADIO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND OTHER INFORMATION

     Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. indirectly owns approximately 62% of the common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 and notes thereto contained in Cox Radio’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

     The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other period.

     Certain prior year amounts have been reclassified for comparative purposes.

2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

     During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in Cox Radio’s operations since the respective dates of such agreements.

     The following acquisition and disposition activity has been entered into or consummated during the six months ended June 30, 2001 and through July 12, 2001. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition.

     In February 2001, Cox Radio acquired WDYL-FM serving Richmond, Virginia and WJMZ-FM and WHZT-FM (formerly WPEK-FM) serving Greenville, South Carolina for a total of $52.5 million.

     In February 2001, Cox Radio entered into a joint sales agreement to provide sales and marketing services for WARV-FM serving Richmond, Virginia. In addition, Cox Radio is a guarantor of the owner’s financing for the acquisition of this station.

     In February 2001, Cox Radio disposed of WHOO-AM serving Orlando, Florida for $5 million resulting in a pretax gain of approximately $2.4 million.

     In May 2001, Cox Radio disposed of the assets of KGTO-AM serving Tulsa, Oklahoma for $0.5 million.

     In July 2001, Cox Radio disposed of the assets of WVBB-AM (formerly WTVR-AM) serving Richmond, Virginia for $0.7 million.

     The following unaudited pro forma summary of operations presents the consolidated results of operations as if all consummated transactions had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future.

	Three Months Ended June 30,		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Amounts in thousands,		(Amounts in thousands,
	except per share data)		except per share data)

Net revenues	$107,820	$112,415	$194,596	$202,824

Net income before cumulative effect of accounting change	$5,534	$7,152	$2,454	$4,072

Cumulative effect of accounting change	—	—	(787)	—

Net income	$5,534	$7,152	$1,667	$4,072

Basic net income per share

Income before cumulative effect of accounting change	$0.06	$0.08	$0.03	$0.05

Cumulative effect of accounting change	—	—	(0.01)	—

Net income per common share	$0.06	$0.08	$0.02	$0.05

Diluted net income per share

Income before cumulative effect of accounting change	$0.06	$0.08	$0.03	$0.05

Cumulative effect of accounting change	—	—	(0.01)	—

Net income per common share	$0.06	$0.08	$0.02	$0.05

Basic pro forma shares outstanding	99,651	87,465	99,570	87,120

Diluted pro forma shares outstanding	100,206	88,148	100,113	87,806

3. COMMITMENTS AND CONTINGENCIES

     On June 27, 2000, Cox Radio repaid all amounts previously outstanding under its $300 million, five-year, senior, unsecured revolving credit facility with a portion of the net proceeds from the offering of Cox Radio’s Class A Common Stock, as discussed in Note 5. On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. The interest rate for each facility is based on the Federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior, long-term debt. Each facility includes a commitment fee on the unused portion of the total amount available of 0.1% to 0.25% based on the credit ratings of Cox Radio’s senior, long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At June 30, 2001, Cox Radio was in compliance with the covenants. At June 30, 2001, Cox Radio had approximately $305 million of outstanding indebtedness under the five-year facility with $45 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 4.695% at June 30, 2001. At December 31, 2000, Cox Radio had approximately $350 million of outstanding indebtedness under the five-year facility with no additional amounts available, and $205 million of outstanding indebtedness under the 364-day facility with $145 million available. The outstanding balance under the 364-day facility as of December 31, 2000 has been classified as long-term debt on the consolidated balance sheet as Cox Radio has the intent and ability to refinance this amount on a long-term basis. The interest rate applied to amounts due under the bank credit facilities was 7.475% at December 31, 2000. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 6 for a discussion of Cox Radio’s interest rate swap agreements.

     On June 29, 2001, Cox Radio amended and restated its 364-day facility and amended its five-year facility. The 364-day facility was amended and restated to, among other things, extend the facility for another 364 days, which new term expires on June 28, 2002, and to revise the definition of interest expense. The five-year facility was amended to revise the definition of interest expense and make certain other changes.

     On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder, which were later exchanged for notes registered under the Securities Act. The notes consisted of $100 million principal amount of 6.25% notes due in 2003 and $100 million principal amount of 6.375% notes due in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then wholly-owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, an exchange offer was consummated pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At June 30, 2001 and December 31, 2000, the estimated fair value of these notes was approximately $201.0 million and $197.9 million, respectively, based on quoted market prices.

     On May 2, 2000, Cox Radio’s universal shelf registration statement filed on Form S-3 with the Securities and Exchange Commission was declared effective. Under the universal shelf registration statement, Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidences of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A Common Stock, warrants, stock purchase contracts and stock purchase units of Cox Radio and preferred securities of the Cox Radio trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.

     In February 2001, Cox Radio issued, under its universal shelf registration statement, $250 million aggregate principal amount of 6.625% Senior Notes due 2006. Cox Radio received proceeds of approximately $248.0 million and incurred other offering expenses of approximately $0.3 million for net proceeds of approximately $247.7 million. Cox Radio used the proceeds to repay outstanding indebtedness under its credit facilities. At June 30, 2001, the estimated fair value of these notes was approximately $251.5 million based on quoted market prices.

     On June 13, 2001 Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message in October 1999 delivering an “advertisement” from a Cox Radio radio station. Cox

Radio filed its Answer and Defenses of Defendant on July 9, 2001 and intends to defend this action vigorously, although the outcome cannot be predicted at this time.

4. GUARANTOR FINANCIAL INFORMATION

     As discussed in Note 3, CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, is the sole guarantor of Cox Radio’s $200 million aggregate principle amount of notes due 2003 and 2005 pursuant to a full and unconditional guarantee. CXR Holdings is comprised primarily of non-operating assets, including Federal Communications Commission licenses, permits and authorizations and cash royalties. The following table sets forth condensed consolidating financial information for Cox Radio and CXR Holdings as of June 30, 2001 and December 31, 2000 and for the three and six month periods ended June 30, 2001 and 2000.

	As of June 30, 2001
	Cox Radio	CXR Holdings	Eliminations	Total

	(Amounts in thousands)
Total assets	$2,325,426	$720,632	$(722,781)	$2,323,277

Total liabilities	$1,283,533	$—	$—	$1,283,533

Total shareholders’ equity	$1,041,893	$720,632	$(722,781)	$1,039,744

	Three months ended June 30, 2001
	Cox Radio	CXR Holdings	Eliminations	Total

	(Amounts in thousands)
Net revenues	$107,871	$—	$—	$107,871

Costs and expenses	80,984	4,320	—	85,304

Other income (expense)	(30,368)	17,922	—	(12,446)

Income tax expense	4,450	—	—	4,450

Net (loss) income	$(7,931)	$13,602	$—	$5,671

	Six months ended June 30, 2001
	Cox Radio	CXR Holdings	Eliminations	Total

	(Amounts in thousands)
Net revenues	$194,396	$—	$—	$194,396

Costs and expenses	152,581	8,658	—	161,239

Other income (expense)	(57,212)	31,626	—	(25,586)

Income tax expense	3,257	—	—	3,257

Cumulative effect of accounting change, net of tax	(787)	—	—	(787)

Net income	$(19,441)	$22,968	$—	$3,527

	As of December 31, 2000
	Cox Radio	CXR Holdings	Eliminations	Total

	(Amounts in thousands)
Total assets	$2,344,882	$647,347	$(674,407)	$2,317,822

Total liabilities	$1,284,064	$—	$—	$1,284,064

Total shareholders’ equity	$1,060,818	$647,347	$(674,407)	$1,033,758

	Three months ended June 30, 2000
	Cox Radio	CXR Holdings	Eliminations	Total

	(Amounts in thousands)
Net revenues	$95,669	$—	$—	$95,669

Costs and expenses	66,291	2,404	—	68,695

Other income (expense)	(19,790)	15,715	—	(4,075)

Income tax expense	9,432	—	—	9,432

Net income	$156	$13,311	$—	$13,467

	Six months ended June 30, 2000
	Cox Radio	CXR Holdings	Eliminations	Total

	(Amounts in thousands)
Net revenues	$171,547	$—	$—	$171,547

Costs and expenses	77,636	4,960	—	82,596

Other income (expense)	(36,506)	25,900	—	(10,606)

Income tax expense	32,010	—	—	32,010

Net income	$25,395	$20,940	$—	$46,335

5. EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(Amounts in thousands, except		(Amounts in thousands, except
	per share data)		per share data)

Income before cumulative effect of accounting change	$5,671	$13,467	$4,314	$46,335

Cumulative effect of accounting change	—	—	(787)	—

Net Income	$5,671	$13,467	$3,527	$46,335

Basic Net Income per Common Share

Weighted-average common shares outstanding	99,651	87,465	99,570	87,120

Income before cumulative effect of accounting change	$0.06	$0.15	$0.04	$0.53

Cumulative effect of accounting change	—	—	(0.01)	—

Basic net income per common share	$0.06	$0.15	$0.03	$0.53

Diluted Net Income per Common Share

Weighted-average common shares outstanding – basic	99,651	87,465	99,570	87,120

Shares issuable on exercise of dilutive options	1,065	1,490	1,065	1,490

Shares assumed to be purchased with proceeds of options	(716)	(950)	(727)	(948)

Shares issuable pursuant to Employee Stock Purchase Plan	229	229	229	229

Shares assumed to be purchased with proceeds from Employee Stock Purchase Plan	(23)	(86)	(24)	(85)

Shares applicable to diluted net income per common share	100,206	88,148	100,113	87,806

Income before cumulative effect of accounting change	$0.06	$0.15	$0.04	$0.53

Cumulative effect of accounting change	—	—	(0.01)	—

Diluted net income per common share	$0.06	$0.15	$0.03	$0.53

     On February 7, 2000, Cox Radio announced that its Board of Directors approved a three-for-one stock split. The stock split resulted in a decrease in par value of each share, including shares of preferred stock (authorized with no shares currently outstanding), from $1.00 to $0.33 per share. At the 2000 Annual Meeting of Stockholders, the stockholders voted to amend Cox Radio’s Certificate of Incorporation to increase the authorized (a) Class A Common Stock from 70,000,000 to 210,000,000 shares; (b) Class B Common Stock from 45,000,000 to 135,000,000 shares; and (c) preferred stock from 5,000,000 to 15,000,000 shares. The stock split was effected by a distribution on May 19, 2000 to stockholders of record on May 12, 2000. All financial information contained herein has been adjusted to reflect the impact of this stock split.

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

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The nature of Cox Radio’s financing activities at times necessitates the use of derivative instruments to manage various market risks related to interest rates. Accordingly, Cox Radio has three interest rate swap agreements outstanding as of June 30, 2001 which are used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties nor would Cox Radio expect any such loss to be material.

     Prior to June 27, 2000, Cox Radio accounted for the interest rate swap agreements as hedges. In connection with the offering of Class A Common Stock as discussed in Note 5, Cox Radio used a portion of the net proceeds from the offering to repay all amounts then outstanding under its bank credit facility. As the interest rate swap agreements were no longer matched with existing debt, Cox Radio recorded a non-cash mark-to-market unrealized gain as of June 30, 2000 of $2.2 million, which represents the fair value of the interest rate swap agreements at that date. On August 4, 2000, Cox Radio redesignated these interest rate swap agreements as hedges of floating rate borrowings under the new revolving credit facilities, dated June 30, 2000, discussed above. Concurrently with the redesignation of these swaps, Cox Radio recorded a non-cash, mark-to-market unrealized loss of $0.6 million, which represented the difference in the fair value of the interest rate swap agreements from June 30, 2000 to August 4, 2000.

     On January 1, 2001, Cox Radio adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 requires all derivative instruments to be measured at fair value and recognized as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133.

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

     Cox Radio’s three interest rate swap agreements qualify as cash flow hedges, and upon adoption of SFAS No. 133 Cox Radio recognized a one-time after-tax transition adjustment to reduce earnings and increase accumulated other comprehensive loss by approximately $0.8 million and $0.7 million, respectively. These amounts have been presented as a cumulative effect of change in accounting principle, net of tax, in the Consolidated Statement of Income and Shareholders’ Equity for the six months ended June 30, 2001. The portion of the transition adjustment affecting earnings relates to the previously recorded fair value of the derivatives.

     During the three and six month periods ended June 30, 2001, there was no ineffective portion related to the changes in fair value of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. In addition, of the $0.7 million recorded as an increase in accumulated other comprehensive loss on January 1, 2001, approximately $76,000, before related income tax effects of approximately $33,000, was reclassified into earnings as interest expense during each of the first two quarters of 2001. The balance of $1.1 million recorded in accumulated other comprehensive loss at June 30, 2001 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending June 30, 2002 is approximately $0.3 million, before related income tax effects of approximately $0.1 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

     At June 30, 2001, $75 million notional principal amount of the interest rate swap agreements were outstanding at an average rate of 6.28% per annum having an average maturity of 4 years. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $2.1 million at June 30, 2001, and a net payable of $1.2 million at December 31, 2000. The fair value of the swap agreements at June 30, 2001 is included in other long-term liabilities.

7. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” was issued by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill.

     In July 2001, the FASB issued SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 continues to require the recognition of goodwill and other intangibles as assets but does not permit amortization of goodwill and certain intangible assets with indefinite useful lives, such as FCC licenses, as previously required by Accounting Principles Board Opinion No. 17. The standard also establishes a new method of testing goodwill and other intangible assets for impairment. Goodwill is to be allocated to reporting units, and goodwill and non-amortizing intangible assets must be tested for impairment annually. The amount of goodwill or other intangible assets determined to be impaired would be expensed to current operations. Cox Radio is currently assessing, but has not determined, the impact that this statement will have on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying unaudited historical Consolidated Statements of Income for the three- and six-month periods ended June 30, 2001 and 2000.

     This report contains “forward-looking” statements, which are statements that relate to Cox Radio’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements, due to various risks, uncertainties or other factors. These factors include competition within the radio broadcasting industry, advertising demand in our markets, competition for audience share, our success in executing and integrating acquisitions, our ability to execute our Internet strategy effectively, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox Radio’s Annual Report on Form 10-K for the year ended December 31, 2000. Cox Radio assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

GENERAL

     Cox Radio is a leading national radio broadcast company whose business is acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 62% of the common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio.

     The performance of a radio station group such as Cox Radio is customarily measured by its ability to generate Broadcast Cash Flow, EBITDA and After-tax Cash Flow. Broadcast Cash Flow is net revenues less station operating expenses. EBITDA is operating income excluding the gain on sales of assets and radio stations plus depreciation and amortization. After-tax Cash Flow is net income plus depreciation and amortization, and adjusted for non-recurring items. Although Broadcast Cash Flow, EBITDA and After-tax Cash Flow are not recognized under accounting principles generally accepted in the United States of America, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, Cox Radio believes that these measures will be useful to investors. However, Broadcast Cash Flow, EBITDA or After-tax Cash Flow should not be considered an alternative to operating income or cash flows from operating activities (as a measure of liquidity), each as determined in accordance with accounting principles generally accepted in the United States of America, or an indicator of Cox Radio’s performance under accounting principles generally accepted in the United States of America.

     The primary source of Cox Radio’s revenues is the sale of local and national advertising. Historically, approximately 72% and 23% of Cox Radio’s net revenues have been generated from local and national advertising, respectively. Cox Radio’s most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

     Cox Radio’s revenues vary throughout the year. As is typical in the radio broadcasting industry, Cox Radio’s revenues and broadcast cash flows are typically lowest in the first quarter and higher in the second and fourth quarters. Cox Radio’s operating results in any period may be affected by the incurrence of advertising and promotional expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

ACQUISITIONS AND DISPOSITIONS

     During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in Cox Radio’s operations since the respective dates of such agreements.

     The following acquisition and disposition activity has been entered into or consummated during the six months ended June 30, 2001 and through July 12, 2001. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition.

     In February 2001, Cox Radio acquired WDYL-FM serving Richmond, Virginia and WJMZ-FM and WHZT-FM (formerly WPEK-FM) serving Greenville, South Carolina for a total of $52.5 million.

     In February 2001, Cox Radio entered into a joint sales agreement to provide sales and marketing services for WARV-FM serving Richmond, Virginia. In addition, Cox Radio is a guarantor of the owner’s financing for the acquisition of this station.

     In February 2001, Cox Radio disposed of WHOO-AM serving Orlando, Florida for $5 million resulting in a pretax gain of approximately $2.4 million.

     In May 2001, Cox Radio disposed of the assets of KGTO-AM serving Tulsa, Oklahoma for $0.5 million.

     In July 2001, Cox Radio disposed of the assets of WVBB-AM (formerly WTVR-AM) serving Richmond, Virginia for $0.7 million.

RESULTS OF OPERATIONS

Three months ended June 30, 2001 compared to three months ended June 30, 2000

     Net revenues for the second quarter of 2001 increased $12.2 million to $107.9 million, a 12.8% increase over the second quarter of 2000. This increase was primarily a result of the acquisition of radio stations in Atlanta, Georgia; Miami, Florida; Greenville, South Carolina; Houston, Texas; and Richmond, Virginia. In addition there were increases in net revenues at the existing stations in Atlanta, Georgia; Orlando, Florida; and San Antonio, Texas, which were realized as a result of strong ratings performance.

     Station operating expenses increased $6.6 million to $64.3 million, an increase of 11.4% over the second quarter of 2000. This increase was primarily a result of the acquisition of radio stations in Atlanta, Georgia; Miami, Florida; Greenville, South Carolina; Houston, Texas; and Richmond, Virginia, and higher programming and sales-related costs, which are driven by ratings and revenues, respectively.

     Broadcast cash flow increased $5.6 million to $43.5 million, a 14.9% increase over the second quarter of 2000, for the reasons discussed above.

     Corporate general and administrative expenses increased $0.4 million to $3.6 million primarily due to higher overhead costs incurred as a result of the increase in number of stations owned and/or operated in 2001.

     Operating income decreased $4.4 million to $22.6 million for the second quarter of 2001, primarily as a result of increased depreciation and amortization charges recorded in 2001 as a result of prior and current year acquisition activity and for the reasons discussed above.

     Interest expense during the second quarter of 2001 totaled $12.5 million, as compared to second quarter 2000 of $7.2 million, as a result of borrowings incurred to complete Cox Radio’s acquisitions during the last half of 2000.

     Net income for the second quarter of 2001 was $5.7 million, as compared to net income of $13.5 million for the second quarter of 2000, primarily for the reasons discussed above.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

     Net revenues for the first six months of 2001 increased $22.8 million to $194.4 million, a 13.3% increase over the first six months of 2000. This increase was primarily a result of the acquisition of radio stations in Atlanta, Georgia; Miami, Florida; Greenville, South Carolina; Houston, Texas; and Richmond, Virginia. In addition there were increases in net revenues at the existing stations in Atlanta, Georgia; Orlando, Florida; and San Antonio, Texas, which were realized as a result of strong ratings performance.

     Station operating expenses increased $14.1 million to $121.0 million, an increase of 13.1% over the first six months of 2000. This increase was primarily a result of the acquisition of radio stations in Atlanta, Georgia; Miami, Florida; Greenville, South Carolina; Houston, Texas; and Richmond, Virginia, and higher programming and sales-related costs, which are driven by ratings and revenues, respectively.

     Broadcast cash flow increased $8.8 million to $73.4 million, a 13.6% increase over the first six months of 2000, for the reasons discussed above.

     Corporate general and administrative expenses increased $1.2 million to $7.2 million primarily due to higher overhead costs incurred as a result of the increase in number of stations owned and/or operated in 2001.

     Operating income decreased $55.8 million to $33.2 million for the first six months of 2001, primarily as a result of a $46.6 million pre-tax gain on the sale of KACE-FM and KRTO-FM in Los Angeles, California in the first six months of 2000, increased depreciation and amortization charges recorded in 2001 as a result of prior and current year acquisition activity and for the reasons discussed above.

     Interest expense during the first six months of 2001 totaled $26.6 million, as compared to $14.1 million for the first six months of 2000, as a result of borrowings incurred to complete Cox Radio’s acquisitions during the last half of 2000.

     Net income for the first six months of 2001 was $3.5 million, as compared to net income of $46.3 million for the first six months of 2000, primarily for the reasons discussed above and a $0.8 million charge for the cumulative effect of accounting change recorded upon adoption of SFAS No. 133.

LIQUIDITY AND CAPITAL RESOURCES

     Cox Radio’s primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio’s operating activities and through borrowings under Cox Radio’s bank credit facilities. In addition, daily cash requirements have been funded through intercompany advances from Cox Enterprises under a revolving credit facility. Cox Radio’s borrowings under the Cox Enterprises revolving credit facility are typically repaid within 30 days and accrue interest at Cox Enterprises’ commercial paper rate plus .40%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Cox Radio had approximately $0.8 million in amounts due to Cox Enterprises at June 30, 2001 and $17.3 million in amounts due from Cox Enterprises at December 31, 2000. For the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, cash from operations increased $8.5 million to $34.0 million, primarily attributable to the net change in working capital accounts.

     On June 27, 2000, Cox Radio repaid all amounts previously outstanding under its $300 million, five-year, senior, unsecured revolving credit facility with a portion of the net proceeds from the offering of Cox Radio’s Class A Common Stock, as discussed in Note 5. On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. The interest rate for each facility is based on the Federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior, long-term debt. Each facility includes a commitment fee on the unused portion of the total amount available of 0.1% to 0.25% based on the credit ratings of Cox Radio’s senior, long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At June 30, 2001, Cox Radio was in compliance with the covenants. At June 30, 2001, Cox Radio had approximately $305 million of outstanding indebtedness under the five-year facility with $45 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 4.695% at June 30, 2001. At December 31, 2000, Cox Radio had approximately $350 million of outstanding indebtedness under the five-year facility with no additional amounts available, and $205 million of outstanding indebtedness under the 364-day facility with $145 million available. The outstanding balance under the 364-day facility as of December 31, 2000 has been classified as long-term debt on the consolidated balance sheet as Cox Radio has the intent and ability to refinance this amount on a long-term basis. The interest rate applied to amounts due under the bank credit facilities was 7.475% at December 31, 2000. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value.

     On June 29, 2001, Cox Radio amended and restated its 364-day facility and amended its five-year facility. The 364-day facility was amended and restated to, among other things, extend the facility for another 364 days, which new term expires on June 28, 2002, and revise the definition of interest expense. The five-year facility was amended to revise the definition of interest expense and make certain other changes.

     On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under the Securities Act, pursuant to Rule 144A thereunder, which were later exchanged for notes registered under the Securities Act. The notes consisted of $100 million principal amount of 6.25% notes due in 2003 and $100 million principal amount of 6.375% notes due in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then wholly-owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, an exchange offer was consummated pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At June 30, 2001 and December 31, 2000, the estimated fair value of these notes was approximately $201.0 million and $197.9 million, respectively, based on quoted market prices.

     The nature of Cox Radio’s financing activities at times necessitates the use of derivative instruments to manage various market risks related to interest rates. Accordingly, Cox Radio has three interest rate swap agreements outstanding as of June 30, 2001 which are used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties nor would Cox Radio expect any such loss to be material.

     Prior to June 27, 2000, Cox Radio accounted for the interest rate swap agreements as hedges. In connection with the offering of Class A Common Stock as discussed in Note 5 of the consolidated financial statements, Cox Radio used a portion of the net proceeds from the offering to repay all amounts then outstanding under its bank credit facility. As the interest rate swap agreements were no longer matched with existing debt, Cox Radio recorded a non-cash mark-to-market unrealized gain as of June 30, 2000 of $2.2 million, which represents the fair value of the interest rate swap agreements at that date. On August 4, 2000, Cox Radio redesignated these interest rate swap agreements as hedges of floating rate borrowings under the new revolving credit facilities, dated June 30, 2000, as discussed above. Concurrent with the redesignation of these swaps, Cox Radio recorded a non-cash, mark-to-market unrealized loss of $0.6 million, which represented the difference in the fair value of the interest rate swap agreements from June 30, 2000 to August 4, 2000. Concurrent with the adoption of SFAS No. 133 in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 6 to the consolidated financial statements. At June 30, 2001, $75 million notional principal amount of the interest rate swap agreements were outstanding at an average rate of 6.28% per annum having an average maturity of 4 years. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $2.1 million at June 30, 2001, and a net payable of $1.2 million at December 31, 2000. The fair value of the swap agreements at June 30, 2001 is included in other long-term liabilities in the consolidated financial statements.

     On May 2, 2000, Cox Radio’s universal shelf registration statement filed on Form S-3 with the Securities and Exchange Commission was declared effective. Under the universal shelf registration statement, Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidences of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A Common Stock, warrants, stock purchase contracts and stock purchase units of Cox Radio and preferred securities of the Cox Radio trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.

     In February 2001, Cox Radio issued, under its universal shelf registration statement, $250 million aggregate principal amount of 6.625% Senior Notes due 2006. Cox Radio received proceeds of approximately $248.0 million and incurred other offering expenses of approximately $0.3 million for net proceeds of approximately $247.7 million. Cox Radio used the proceeds to repay outstanding indebtedness under its credit facilities. At June 30, 2001, the estimated fair value of these notes was approximately $251.5 million based on quoted market prices.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Cox Radio is exposed to a number of market risks in the ordinary course of business. Cox Radio’s primary market risk exposure pertains to changes in interest rates.

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

     Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $75 million in notional principal amount. These agreements have an average fixed rate of 6.28% per annum and an average remaining maturity of 4 years. Concurrent with the adoption of SFAS No. 133 in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 6 to the consolidated financial statements. The notional amounts with respect to these interest rate swaps do not quantify risk or represent assets or liabilities of Cox Radio, but are used in the determination of cash settlements under the interest rate swap agreements. Cox Radio is exposed to a credit loss in the event of nonperformance of the counterparties to the interest rate swap agreements. However, Cox Radio does not anticipate nonperformance by such counterparties, and no material loss would be expected in the event of the counterparties’ nonperformance. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable of $2.1 million at June 30, 2001, and a net payable of $1.2 million at December 31, 2000. The fair value of the swap agreements at June 30, 2001 is included in other long-term liabilities pursuant to the adoption of SFAS No. 133 as discussed in Note 6 to the consolidated financial statements.

     The estimated fair value of Cox Radio’s fixed-rate debt instruments at June 30, 2001 was $452.5 million, compared to a carrying amount of $449.4 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2000 was $197.9 million, compared to a carrying amount of $199.8 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the fixed-rate debt instruments from $452.5 million to $467.9 million at June 30, 2001 and from $197.9 million to $206.3 million at December 31, 2000.

     The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The revolving credit facilities and Cox Enterprises borrowings bear interest at current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 13, 2001 Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message in October 1999 delivering an “advertisement” from a Cox Radio radio station. Cox Radio filed its Answer and Defenses of Defendant on July 9, 2001 and intends to defend this action vigorously, although the outcome cannot be predicted at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Cox Radio held its Annual Meeting of Stockholders on May 23, 2001. Three matters were voted upon at the meeting: (a) the election of a Board of Directors of eight members to serve until the 2002 Annual Meeting or until their successors are duly elected and qualified; (b) approval of the adoption of Cox Radio’s Amended and Restated Long-Term Incentive Plan; and (c) ratification of the appointment of Deloitte & Touche LLP, independent certified public accountants, as Cox Radio’s independent auditors for the fiscal year ending December 31, 2001.

     The following directors were elected and they received the votes indicated:

Nominee	Votes in Favor	Votes Withheld

David E. Easterly	623,151,702	508,581

Ernest D. Fears, Jr.	623,172,160	488,123

Richard A. Ferguson	620,270,622	3,389,661

Paul M. Hughes	623,174,247	486,036

James C. Kennedy	621,255,444	2,404,839

Marc W. Morgan	620,457,150	3,203,133

Robert F. Neil	619,979,513	3,680,770

Nicholas D. Trigony	622,217,223	1,443,060

     The Amended and Restated Long-Term Incentive Plan was approved with 608,973,997 votes in favor, 11,452,266 votes opposed to, and 114,648 abstentions.

     Ratification of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2001 was approved with 623,447,319 votes in favor, 58,056 votes opposed to, and 154,908 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number		Description

(1) 2.1	—	Asset Exchange Agreement dated August 30, 1999 by and among Cox Radio, Inc. and AMFM Inc.

(2) 2.2	—	Letter dated as of August 30, 1999 by and among Cox Radio, Inc. and AMFM Inc.

(3) 2.3	—	Merger Agreement dated March 14, 2000 by and among Marlin Broadcasting, Inc., Cox Radio, Inc., Cox Miami Merger Sub, Inc. and Marlin Broadcasting, LLC.

(4) 2.4	—	Asset Purchase Agreement dated March 3, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Citicasters Co., Capstar Radio Operating Company, Capstar TX Limited Partnership, AMFM Texas Broadcasting, L.P., AMFM Texas Licenses Limited Partnership, Cox Radio, Inc. and CXR Holdings, Inc.

(5) 2.5	—	Asset Exchange Agreement dated as of May 31, 2000 by and among Cox Radio, Inc., CXR Holdings, Inc., Salem Communications Corporation and South Texas Broadcasting, Inc.

(6) 2.6	—	Letter dated May 31, 2000 by and among Cox Radio, Inc., CXR Holdings, Inc., Salem Communications Corporation and South Texas Broadcasting, Inc.

(7) 2.7	—	Letter dated June 7, 2000 by and among Cox Radio, Inc., CXR Holdings, Inc., Salem Communications Corporation and South Texas Broadcasting, Inc.

(8) 2.8	—	Stock Purchase Agreement dated as of June 7, 2000 by and among Midwestern Broadcasting Company, Inc., the stockholders of Midwestern Broadcasting Company, Inc. and Cox Radio, Inc.

(9) 2.9	—	Asset Purchase Agreement dated November 8, 2000 between and among Cox Radio, Inc., CXR Holdings, Inc. and Radio One, Inc.

(10) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(10) 3.2	—	Amended and Restated Bylaws of Cox Radio, Inc.

(11) 10.1	—	Cox Radio, Inc. Amended and Restated Long-Term Incentive Plan.

10.2	—	Amended and Restated 364-Day Credit Agreement dated as of June 29, 2001 among Cox Radio, Inc., the Banks party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citibank, N.A., as Documentation Agent.

10.3	—	First Amendment dated as of June 29, 2001 to the Five-Year Credit Agreement dated as of June 30, 2000 among Cox Radio, Inc., the Banks party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citibank, N.A., as Documentation Agent.

(1)	Incorporated by reference to Exhibit 99.1 of Cox Radio’s Report on Form 8-K dated September 17, 1999.

(2)	Incorporated by reference to Exhibit 99.2 of Cox Radio’s Report on Form 8-K dated September 17, 1999.

(3)	Incorporated by reference to Exhibit 2.2 of Cox Radio’s Report on Form 8-K dated April 19, 2000.

(4)	Incorporated by reference to Exhibit 2.3 of Cox Radio’s Report on Form 8-K dated April 19, 2000.

(5)	Incorporated by reference to Exhibit 10.5 of Cox Radio’s Report on Form 10-Q for the period ending June 30, 2000.

(6)	Incorporated by reference to Exhibit 10.6 of Cox Radio’s Report on Form 10-Q for the period ending June 30, 2000.

(7)	Incorporated by reference to Exhibit 10.7 of Cox Radio’s Report on Form 10-Q for the period ending June 30, 2000.

(8)	Incorporated by reference to Exhibit 10.8 of Cox Radio’s Report on Form 10-Q for the period ending June 30, 2000.

(9)	Incorporated by reference to Exhibit 2.9 of Cox Radio’s Report on Form 10-Q for the period ending September 30, 2000.

(10)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).

(11)	Incorporated by reference to Appendix B of Cox Radio’s Definitive Proxy Statement on Schedule 14A dated March 29, 2001. (Management contract or compensatory plan.)

(b)           Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

August 9, 2001	/s/ Neil O. Johnston

Neil O. Johnston

Vice President and Chief Financial

Officer (Principal Financial Officer,

Principal Accounting Officer and

duly authorized officer)