Form 10-Q
period 2001-09-30
COX RADIO INC
filed 2001-11-14
CIK 1018522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

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

     There were 41,096,856 shares of Class A Common Stock outstanding as of October 31, 2001.

     There were 58,733,016 shares of Class B Common Stock outstanding as of October 31, 2001.

COX RADIO, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

		Page

Part I – Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Part II — Other Information

Item 1.	Legal Proceedings	21

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures		22

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cox Radio, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2001	2000

	(Amounts in thousands)
Assets

Current Assets:

Cash and cash equivalents	$6,323	$6,950

Accounts and notes receivable, less allowance for doubtful accounts of $3,605 and $3,477, respectively	85,432	93,273

Prepaid expenses and other current assets	10,185	6,939

Total current assets	101,940	107,162

Plant and equipment, net	81,453	75,568

Intangible assets, net	2,107,853	2,108,729

Amounts due from Cox Enterprises, Inc.	13,289	17,268

Other assets	9,893	9,095

Total assets	$2,314,428	$2,317,822

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable and accrued expenses	$25,787	$25,478

Accrued salaries and wages	5,833	5,834

Accrued interest	7,710	5,467

Income taxes payable	4,961	1,124

Other current liabilities	4,848	2,864

Total current liabilities	49,139	40,767

Notes payable	739,412	754,783

Deferred income taxes	476,184	486,004

Other long term liabilities	5,604	2,510

Total liabilities	1,270,339	1,284,064

Commitments and contingencies (Note 3)

Shareholders’ Equity:

Preferred stock, $0.33 par value: 15,000,000 shares authorized, None outstanding	—	—

Class A common stock, $0.33 par value; 210,000,000 shares authorized; 41,088,494 and 40,694,248 shares outstanding at September 30, 2001 and December 31, 2000, respectively	13,559	13,429

Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares outstanding at September 30, 2001 and December 31, 2000	19,382	19,382

Additional paid-in capital	616,023	610,126

Accumulated other comprehensive loss, net of tax	(2,786)	—

Retained earnings	399,562	392,472

	1,045,740	1,035,409

Less: Class A common stock held in treasury (119,856 shares at cost)	(1,651)	(1,651)

Total shareholders’ equity	1,044,089	1,033,758

Total liabilities and shareholders’ equity	$2,314,428	$2,317,822

See notes to unaudited consolidated financial statements.

Cox Radio, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Amounts in thousands, except per share data)
Net revenues:

Local	$73,468	$69,468	$217,067	$193,005

National	20,242	21,209	60,379	61,348

Other	5,510	4,392	16,170	12,263

Total revenues	99,220	95,069	293,616	266,616

Costs and expenses:

Operating	24,916	21,684	69,277	59,479

Selling, general and administrative	36,048	32,865	112,716	102,043

Corporate general and administrative	2,530	3,611	9,729	9,590

Depreciation and amortization	17,108	11,206	52,169	26,261

Loss on sales of assets	84	63	380	5

Gain on sales of radio stations	(170)	(429,935)	(2,516)	(475,288)

Operating income	18,704	455,575	51,861	544,526

Other income (expense):

Interest income	208	2,775	1,425	4,482

Interest expense	(11,750)	(9,268)	(38,310)	(23,409)

Non-cash mark-to-market unrealized (loss)/gain	—	(698)	—	1,474

Other — net	(111)	(122)	(354)	(466)

Income before income taxes and cumulative effect of accounting change	7,051	448,262	14,622	526,607

Income tax expense	3,488	193,382	6,745	225,392

Income before cumulative effect of accounting change	3,563	254,880	7,877	301,215

Cumulative effect of accounting change, net of tax	—	—	(787)	—

Net income	$3,563	$254,880	$7,090	$301,215

Basic net income per share

Income before cumulative effect of accounting change	$0.04	$2.57	$0.08	$3.30

Cumulative effect of accounting change	—	—	(0.01)	—

Net income per common share	$0.04	$2.57	$0.07	$3.30

Diluted net income per share

Income before cumulative effect of accounting change	$0.04	$2.55	$0.08	$3.28

Cumulative effect of accounting change	—	—	(0.01)	—

Net income per common share	$0.04	$2.55	$0.07	$3.28

Weighted average basic common shares outstanding	99,814	99,362	99,652	91,230

Weighted average diluted common shares outstanding	100,426	99,966	100,274	91,892

See notes to unaudited consolidated financial statements

Cox Radio, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Class A		Class B			Accumulated
	Common Stock		Common Stock		Additional	Other		Treasury Stock
					Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Total

(Amounts in thousands)
Balance at December 31, 2000	40,694	$13,429	58,733	$19,382	$610,126	$—	$392,472	120	$(1,651)	$1,033,758

Comprehensive income:

Net income	—	—	—	—	—	—	7,090	—	—	7,090

Cumulative effect of adopting SFAS 133	—	—	—	—	—	(707)	—	—	—	(707)

Loss on interest rate swaps	—	—	—	—	—	(2,209)	—	—	—	(2,209)

Amortization of transition adjustments	—	—	—	—	—	130	—	—	—	130

Comprehensive income	—	—	—	—	—	—	—	—	—	4,304

Issuance of Class A common stock related to incentive plans including tax benefit	394	130	—	—	5,897	—	—	—	—	6,027

Balance at September 30, 2001	41,088	$13,559	58,733	$19,382	$616,023	$(2,786)	$399,562	120	$(1,651)	$1,044,089

See notes to unaudited consolidated financial statements.

Cox Radio, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

	(Amounts in thousands)
Cash flows from operating activities:

Net income	$7,090	$301,215

Items not requiring cash:

Depreciation	8,479	5,198

Amortization	43,690	21,063

Deferred income taxes	(395)	207,372

Non-cash mark-to-market unrealized gain	—	(1,474)

Tax benefit from exercise of stock options	2,552	1,382

Amortization of debt issuance costs	867	221

Loss (gain) on sales of assets	380	5

Gain on sales of radio stations	(2,516)	(475,288)

Cumulative effect of accounting change, net of tax	787	—

Changes in assets and liabilities (net of effects of acquisitions and dispositions):

Decrease (increase) in accounts receivable	7,841	(15,541)

Decrease in accounts payable and accrued expenses	(3,900)	(49)

(Decrease) increase in accrued salaries and wages	—	2,374

Increase (decrease) in accrued interest	2,243	5,782

Increase in income taxes payable	3,837	630

Other, net	(2,797)	(2,834)

Net cash provided by operating activities	68,158	50,056

Cash flows from investing activities:

Capital expenditures	(15,427)	(7,346)

Acquisitions, net of cash acquired	(50,115)	(811,330)

Decrease in station investment note receivable	—	850

(Increase) decrease in other long-term assets	(1,241)	1,256

Proceeds from sales of assets	29	423

Proceeds from sales of radio stations	6,545	107,618

Increase in cash restricted for investment	—	(1,444)

Increase (decrease) in amounts due to/from Cox Enterprises, Inc.	3,979	(37,354)

Net cash used in investing activities	(56,230)	(747,327)

Cash flows from financing activities:

Net (payments) borrowings of revolving credit facilities	(263,407)	359,832

Proceeds from issuance of Senior Notes	248,028	—

Proceeds from stock options exercised	3,475	2,899

Net proceeds from stock offering	—	344,205

Increase (decrease) increase in book overdrafts	1,269	(2,635)

Payment of debt issuance costs	(1,920)	(1,138)

Net cash (used in) provided by financing activities	(12,555)	703,163

Net (decrease) increase in cash and cash equivalents	(627)	5,892

Cash and cash equivalents at beginning of period	6,950	14,704

Cash and cash equivalents at end of period	$6,323	$20,596

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$36,067	$17,627

Income taxes	$751	$16,097

Supplemental schedule of non-cash investing activities:

Value of businesses exchanged	—	$470,000

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

     The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other period.

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

     The following acquisition and disposition activity has been entered into or consummated during the nine months ended September 30, 2001 and through November 13, 2001. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition.

     In February 2001, Cox Radio acquired WDYL-FM serving Richmond, Virginia and WJMZ-FM and WHZT-FM (formerly WPEK-FM) serving Greenville, South Carolina for a total of $52.5 million.

     In February 2001, Cox Radio entered into a joint sales agreement to provide sales and marketing services for WARV-FM serving Richmond, Virginia. In addition, Cox Radio is a guarantor of the owner’s financing for the acquisition of this station in the amount of $1.0 million.

     In February 2001, Cox Radio disposed of WHOO-AM serving Orlando, Florida for $5 million, resulting in a pre-tax gain of approximately $2.4 million.

     In May 2001, Cox Radio disposed of the assets of KGTO-AM serving Tulsa, Oklahoma for $0.5 million.

     In July 2001, Cox Radio disposed of the assets of WVBB-AM (formerly WTVR-AM) serving Richmond, Virginia for $0.7 million.

     In October 2001, Cox Radio entered into an agreement to dispose of the assets of KRTR-AM (formerly KGMZ-AM) serving Honolulu, Hawaii for $0.6 million. This station will be operated by the buyer under an LMA until consummation of the transaction. Pending customary regulatory approvals, we anticipate consummating this transaction in the first quarter of 2002.

     The following unaudited pro forma summary of operations presents the consolidated results of operations as if all consummated transactions had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Amounts in thousands, except		(Amounts in thousands, except
	per share data)		per share data)
Net revenues	$99,213	$105,433	$293,809	$308,258

Net income before cumulative effect of accounting change	$3,564	$6,692	$6,048	$10,799

Cumulative effect of accounting change	—	—	(787)	—

Net income	$3,564	$6,692	$5,261	$10,799

Basic net income per share

Income before cumulative effect of accounting change	$0.04	$0.07	$0.06	$0.12

Cumulative effect of accounting change	—	—	(0.01)	—

Net income per common share	$0.04	$0.07	$0.05	$0.12

Diluted net income per share

Income before cumulative effect of accounting change	$0.04	$0.07	$0.06	$0.12

Cumulative effect of accounting change	—	—	(0.01)	—

Net income per common share	$0.04	$0.07	$0.05	$0.12

Basic pro forma shares outstanding	99,814	99,362	99,652	91,230

Diluted pro forma shares outstanding	100,426	99,966	100,274	91,892

3. COMMITMENTS AND CONTINGENCIES

     On June 27, 2000, Cox Radio repaid all amounts previously outstanding under its $300 million, five-year, senior, unsecured revolving credit facility with a portion of the net proceeds from the offering of Cox Radio’s Class A Common Stock, as discussed in Note 5. On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. The interest rate for each facility is based on the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior, long-term debt. Each facility includes a commitment fee on the unused portion of the total amount available of 0.1% to 0.25% based on the credit ratings of Cox Radio’s senior, long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At September 30, 2001, Cox Radio was in compliance with the covenants. At September 30, 2001, Cox Radio had approximately $290 million of outstanding indebtedness under the five-year facility with $60 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 4.225% at September 30, 2001. At December 31, 2000, Cox Radio had approximately $350 million of outstanding indebtedness under the five-year facility with no additional amounts available, and $205 million of outstanding indebtedness under the 364-day facility with $145 million available. The outstanding balance under the 364-day facility as of December 31, 2000 has been classified as long-term debt on the consolidated balance sheet as Cox Radio has the intent and ability to refinance this amount on a long-term basis. The interest rate applied to amounts due under the bank credit facilities was 7.475% at December 31, 2000. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 6 for a discussion of Cox Radio’s interest rate swap agreements.

     On June 29, 2001, Cox Radio amended and restated its 364-day facility and amended its five-year facility. The 364-day facility was amended and restated to, among other things, extend the facility for another 364 days, which new term expires on June 28, 2002, and to revise the definition of interest expense. The five-year facility was amended similarly to revise the definition of interest expense and make certain other non-material changes.

     On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A thereunder, which were later exchanged for notes registered under the Securities Act. The notes consisted of $100 million principal amount of 6.25% notes due in 2003 and $100 million principal amount of 6.375% notes due in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then wholly-owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, an exchange offer was consummated pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At September 30, 2001 and December 31, 2000, the estimated fair value of these notes was approximately $204.8 million and $197.9 million, respectively, based on quoted market prices.

     On May 2, 2000, Cox Radio’s universal shelf registration statement filed on Form S-3 with the Securities and Exchange Commission was declared effective. Under the universal shelf registration statement, Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A Common Stock, warrants, stock purchase contracts and stock purchase units of Cox Radio and preferred securities of the Cox Radio trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. At September 30, 2001, $244.8 million of this amount remains unused.

     In February 2001, Cox Radio issued, under its universal shelf registration statement, $250 million aggregate principal amount of 6.625% Senior Notes due 2006. Cox Radio received proceeds of approximately $248.0 million and incurred offering expenses of approximately $0.3 million for net proceeds of approximately $247.7 million. Cox Radio used the entire proceeds to repay a portion of the outstanding indebtedness under its credit facilities. At September 30, 2001, the estimated fair value of these notes was approximately $256.4 million based on quoted market prices.

     On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message in October 1999 delivering an “advertisement” from a Cox Radio radio station. On October 30, 2001, the parties entered into a consent agreement staying all proceedings until the earlier of either six months, or a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. Cox Radio intends to defend this action vigorously, although the outcome cannot be predicted at this time.

4. GUARANTOR FINANCIAL INFORMATION

     As discussed in Note 3, CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, is the sole guarantor of Cox Radio’s $200 million aggregate principle amount of notes due in 2003 and 2005 pursuant to a full and unconditional guarantee. CXR Holdings is comprised primarily of non-operating assets, including Federal Communications Commission licenses, permits and authorizations and cash royalties. The following table sets forth condensed consolidating financial information for Cox Radio and CXR Holdings as of September 30, 2001 and December 31, 2000 and for the three and nine month periods ended September 30, 2001 and 2000.

	As of September 30, 2001

	Cox Radio	CXR Holdings	Eliminations	Total

		(Amounts in thousands)
Total assets	$2,303,103	$726,920	$(715,595)	$2,314,428

Total liabilities	$1,287,522	$—	$(17,183)	$1,270,339

Total shareholders’ equity	$1,015,581	$726,920	$(698,412)	$1,044,089

	Three months ended September 30, 2001

	Cox Radio	CXR Holdings	Eliminations	Total

		(Amounts in thousands)
Net revenues	$99,220	$—	$—	$99,220

Costs and expenses	76,068	4,448	—	80,516

Other income (expense)	(28,836)	17,183	—	(11,653)

Income tax expense	3,488	—	—	3,488

Net (loss) income	$(9,172)	$12,735	$—	$3,563

	Nine months ended September 30, 2001

	Cox Radio	CXR Holdings	Eliminations	Total

		(Amounts in thousands)
Net revenues	$293,616	$—	$—	$293,616

Costs and expenses	228,649	13,106	—	241,755

Other income (expense)	(86,048)	48,809	—	(37,239)

Income tax expense	6,745	—	—	6,745

Cumulative effect of accounting change, net of tax	(787)	—	—	(787)

Net income	$(28,613)	$35,703	$—	$7,090

	As of December 31, 2000

	Cox Radio	CXR Holdings	Eliminations	Total

		(Amounts in thousands)
Total assets	$2,344,882	$647,347	$(674,407)	$2,317,822

Total liabilities	$1,284,064	$—	$—	$1,284,064

Total shareholders’ equity	$1,060,818	$647,347	$(674,407)	$1,033,758

	Three months ended September 30, 2000

	Cox Radio	CXR Holdings	Eliminations	Total

		(Amounts in thousands)
Net revenues	$95,069	$—	$—	$95,069

Costs and expenses	(363,747)	3,241	—	(360,506)

Other income (expense)	(22,377)	15,064	—	(7,313)

Income tax expense	193,382	—	—	193,382

Net income	$243,057	$11,823	$—	$254,880

	Nine months ended September 30, 2000

	Cox Radio	CXR Holdings	Eliminations	Total

		(Amounts in thousands)
Net revenues	$266,616	$—	$—	$266,616

Costs and expenses	(286,209)	8,299	—	(277,910)

Other income (expense)	(58,812)	40,893	—	(17,919)

Income tax expense	225,392	—	—	225,392

Net income	$268,621	$32,594	$—	$301,215

5. EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

	(Amounts in thousands, except per		(Amounts in thousands, except per
	share data)		share data)
Income before cumulative effect of accounting change	$3,563	$254,880	$7,877	$301,215

Cumulative effect of accounting change	—	—	(787)	—

Net Income	$3,563	$254,880	$7,090	$301,215

Basic Net Income per Common Share

Weighted-average common shares outstanding	99,814	99,362	99,652	91,230

Income before cumulative effect of accounting change	$0.04	$2.57	$0.08	$3.30

Cumulative effect of accounting change	—	—	(0.01)	—

Basic net income per common share	$0.04	$2.57	$0.07	$3.30

Diluted Net Income per Common Share

Weighted-average common shares outstanding – basic	99,814	99,362	99,652	91,230

Shares issuable on exercise of dilutive options	2,268	1,445	2,268	1,445

Shares assumed to be purchased with proceeds of options	(1,879)	(986)	(1,869)	(939)

Shares issuable pursuant to Employee Stock Purchase Plan	229	229	229	229

Shares assumed to be purchased with proceeds from Employee Stock Purchase Plan	(6)	(84)	(6)	(73)

Shares applicable to diluted net income per common share	100,426	99,966	100,274	91,892

Income before cumulative effect of accounting change	$0.04	$2.55	$0.08	$3.28

Cumulative effect of accounting change	—	—	(0.01)	—

Diluted net income per common share	$0.04	$2.55	$0.07	$3.28

     On February 3, 2000, Cox Radio’s Board of Directors approved a three-for-one stock split. The stock split resulted in a decrease in par value of each share, including shares of preferred stock (authorized with no shares currently outstanding), from $1.00 to $0.33 per share. At the 2000 Annual Meeting of Stockholders, the stockholders voted to amend Cox Radio’s Certificate of Incorporation to increase the authorized (a) Class A Common Stock from 70,000,000 to 210,000,000 shares; (b) Class B Common Stock from 45,000,000 to 135,000,000 shares; and (c) preferred stock from 5,000,000 to 15,000,000 shares. The stock split was effected by a distribution on May 19, 2000 to stockholders of record on May 12, 2000. All financial information contained herein has been adjusted to reflect the impact of this stock split.

     On June 27, 2000, Cox Radio consummated a public offering of 8,800,000 shares of its Class A Common Stock pursuant to its universal shelf registration statement and completed a concurrent private placement of 3,591,954 shares of Class A Common Stock to Cox Enterprises at the public offering price per share, less underwriting discounts and commissions. Cox Radio received net proceeds of approximately $344.2 million from these transactions, which was used to partially finance acquisitions, partially repay outstanding indebtedness and for general corporate purposes.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Cox Radio is exposed to fluctuations in interest rates. Cox Radio actively monitors these fluctuations and from time to time uses derivative instruments to manage its capital structure related to these risks. In accordance with its risk management strategy, Cox Radio uses derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. Cox Radio’s use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings. Accordingly, Cox Radio had three interest rate swap agreements outstanding as of September 30, 2001 which are used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties nor would Cox Radio expect any such loss to be material.

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

     On January 1, 2001, Cox Radio adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 requires all derivative instruments to be measured at fair value and recognized as either assets or liabilities. In addition, all derivative instruments used in hedging transactions must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133.

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

     Cox Radio’s three interest rate swap agreements qualify as cash flow hedges, and upon adoption of SFAS No. 133 Cox Radio recognized a one-time after-tax transition adjustment to reduce earnings and increase accumulated other comprehensive loss by approximately $0.8 million and $0.7 million, respectively. These amounts have been presented as a cumulative effect of change in accounting principle, net of tax, in the Consolidated Statements of Income and Shareholders’ Equity for the nine months ended September 30, 2001. The portion of the transition adjustment affecting earnings relates to the previously recorded fair value of the derivatives.

     During the three and nine month periods ended September 30, 2001, there was no ineffective portion related to the changes in fair value of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. In addition, of the $0.7 million recorded as an increase in accumulated other comprehensive loss on January 1, 2001, approximately $76,000, before related income tax effects of approximately $33,000, was reclassified into earnings as interest expense during each of the first three quarters of 2001. The balance of $2.2 million recorded in accumulated other comprehensive loss at September 30, 2001 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending September 30, 2002 is approximately $0.3 million, before related income tax effects of approximately $0.1 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

     At September 30, 2001, $75 million notional principal amount of the interest rate swap agreements was outstanding at an average rate of 6.28% per annum having an average maturity of 4 years. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $5.0 million at September 30, 2001, and a net payable of $1.2 million at December 31, 2000. The fair value of the swap agreements at September 30, 2001 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps.

7. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” was issued by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill. Cox Radio has accounted for all past acquisitions under the purchase method of accounting.

     In July 2001, the FASB issued SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 continues to require the recognition of goodwill and other intangibles as assets but does not permit amortization of goodwill and certain intangible assets with indefinite useful lives, such as FCC licenses, as previously required by Accounting Principles Board Opinion No. 17. Amortization of goodwill and FCC licenses, which was $14.4 million and $43.7 million for the three and nine months ended September 30, 2001, respectively, will cease upon the adoption of FAS 142 on January 1, 2002.

     FAS 142 also establishes a new method of testing goodwill and other intangible assets for impairment. Goodwill is to be allocated to reporting units, and goodwill and non-amortizing intangible assets must be tested for impairment annually. In order to the complete the transitional assessment of goodwill impairment, we will need to 1) identify the reporting units, 2) determine the carrying value of each reporting unit, and 3) determine the fair value of each reporting unit. The amount of goodwill or other intangible assets determined to be impaired would be expensed to current operations. Cox Radio is currently assessing, but has not determined, the impact that these statements will have on the Company’s financial position or results of operations.

     In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which superceded Statement No. 121 “Accounting for the Impairment of Long-Lived Asset and Long-Lived Assets to be Disposed Of”. FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves several implementation issues arising from FAS 121. FAS 144 will be effective for Cox Radio on January 1, 2002. We do not anticipate that the effects of adopting FAS 144 will be material to our financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying unaudited historical Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2001 and 2000.

     This report contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox Radio’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements, due to various risks, uncertainties or other factors. These factors include competition within the radio broadcasting industry, advertising demand in our markets, the possibility that advertisers may cancel or postpone schedules in response to political events, competition for audience share, our success in executing and integrating acquisitions, our ability to execute our Internet strategy effectively, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox Radio’s Annual Report on Form 10-K for the year ended December 31, 2000. Cox Radio assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

     The following acquisition and disposition activity has been entered into or consummated during the nine months ended September 30, 2001 and through November 13, 2001. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition.

     In February 2001, Cox Radio acquired WDYL-FM serving Richmond, Virginia and WJMZ-FM and WHZT-FM (formerly WPEK-FM) serving Greenville, South Carolina for a total of $52.5 million.

     In February 2001, Cox Radio entered into a joint sales agreement to provide sales and marketing services for WARV-FM serving Richmond, Virginia. In addition, Cox Radio is a guarantor of the owner’s financing for the acquisition of this station in the amount of $1.0 million.

     In February 2001, Cox Radio disposed of WHOO-AM serving Orlando, Florida for $5 million resulting in a pre-tax gain of approximately $2.4 million.

     In May 2001, Cox Radio disposed of the assets of KGTO-AM serving Tulsa, Oklahoma for $0.5 million.

     In July 2001, Cox Radio disposed of the assets of WVBB-AM (formerly WTVR-AM) serving Richmond, Virginia for $0.7 million.

     In October 2001, Cox Radio entered into an agreement to dispose of the assets of KRTR-AM (formerly KGMZ-AM) serving Honolulu, Hawaii for $0.6 million. This station will be operated by the buyer under an LMA until consummation of the transaction. Pending customary regulatory approvals, we anticipate consummating this transaction in the first quarter of 2002.

RESULTS OF OPERATIONS

Three months ended September 30, 2001 compared to three months ended September 30, 2000

     Net revenues for the third quarter of 2001 increased $4.2 million to $99.2 million, a 4.4% increase over the third quarter of 2000. This increase was primarily a result of the acquisition of radio stations in Atlanta, Georgia; Greenville, South Carolina; Houston, Texas; and Richmond, Virginia.

     Station operating expenses for the third quarter of 2001 increased $6.4 million to $61.0 million, an increase of 11.8% over the third quarter of 2000. This increase was primarily a result of the acquisition of radio stations in Atlanta, Georgia; Greenville, South Carolina; Houston, Texas; and Richmond, Virginia, and higher programming and sales-related costs.

     Broadcast cash flow for the third quarter of 2001 decreased $2.3 million to $38.3 million, a 5.6% decrease from the third quarter of 2000, for the reasons discussed above and because the station operating expenses grew at a rate higher than net revenues.

     Corporate general and administrative expenses decreased $1.1 million to $2.5 million primarily as a result of focused expense controls and revisions to estimates related to incentive compensation and other benefits during the quarter.

     Operating income decreased $436.9 million to $18.7 million for the third quarter of 2001, primarily as a result of a $429.9 million pre-tax gain on the exchange of KFI-AM and KOST-FM in Los Angeles, California recorded in the third quarter of 2000 and for the reasons discussed above.

     Interest expense during the third quarter of 2001 totaled $11.8 million, as compared to third quarter 2000 of $9.3 million, as a result of borrowings incurred to complete Cox Radio’s acquisitions during the last half of 2000 and beginning of 2001.

     Net income for the third quarter of 2001 was $3.6 million, as compared to net income of $254.9 million for the third quarter of 2000, primarily as a result of a $244.6 million after-tax gain on the exchange of KFI-AM and KOST-FM in Los Angeles, California recorded in the third quarter of 2000.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

     Net revenues for the first nine months of 2001 increased $27.0 million to $293.6 million, a 10.1% increase over the first nine months of 2000. This increase was primarily a result of the acquisition of radio stations in Atlanta, Georgia; Greenville, South Carolina; Houston, Texas; and Richmond, Virginia.

     Station operating expenses increased $20.5 million to $182.0 million, an increase of 12.7% over the first nine months of 2000. This increase was primarily a result of the acquisition of radio stations in Atlanta, Georgia; Greenville, South Carolina; Houston, Texas; and Richmond, Virginia, and higher programming and sales-related costs.

     Broadcast cash flow increased $6.5 million to $111.6 million, a 6.2% increase over the first nine months of 2000, for the reasons discussed above.

     Corporate general and administrative expenses increased $0.1 million to $9.7 million primarily due to higher overhead costs incurred as a result of the increase in number of stations owned and/or operated in 2001 offset partially by focused expense controls and revisions to estimates related to incentive compensation and other benefits during the first nine months of 2001.

     Operating income decreased $492.7 million to $51.9 million for the first nine months of 2001, primarily as a result of a $429.9 million pre-tax gain on the exchange of KFI-AM and KOST-FM in Los Angeles, California and a $46.6 million pre-tax gain on the sale of KACE-FM and KRTO-FM in Los Angeles, California in the first nine months of 2000.

     Interest expense during the first nine months of 2001 totaled $38.3 million, as compared to $23.4 million for the first nine months of 2000, as a result of borrowings incurred to complete Cox Radio’s acquisitions during the last half of 2000 and beginning of 2001.

     Net income for the first nine months of 2001 was $7.1 million, as compared to net income of $301.2 million for the first nine months of 2000. This is primarily due to a $0.8 million charge for the cumulative effect of accounting change recorded upon adoption of SFAS No. 133 recorded in the first nine months of 2001; a $244.6 million after-tax gain on the exchange of KFI-AM and KOST-FM in Los Angeles, California; and a $27.9 million after-tax gain recorded on the sale of KACE-FM and KRTO-FM in Los Angeles, California, which were recorded in the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cox Radio’s primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio’s operating activities and through borrowings under Cox Radio’s bank credit facilities. In addition, daily cash requirements have been funded through intercompany advances from Cox Enterprises under a revolving credit facility. Cox Radio’s borrowings under the Cox Enterprises revolving credit facility are typically repaid within 30 days and accrue interest at Cox Enterprises’

commercial paper rate plus .40%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Cox Radio had approximately $13.3 million in amounts due from Cox Enterprises at September 30, 2001 and $17.3 million in amounts due from Cox Enterprises at December 31, 2000. For the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, cash from operations increased $18.1 million to $68.2 million, primarily attributable to the net change in working capital accounts.

     On June 27, 2000, Cox Radio repaid all amounts previously outstanding under its $300 million, five-year, senior, unsecured revolving credit facility with a portion of the net proceeds from the offering of Cox Radio’s Class A Common Stock, as discussed in Notes 3 and 5. On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. The interest rate for each facility is based on the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior, long-term debt. Each facility includes a commitment fee on the unused portion of the total amount available of 0.1% to 0.25% based on the credit ratings of Cox Radio’s senior, long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At September 30, 2001, Cox Radio was in compliance with the covenants. At September 30, 2001, Cox Radio had approximately $290 million of outstanding indebtedness under the five-year facility with $60 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 4.225% at September 30, 2001. At December 31, 2000, Cox Radio had approximately $350 million of outstanding indebtedness under the five-year facility with no additional amounts available, and $205 million of outstanding indebtedness under the 364-day facility with $145 million available. The outstanding balance under the 364-day facility as of December 31, 2000 has been classified as long-term debt on the consolidated balance sheet as Cox Radio has the intent and ability to refinance this amount on a long-term basis. The interest rate applied to amounts due under the bank credit facilities was 7.475% at December 31, 2000. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value.

     On June 29, 2001, Cox Radio amended and restated its 364-day facility and amended its five-year facility. The 364-day facility was amended and restated to, among other things, extend the facility for another 364 days, which new term expires on June 28, 2002, and revise the definition of interest expense. The five-year facility was amended similarly to revise the definition of interest expense and make certain other non-material changes.

     On May 26, 1998, Cox Radio issued and sold an aggregate of $200 million principal amount of notes in an offering exempt from registration under the Securities Act, pursuant to Rule 144A thereunder, which were later exchanged for notes registered under the Securities Act. The notes consisted of $100 million principal amount of 6.25% notes due in 2003 and $100 million principal amount of 6.375% notes due in 2005. Pursuant to the Registration Rights Agreement dated as of May 26, 1998 among Cox Radio, its then wholly-owned subsidiaries WSB, Inc. and WHIO, Inc. (each a former guarantor of the notes), NationsBanc Montgomery Securities LLC, Chase Securities, Inc., and J.P. Morgan Securities, Inc., on December 14, 1998, an exchange offer was consummated pursuant to which Cox Radio exchanged $200 million principal amount of the notes originally sold on May 26, 1998, for an aggregate of $200 million principal amount of notes (the terms and form of which are the same in all material respects as the original notes, except as to restrictions on transfer) which have been registered under the Securities Act. As a result of the mergers of WSB, Inc. and WHIO, Inc. into Cox Radio, WSB, Inc. and WHIO, Inc. are no longer guarantors of the notes. As a result of the transfer of certain Federal Communications Commission licenses, permits and authorizations held by Cox Radio to CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, CXR Holdings became a guarantor of the notes on February 1, 1999. At

September 30, 2001 and December 31, 2000, the estimated fair value of these notes was approximately $204.8 million and $197.9 million, respectively, based on quoted market prices.

     The nature of Cox Radio’s financing activities at times necessitates the use of derivative instruments to manage various market risks related to interest rates. Accordingly, Cox Radio has three $25 million interest rate swap agreements outstanding as of September 30, 2001 which are used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties nor would Cox Radio expect any such loss to be material.

     Prior to June 27, 2000, Cox Radio accounted for the interest rate swap agreements as hedges. In connection with the offering of Class A Common Stock as discussed in Note 5 of the consolidated financial statements, Cox Radio used a portion of the net proceeds from the offering to repay all amounts then outstanding under its bank credit facility. As the interest rate swap agreements were no longer matched with existing debt, Cox Radio recorded a non-cash mark-to-market unrealized gain as of June 30, 2000 of $2.2 million, which represents the fair value of the interest rate swap agreements at that date. On August 4, 2000, Cox Radio redesignated these interest rate swap agreements as hedges of floating rate borrowings under the new revolving credit facilities, dated June 30, 2000, as discussed above. Concurrent with the redesignation of these swaps, Cox Radio recorded a non-cash, mark-to-market unrealized loss of $0.6 million, which represented the difference in the fair value of the interest rate swap agreements from June 30, 2000 to August 4, 2000. Concurrent with the adoption of SFAS No. 133 in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 6 to the consolidated financial statements. At September 30, 2001, $75 million notional principal amount of the interest rate swap agreements was outstanding at an average rate of 6.28% per annum having an average maturity of 4 years. The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $5.0 million at September 30, 2001, and a net payable of $1.2 million at December 31, 2000. The fair value of the swap agreements at September 30, 2001 is included in other current liabilities and other long-term liabilities in the consolidated financial statements according to the respective maturity dates of the swaps.

     On May 2, 2000, Cox Radio’s universal shelf registration statement filed on Form S-3 with the Securities and Exchange Commission was declared effective. Under the universal shelf registration statement, Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A Common Stock, warrants, stock purchase contracts and stock purchase units of Cox Radio and preferred securities of the Cox Radio trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.

     In February 2001, Cox Radio issued, under its universal shelf registration statement, $250 million aggregate principal amount of 6.625% Senior Notes due 2006. Cox Radio received proceeds of approximately $248.0 million and incurred offering expenses of approximately $0.3 million for net proceeds of approximately $247.7 million. Cox Radio used the proceeds to repay a portion of the outstanding indebtedness under its credit facilities. At September 30, 2001, the estimated fair value of these notes was approximately $256.4 million based on quoted market prices.

     Future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. Cox Radio expects its operations to generate sufficient cash to meet its capital expenditures and debt service requirements. Additional cash requirements will be funded from various sources, including the proceeds from bank financing and, if or when appropriate, issuances of securities by Cox Radio.

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

     Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $75 million in notional principal amount. These agreements have an average fixed rate of 6.28% per annum and an average remaining maturity of 4 years. Concurrent with the adoption of SFAS No. 133 in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 6 to the consolidated financial statements. The notional amounts with respect to these interest rate swaps do not quantify risk or represent assets or liabilities of Cox Radio, but are used in the determination of cash settlements under the interest rate swap agreements. Cox Radio is exposed to a credit loss in the event of nonperformance of the counterparties to the interest rate swap agreements. However, Cox Radio does not anticipate nonperformance by such counterparties, and no material loss would be expected in the event of the counterparties’ nonperformance. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable of $5.0 million at September 30, 2001, and a net payable of $1.2 million at December 31, 2000. The fair value of the swap agreements at September 30, 2001 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps pursuant to the adoption of SFAS No. 133 as discussed in Note 6 to the consolidated financial statements.

     The estimated fair value of Cox Radio’s fixed-rate debt instruments at September 30, 2001 was $461.2 million, compared to a carrying amount of $449.4 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2000 was $197.9 million, compared to a carrying amount of $199.8 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the fixed-rate debt instruments from $461.2 million to $475.9 million at September 30, 2001 and from $197.9 million to $206.3 million at December 31, 2000. However, Cox Radio intends to hold these debt instruments to maturity.

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

     With respect to financial instruments, Cox Radio has estimated the fair values of such instruments using available market information and valuation methodologies that it believes to be appropriate. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox Radio would realize in a current market exchange.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 13, 2001 Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message in October 1999 delivering an “advertisement” from a Cox Radio radio station. On October 30, 2001, the parties entered into a consent agreement staying all proceedings until the earlier of either six months, or a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. Cox Radio intends to defend this action vigorously, although the outcome cannot be predicted at this time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number		Description

(1)3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(1)3.2	—	Amended and Restated Bylaws of Cox Radio, Inc.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).

     (b)  Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

November 13, 2001	/s/ Neil O. Johnston

Neil O. Johnston
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)