Form 10-K405
period 2001-12-31
COX RADIO INC
filed 2002-03-19
CIK 1018522

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

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of February 28, 2002, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $921,370,725 based on the closing price on the New York Stock Exchange on such date.

     There were 41,309,224 shares of Class A common stock outstanding as of February 28, 2002.

     There were 58,733,016 shares of Class B common stock outstanding as of February 28, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2001 Annual Report to Stockholders and the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into
Part II and Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                COX RADIO, INC.

                          2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                 PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   22
Item 3.     Legal Proceedings...........................................   23
Item 4.     Submission of Matters to a Vote of Security Holders.........   24
                                PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   25
Item 6.     Selected Consolidated Financial Data........................   25
Item 7.     Management's Discussion and Analysis of Financial Conditions
            and Results of Operations...................................   27
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk...   34
Item 8.     Financial Statements and Supplementary Data.................   35
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   62
                                PART III
Item 10.    Directors and Executive Officers............................   62
Item 11.    Executive Compensation......................................   62
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   62
Item 13.    Certain Relationships and Related Transactions..............   62
                                PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   62
Signatures  ............................................................   65

                                     PART I

ITEM 1.  BUSINESS

     Cox Radio, Inc. is the third largest radio broadcasting company in the United States, based on net revenues. Cox Radio owns or operates, or provides sales and marketing services for 81 radio stations (68 FM and 13 AM) clustered in 18 markets. Cox Radio operates three or more stations in 15 of its 18 markets. Cox Radio operates a wide range of programming formats in geographically diverse markets across the United States, including 10 of the country's top 50 radio revenue markets according to BIA Radio Market Report 2001 4th Edition.

     Cox Radio is an indirect majority-owned subsidiary of Cox Enterprises, Inc. Cox Enterprises indirectly owns approximately 62% of Cox Radio's common stock and has approximately 94% of the voting power of Cox Radio. Cox Radio has two classes of common stock outstanding, Class A common stock, par value $0.33 per share, and Class B common stock, par value $0.33 per share. Cox Enterprises' wholly-owned subsidiary, Cox Broadcasting, Inc., owns 100% of Cox Radio's outstanding Class B common stock.

     Cox Enterprises, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest media companies in the United States, with consolidated 2001 revenues of approximately $8.7 billion. Cox Radio's business was operated as part of Cox Enterprises prior to Cox Radio's initial public offering in September 1996 when Cox Enterprises transferred all of its U.S. radio operations to Cox Radio. Cox Radio, as part of Cox Enterprises, was a pioneer in radio broadcasting, building its first station in 1934, acquiring its flagship station, WSB-AM (Atlanta), in 1939 and launching its first FM station, WSB-FM (Atlanta), in 1948.

     Cox Radio seeks to maximize the revenues and broadcast cash flow of its radio stations by operating and developing clusters of stations in demographically attractive and rapidly growing markets, including Atlanta, Birmingham, Houston, Jacksonville, Miami, Orlando, San Antonio and Tampa. Further, Cox Radio believes that its experienced senior management team is well positioned to manage larger radio station clusters, as well as new radio station clusters, and take advantage of new opportunities arising in the U.S. radio broadcasting industry. Based upon information obtained from the Radio Advertising Bureau, during the past five years, the 18 markets in which Cox Radio's stations operate have demonstrated a compounded annual advertising revenue growth rate of 18.6%, which is greater than the 7.4% compounded annual advertising revenue growth rate for the U.S. radio industry as a whole.

     As a result of Cox Radio's management, programming and sales efforts, its radio stations are characterized by strong ratings and above average power ratios (defined as total advertising revenue share in a particular market divided by audience share in such market). Cox Radio's stations are diversified in terms of format, target audience, geographic location and stage of development.

     Cox Radio has a track record of acquiring, repositioning and improving the operating performance of previously under-performing stations. Management believes that a number of Cox Radio's stations have significant growth opportunities or turnaround potential and, therefore, can be characterized as start-up or developing stations. Generally, Cox Radio considers start-up or developing stations to include those stations that have been recently acquired and offer the greatest potential for growth. Currently, Cox Radio considers 37 of its stations to be start-up or developing stations. Cox Radio believes these stations can achieve significant broadcast cash flow growth by employing its operating strategy. Management believes that its mix of stations in different stages of development enables Cox Radio to maximize its growth potential.

     During 1998, Cox Radio began syndicating radio broadcast programming, including the stock market investment advice show The Motley Fool and Neal Boortz's political and issues talk show. Cox Radio also entered into an Advertising Sales and Affiliate Marketing Agreement with Media America, Inc, pursuant to which Media America sells national advertising on behalf of Cox Radio. During 1999, Cox Radio began syndicating "shock jocks" Lex and Terry. Cox Radio is exploring offering other syndication products in the future.

     During 2000, Cox Radio created a new division, Cox Radio Interactive
(CXRi), whose purpose is to design, develop and assist Cox Radio with its station web sites. In addition, CXRi conducts research to determine what station listeners want from radio web sites. Cox Radio now focuses sales on promotional partnerships and sells banner ads on its web sites as a "25th hour" of advertising.

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

     All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past three years, and through March 15, 2002 are discussed below.

     In January 1999, Cox Radio acquired the assets of radio station WSUN-FM (formerly WLVU-FM) serving the Tampa-St. Petersburg, Florida market in exchange for the assets of WSUN-AM in Tampa-St. Petersburg, Florida and approximately $17 million. Prior to the acquisition, Cox Radio had been operating WSUN-FM pursuant to an LMA since September 1998.

     In May 1999, Cox Radio acquired radio stations WVEZ-FM and WSFR-FM and an option to purchase WPTI-FM (formerly WMHX-FM) serving the Louisville, Kentucky market and radio stations WPOI-FM (formerly WFJO-FM), WHPT-FM and WDUV-FM (formerly WTBT-FM) serving the Tampa-St. Petersburg, Florida market in exchange for Cox Radio's radio stations WYYY-FM, WBBS-FM, WWHT-FM, WHEN-AM and WSYR-AM serving the Syracuse, New York market, plus additional cash consideration of approximately $94 million, resulting in a pre-tax gain of approximately $39.2 million. In connection with obtaining regulatory approvals for this transaction, Cox Radio agreed to divest ownership of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market. In May 1999, such stations were transferred to a trust for the benefit of Cox Radio pending sale to a third party.

     In June 1999, Cox Radio disposed of the assets of WPTW-AM in Dayton, Ohio for consideration of $0.1 million.

     In August 1999, Cox Radio consummated its acquisition of WODL-FM (formerly WRLR-FM) in Homewood, Alabama serving the Birmingham, Alabama market for a purchase price of approximately $5.5 million and the assumption of debt of approximately $0.2 million. Prior to the acquisition, Cox Radio had been operating this station under an LMA since November 1998.

     In August 1999, Cox Radio acquired WPYO-FM (formerly WTLN-FM) serving the Orlando, Florida market for consideration of $14.5 million. Cox Radio had been operating the station pursuant to an LMA since January 1999. In a related transaction, Cox Radio disposed of the assets of WTLN-AM, also serving the Orlando, Florida market, for consideration of $0.5 million.

     In September 1999, Cox Radio consummated the acquisition of WPTI-FM (formerly WMHX-FM) in Louisville, Kentucky for consideration of approximately $2 million. Cox Radio had been operating the station under a JSA or an LMA since May 1999.

     In September 1999, Cox Radio disposed of the assets of WGBB-AM serving the Nassau-Suffolk (Long Island), New York market for consideration of $1.7 million.

     In September 1999, Cox Radio and a trust for Cox Radio's benefit disposed of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market for consideration of $5 million, resulting in a pre-tax gain of approximately $1.6 million.

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

     Also in January 2000, Cox Radio disposed of the assets of KACE-FM and KRTO-FM, serving Los Angeles, California, for consideration of approximately $75 million, resulting in a pre-tax gain of approximately $46.6 million.

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

     In July 2000, Cox Radio acquired the outstanding capital stock of Marlin Broadcasting, Inc., which owned radio stations WPYM-FM (formerly WTMI-FM) serving Miami, Florida, WCCC-FM and WCCC-AM serving Hartford, Connecticut, and WBOQ-FM serving Gloucester, Massachusetts, for approximately $125 million. As part of this transaction, Cox Radio sold those assets of Marlin comprising WCCC-FM, WCCC-AM and WBOQ-FM to certain of the former principals of Marlin for approximately $25 million. Cox Radio did not recognize any gain or loss on the sale of these assets.

     In August 2000, Cox Radio acquired WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and national and local sales and marketing rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California, plus approximately $3 million. The transaction was accounted for as a purchase business combination with a fair value of $473 million based on an independent appraisal. Cox Radio recorded a $429.9 million pre-tax gain on the transaction in the third quarter of 2000. Cox Radio had operated the acquired stations (other than WYBC-FM) pursuant to an LMA and WYBC-FM pursuant to a JSA since October 1999. Cox Radio continues to operate WYBC-FM pursuant to a JSA. Cox Radio obtained a temporary waiver of the FCC's newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta.

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

     In May 2001, Cox Radio disposed of the assets of KGTO-AM serving Tulsa, Oklahoma for $0.5 million.

     In July 2001, Cox Radio disposed of the assets of WVBB-AM (formerly WTVR-AM) serving Richmond, Virginia for $0.7 million.

     In January 2002, Cox Radio disposed of the assets of KRTR-AM (formerly KGMZ-AM) serving Honolulu, Hawaii for $0.6 million. The buyer of the station had been operating the station under a LMA since October 2001.

     On December 21, 1998 and March 1, 1999, Cox Radio purchased shares of common stock of iBiquity Digital Corporation (formerly USA Digital Radio, Inc.), a developer of digital radio broadcasting technology, for a total purchase price of $2.5 million. Cox Radio accounts for this investment under the cost method.

     The following table summarizes certain information relating to radio stations owned or operated by Cox Radio:

                                                                    AUDIENCE                   DEMOGRAPHIC GROUP
                                                                    SHARE IN       RANK IN       (ADULTS 25-54)
                                                       TARGET        TARGET        TARGET      ------------------
 MARKET(1) AND STATION                               DEMOGRAPHIC   DEMOGRAPHIC   DEMOGRAPHIC   AUDIENCE
      CALL LETTERS                 FORMAT               GROUP         GROUP         GROUP       SHARE        RANK
 ---------------------    ------------------------   -----------   -----------   -----------   --------      ----
ATLANTA
  WSB-AM                  News/Talk                  Adults           12.6            1           9.0          2
                                                     35-64
  WSB-FM                  Adult Contemporary         Women 25-54       7.0            3           5.5          5
  WALR-FM                 Urban Adult Contemporary   Adults            5.9            4           5.9          4
                                                     25-54
  WBTS-FM                 Contemporary Hit           Adults            9.8            4           2.0         18
                          Radio/Rhythmic             12-24
  WFOX-FM                 Oldies                     Adults            3.5           12           2.6         14
                                                     35-54
BIRMINGHAM
  WBHJ-FM                 Contemporary Urban Hits    Adults           13.7            1           4.9          7
                                                     18-34
  WBHK-FM                 Urban Adult Contemporary   Adults           12.2            1          12.2          1
                                                     25-54
  WAGG-AM                 Gospel                     Adults            4.4            8           3.8          9
                                                     35-54
  WRJS-AM                 Gospel                     Adults            0.1           34           0.1         34
                                                     25-54
  WZZK-FM                 Country                    Adults            7.8            2           7.8          2
                                                     25-54
  WODL-FM (formerly
    WRLR-FM)              Oldies                     Adults            1.8           17           1.8         17
                                                     25-54
  WBPT-FM (formerly
    WODL-FM)              80's                       Adults             --(2)        --(2)         --(2)      --(2)
                                                     25-44
DAYTON
  WHKO-FM                 Country                    Adults           10.0            1          10.0          1
                                                     25-54
  WHIO-AM                 News/Talk                  Adults            4.0            8           3.5         10
                                                     35-54
  WDPT-FM                 80's                       Adults            2.4           12           2.4         12
                                                     25-54
  WDTP-FM                 80's                       Adults             --(3)        --(3)         --(3)      --(3)
                                                     25-54
GREENVILLE
  WJMZ-FM                 Urban                      Adults            8.7            3           8.7          3
                                                     25-54
  WHZT-FM                 Contemporary Hit           Adults            7.4            5           3.1         10
                          Radio/Rhythmic             18-34

                                                                    AUDIENCE                   DEMOGRAPHIC GROUP
                                                                    SHARE IN       RANK IN       (ADULTS 25-54)
                                                       TARGET        TARGET        TARGET      ------------------
 MARKET(1) AND STATION                               DEMOGRAPHIC   DEMOGRAPHIC   DEMOGRAPHIC   AUDIENCE
      CALL LETTERS                 FORMAT               GROUP         GROUP         GROUP       SHARE        RANK
 ---------------------    ------------------------   -----------   -----------   -----------   --------      ----
HONOLULU
  KRTR-FM                 Adult Contemporary         Adults            7.8            2           7.8          2
                                                     25-54
  KXME-FM                 Rhythmic Top 40            Adults            8.2            4           3.0         13
                                                     18-34
  KGMZ-FM (4)             Oldies                     Adults            6.7            5           5.0          8
                                                     35-64
  KCCN-FM                 Hawaiian Hit Radio         Adults           10.6            1           7.5          3
                                                     18-34
  KINE-FM                 Hawaiian Adult             Adults            7.2            4           7.2          4
                          Contemporary               25-54
  KCCN-AM                 News/Talk/Sports           Adults            1.4           19           1.1         20
                                                     35-54
HOUSTON
  KHPT-FM                 80's                       Adults            3.3           12           3.3         12
                                                     25-54
  KLDE-FM                 Oldies                     Adults            3.1           13           3.1         13
                                                     25-54
  KTHT-FM                 Rhythmic Top 40            Adults            2.8           13           1.0         27
                                                     18-34
  KKBQ-FM                 Country                    Adults            2.9           14           2.9         14
                                                     25-54
JACKSONVILLE
  WAPE-FM                 Contemporary Hit Radio     Women 18-34      14.6            1           6.9          5
  WFYV-FM                 Classic Rock               Men 25-54        15.0            1          10.0          1
  WKQL-FM                 Oldies                     Adults            8.4            3           6.3          6
                                                     35-54
  WMXQ-FM                 80's                       Adults            8.6            3           7.7          3
                                                     25-49
  WOKV-AM                 News/Talk                  Adults            6.6            6           5.0          8
                                                     35-64
  WBWL-AM                 Sports Talk                Men 25-54         1.2           19           0.7         21
LONG ISLAND
  WBLI-FM                 Contemporary Hit Radio     Women 18-34      10.4            2           4.9          4
  WBAB-FM                 Adult Oriented Rock        Men 25-54         6.6            3           5.1          2
  WHFM-FM                 Adult Oriented Rock        Men 25-54          --(5)        --(5)         --(5)      --(5)
LOUISVILLE
  WVEZ-FM                 Adult Contemporary         Women 25-54       9.6            3           6.4          4
  WRKA-FM                 Oldies                     Adults            5.5            5           4.3          9
                                                     35-54
  WSFR-FM                 Classic Rock               Adults            5.5            5           5.5          5
                                                     25-54
  WPTI-FM                 80's                       Adults            5.2            9           4.0         10
                                                     25-44
MIAMI
  WEDR-FM                 Urban Adult Contemporary   Adults           13.9            1           7.1          1
                                                     18-34
  WHQT-FM                 Urban Adult Contemporary   Adults            5.9            2           5.9          2
                                                     25-54
  WFLC-FM                 Hot Adult Contemporary     Adults            4.1            7           4.1          7
                                                     25-54
  WPYM-FM (formerly
    WTMI-FM)              Contemporary Hit           Adults             --(2)        --(2)         --(2)      --(2)
                          Radio/Rhythmic/Dance       18-49
ORLANDO
  WCFB-FM                 Urban Adult Contemporary   Adults            5.9            5           6.0          5
                                                     25-44
  WWKA-FM                 Country                    Adults            5.8            6           5.8          6
                                                     25-54
  WDBO-AM                 News/Talk                  Adults            4.8           10           3.6         13
                                                     35-54
  WMMO-FM                 Rock Adult Contemporary    Adults            8.5            1           6.5          4
                                                     35-44
  WHTQ-FM                 Classic Rock               Men 35-49         8.9            2           4.4         10
  WPYO-FM                 Contemporary Hit           Adults            8.9            5           2.2         18
                          Radio/Rhythmic/Dance       18-24
RICHMOND
  WKLR-FM                 Classic Rock               Men 25-54        10.8            1           7.2          3
  WKHK-FM                 Country                    Adults            6.5            4           6.5          4
                                                     25-54
  WMXB-FM                 Hot Adult Contemporary     Women 25-54       7.3            4           5.7          7
  WDYL-FM                 Alternative                Adults            5.9            4           2.6         14
                                                     18-34
  WARV-FM (4)             Country                    Adults            0.3           32           0.3         32
                                                     25-54
SAN ANTONIO
  KONO-FM                 Oldies                     Adults            8.9            1           6.7          2
                                                     35-54
  KONO-AM                 Oldies                     Adults             --(6)        --(6)         --(6)      --(6)
                                                     35-54

                                                                    AUDIENCE                   DEMOGRAPHIC GROUP
                                                                    SHARE IN       RANK IN       (ADULTS 25-54)
                                                       TARGET        TARGET        TARGET      ------------------
 MARKET(1) AND STATION                               DEMOGRAPHIC   DEMOGRAPHIC   DEMOGRAPHIC   AUDIENCE
      CALL LETTERS                 FORMAT               GROUP         GROUP         GROUP       SHARE        RANK
 ---------------------    ------------------------   -----------   -----------   -----------   --------      ----
  KCYY-FM                 Country                    Adults            5.6            5           5.6          5
                                                     25-54
  KCJZ-FM                 Contemporary Hit Radio     Women 25-49       4.3           11           3.4         14
  KKYX-AM                 Classic Country            Adults            1.7           20           0.7         25
                                                     35-64
  KISS-FM                 Adult Oriented Rock        Adults            9.0            1           6.4          3
                                                     18-49
  KSMG-FM                 Hot Adult Contemporary     Adults            5.3            6           5.3          6
                                                     25-54
SOUTHERN CONNECTICUT
  Bridgeport/Fairfield
  County
  WEZN-FM                 Adult Contemporary         Adults           11.1            2          11.1          2
                                                     25-54
  New Haven
  WPLR-FM                 Adult Oriented Rock        Adults           10.4            1           9.0          1
                                                     25-44
  WYBC-FM (4)             Urban Adult Contemporary   Adults            6.5            4           6.5          4
                                                     25-54
  Stamford-Norwalk
  WKHL-FM                 Oldies                     Adults            5.0            3           5.0          3
                                                     25-54
  WEFX-FM                 Classic Rock               Adults            4.3            5           3.2          9
                                                     25-44
  WSTC-AM                 News/Talk                  Adults            0.9           28           0.9         28
                                                     25-54
  WNLK-AM                 News/Talk/Sports           Adults            0.5           36           0.5         36
                                                     25-54
TAMPA
  WDUV-FM                 Easy Listening             Adults 45+       18.2            1           3.2         16
  WWRM-FM                 Soft Adult Contemporary    Women 35-54       6.9            4           5.1          6
  WPOI (formerly
    WFJO-FM)              80's                       Adults             --(2)        --(2)         --(2)      --(2)
                                                     25-54
  WSUN-FM                 Alternative Rock           Adults            6.6            4           2.5         17
                                                     18-34
  WBBY-FM                 Soft Rock                  Adults            5.1            6           4.4         11
                                                     35-54
  WHPT-FM                 Classic Rock               Men 25-54         4.9            7           3.5         14
TULSA
  KRMG-AM                 News/Talk                  Adults            9.4            2           7.8          2
                                                     35-54
  KRAV-FM                 Adult Contemporary         Women 25-54       8.0            2           6.2          4
  KWEN-FM                 Country                    Adults            7.2            3           7.2          3
                                                     25-54
  KRTQ-FM                 Active Rock                Men 18-34         9.4            3           3.0         12
  KJSR-FM                 Classic Rock               Adults            5.5            6           5.5          6
                                                     25-54

Source: Arbitron Market Reports four-book average for Winter 2001, Spring 2001, Summer 2001 and Fall 2001.
---------------

(1) Metropolitan market served; city of license may differ.
(2) The station format was changed during 2001; therefore, the station's audience share and audience rank information for 2001 are not applicable.
(3) Audience share and audience rank information for WDPT-FM and WDTP-FM are combined because the stations are simulcast.
(4) Station operated by Cox Radio under a JSA.
(5) Audience share and audience rank information for WBAB-FM and WHFM-FM are combined because the stations are simulcast.
(6) Audience share and audience rank information for KONO-FM and KONO-AM are combined because the stations are simulcast.

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

     Implementation of Cox Radio's Management Philosophy. Cox Radio's local station operations, supported by a lean corporate staff, employ a management philosophy emphasizing:

     - Market research and targeted programming;

     - A customer-focused selling strategy for advertising; and

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

     Through its research, programming and marketing, Cox Radio also seeks to create a distinct and marketable local identity for each of its stations in order to enhance audience share and listener loyalty and to protect against direct format competition. To achieve this objective, Cox Radio employs and promotes distinct high-profile on-air personalities and local sports programming at many of its stations. For example, Cox Radio broadcasts "Dr. Laura" in Dayton and Tulsa; "Rush Limbaugh" in Dayton, Jacksonville and Tulsa; "The Clark Howard Show" in Atlanta, Dayton, Jacksonville, Orlando, and Tulsa; "Neal Boortz" in Atlanta, Dayton, Jacksonville, Orlando, and Tulsa; the Atlanta Braves in Atlanta; the Jacksonville Jaguars in Jacksonville; and the Orlando Magic in Orlando.

     Customer-Focused Selling Strategy for Advertising. Cox Radio has implemented a unique, customer-focused approach to selling advertising known as the Consultative Selling System. Cox Radio's sales personnel are trained to approach each advertiser with a view towards solving the marketing needs of the customer. In this regard, the sales staff consults with customers, attempts to understand their business goals and offers comprehensive marketing solutions, including the use of radio advertising. Instead of merely selling station advertising time, Cox Radio's sales personnel are encouraged to develop innovative marketing strategies for the station's advertising customers.

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

     Local managers are empowered to run the day-to-day operations of their stations and to develop and implement policies that will improve station performance and establish long-term relationships with listeners and advertisers. The compensation of the senior operating management team and local station managers is dependent upon financial performance, and incentives to enhance performance are provided through awards under Cox Radio's Amended and Restated Long-Term Incentive Plan. See Note 12 to the Cox Radio's Consolidated Financial Statements included elsewhere herein.

ACQUISITION STRATEGY

     During the last several years, Cox Radio has implemented its clustering strategy through the acquisition of radio stations in several of its existing markets as well as in new markets. Management believes that larger, well-capitalized companies with experienced management, such as Cox Radio, are best positioned to take advantage of acquisition opportunities. Management considers the following factors when making an acquisition:

     Market Selection Considerations. Cox Radio's acquisition strategy has been focused on clustering stations in its existing markets and making opportunistic acquisitions in additional markets in which Cox Radio believes that it can cost-effectively achieve a leading position in terms of audience and revenue share. Management believes that Cox Radio will have the financial resources and management expertise to continue to pursue its acquisition strategy. Certain future acquisitions may be limited by the multiple and cross-ownership rules of the Federal Communications Commission. See "-- Federal Regulation of Radio Broadcasting -- General Ownership Matters" and "-- Proposed Changes."

     Station Considerations. Cox Radio expects to concentrate on acquiring radio stations that offer, through the application of Cox Radio's operating philosophy, the potential for improvement in the stations' performance, particularly their broadcast cash flows. Such stations may be in various stages of development, which presents Cox Radio with an opportunity to apply its management techniques and to enhance asset value. In evaluating potential acquisitions, Cox Radio considers the strength of a station's broadcast signal. A powerful broadcast signal enhances delivery range and clarity, thereby influencing listener preference and loyalty. Cox Radio also assesses the strategic fit of an acquisition with its existing clusters of radio stations. When entering a new market, Cox Radio expects to acquire a "platform" upon which to expand its portfolio of stations and to build a leading cluster of stations.

INDUSTRY OVERVIEW

     The primary source of revenues for radio stations is the sale of advertising time to local and national spot advertisers and national network advertisers. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 75% to 80% according to the Radio Advertising Bureau. The growth in total radio advertising revenue tends to be fairly stable. With the exception of 2001 and 1991, when total radio advertising revenue fell by approximately 7.4% and 2.8%, respectively, advertising revenue has risen each year since 1950 according to the Radio Advertising Bureau.

     According to the Radio Advertising Bureau's Radio Marketing Guide and Fact Book for Advertisers, 2001-2002, radio reaches approximately 96% of all consumers over the age of 12 every week and 78% of persons over the age of 12 turn on their radios every day. More than 60% of all radio listening is done outside the home, in contrast to other advertising media, and radio reaches 84% of adults 18 and older in the car each week. The average listener spends approximately 20.5 hours per week listening to radio. Most radio listening occurs during the morning and evening hours, and radio programming during these "drive times" reaches more than 85% of people over the age of 12 on a weekly basis. As a result, radio advertising sold during these period achieves premium advertising rates.

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

     Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the Federal Communications Commission. The number of radio stations that a single entity may own and operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the Federal Communications Commission to communities in that market, as well as by the Federal Communications Commission's multiple ownership rules. These rules regulate the number of stations that may be owned and controlled by a single entity. The Federal Communications Commission has commenced a rulemaking to consider changes in its ownership rules that could further limit the number of radio stations that a single entity may own and control. The Federal Communications Commission also uses competitive bidding procedures (auctions) to select among mutually exclusive applicants for new broadcast stations and major changes to existing stations.

     Potential advertisers can substitute advertising through broadcast television, cable television systems (which can offer concurrent exposure on a number of cable networks to enlarge the potential audience), daily, weekly, and free-distribution newspapers, other print media, direct mail, and on-line computer services for radio advertising. Competing media commonly target the customers of their competitors, and advertisers regularly shift dollars from radio to these competing media and vice versa. Accordingly, there can be no assurance that any of Cox Radio's stations will be able to maintain or increase their advertising revenue share. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite digital audio radio service, and by digital audio broadcasting. Digital audio broadcasting and satellite digital audio radio service provide for the delivery by terrestrial or satellite means of multiple new audio programming formats with compact disc quality sound to local and national audiences, and the Federal Communications Commission is currently considering proposed rules to implement a digital audio broadcasting service. The delivery of information through the Internet has also created a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as broadcast television, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

     Cox Radio can neither predict what other matters might be considered in the future by the Federal Communications Commission, nor can it assess in advance what impact, if any, the implementation of any Federal Communications Commission proposals or changes might have on its business.

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

     The following table sets forth selected information concerning each of the stations owned, or operated pursuant to an LMA or a JSA, by Cox Radio, including the date on which each such station's Federal Communications Commission license expires (a station may continue to operate beyond the expiration date if a timely-filed license renewal application is pending):

                                            EXPIRATION
   MARKET(1) AND STATION                       DATE               HEIGHT ABOVE
        CALL LETTERS           FREQUENCY    OF LICENSE   CLASS   AVERAGE TERRAIN       POWER
   ---------------------       ---------    ----------   -----   ---------------       -----
ATLANTA
  WSB-AM                       750 Khz         4/1/04     A         N.A.           50 kw
  WSB-FM                       98.5 MHz        4/1/04     C         313 m          100 kw
  WALR-FM                      104.1 MHz       4/1/04    C1         371 m          60 kw
  WBTS-FM                      95.5 MHz        4/1/04    C1         340 m          74 kw
  WFOX-FM                      97.1 MHz        4/1/04     C         483 m          100 kw
BIRMINGHAM
  WBHK-FM                      98.7 MHz        4/1/04    C2         343 m          9.4 kw
  WBHJ-FM                      95.7 MHz        4/1/04    C1         299 m          100 kw
  WAGG-AM                      610 Khz         4/1/04     B         N.A.           5 kw day
                                                                                   1 kw night
  WRJS-AM                      1320 Khz        4/1/04     D         N.A.           5 kw day
                                                                                   0.111 kw night
  WZZK-FM                      104.7 MHz       4/1/04     C         396 m          100 kw
  WODL-FM (formerly WRLR-FM)   97.3\MHz        4/1/04     A         306 m          0.64 kw
  WBPT-FM (formerly WODL-FM)   106.9 MHz       4/1/04     C         351 m          100 kw
DAYTON
  WHKO-FM                      99.1 MHz       10/1/04     B         325 m          50 kw
  WHIO-AM                      1290 Khz       10/1/04     B         N.A.           5 kw
  WDPT-FM                      95.7 MHz       10/1/04     B         145 m          50 kw
  WDTP-FM                      95.3 MHz       10/1/04     A         98 m           6 kw
GREENVILLE/SPARTANBURG
  WJMZ-FM                      107.3 MHz      12/1/04     C         308 m          100 kw
  WHZT-FM (formerly WPEK-FM)   98.1 MHz       12/1/04     C         304 m          100 kw
HONOLULU
  KRTR-FM                      96.3 MHz        2/1/06     C         645 m          75 kw
  KXME-FM                      104.3 MHz       2/1/06     C         645 m          75 kw
  KGMZ-FM(2)                   107.9 MHz       2/1/06     C         599 m          100 kw
  KCCN-FM                      100.3 MHz       2/1/06     C         599 m          100 kw

                                            EXPIRATION
   MARKET(1) AND STATION                       DATE               HEIGHT ABOVE
        CALL LETTERS           FREQUENCY    OF LICENSE   CLASS   AVERAGE TERRAIN       POWER
   ---------------------       ---------    ----------   -----   ---------------       -----
  KINE-FM                      105.1 MHz       2/1/06     C         599 m          100 kw
  KCCN-AM                      1420 KHz        2/1/06     B         N.A.           5 kw
HOUSTON
  KHPT-FM                      106.9 MHz       8/1/05     C         579 m          100 kw
  KLDE-FM                      107.5 MHz       8/1/05     C         601 m          98 kw
  KTHT-FM                      97.1 MHz        8/1/05     C         563 m          100 kw
  KKBQ-FM                      92.9 MHz        8/1/05     C         585 m          100 kw
JACKSONVILLE
  WAPE-FM                      95.1 MHz        2/1/04     C         300 m          100 kw
  WFYV-FM                      104.5 MHz       2/1/04     C         309 m          100 kw
  WKQL-FM                      96.9 MHz        2/1/04     C         309 m          100 kw
  WMXQ-FM                      102.9 MHz       2/1/04     C         309 m          100 kw
  WOKV-AM                      690 KHz         2/1/04     B         N.A.           50 kw day
                                                                                   10 kw night
  WBWL-AM                      600 KHz         2/1/04     B         N.A.           5 kw
LONG ISLAND
  WBLI-FM                      106.1 MHz       6/1/06     B         152 m          49 kw
  WBAB-FM                      102.3 MHz       6/1/06     A         82 m           6 kw
  WHFM-FM                      95.3 MHz        6/1/06     A         108 m          5 kw
LOUISVILLE
  WVEZ-FM                      106.9 MHz       8/1/04     B         204 m          24.5 kw
  WRKA-FM                      103.1 MHz       8/1/04     A         95 m           6 kw
  WSFR-FM                      107.7 MHz       8/1/04    B1         173 m          8.2 kw
  WPTI-FM                      103.9 MHz       8/1/04     A         149 m          1.35 kw
MIAMI
  WEDR-FM                      99.1 MHz        2/1/04    C1         280 m          100 kw
  WHQT-FM                      105.1 MHz       2/1/04     C         307 m          100 kw
  WFLC-FM                      97.3 MHz        2/1/04     C         307 m          100 kw
  WPYM-FM (formerly WTMI-FM)   93.1 MHz        2/1/04     C         307 m          100 kw
ORLANDO
  WCFB-FM                      94.5 MHz        2/1/04     C         448 m          100 kw
  WWKA-FM(3)                   92.3 MHz        2/1/04     C         454 m          100 kw
  WDBO-AM                      580 KHz         2/1/04     B         N.A.           5 kw
  WMMO-FM                      98.9 MHz        2/1/04    C2         159 m          44 kw
  WHTQ-FM(3)                   96.5 MHz        2/1/04     C         454 m          100 kw
  WPYO-FM                      95.3 MHz        2/1/04     A         144 m          2.9 kw
RICHMOND
  WKLR-FM                      96.5 MHz       10/1/03     B         138 m          50 kw
  WKHK-FM                      95.3 MHz       10/1/03    B1         120 m          17.5 kw
  WMXB-FM                      103.7 MHz      10/1/03     B         256 m          20 kw
  WARV-FM (2)                  100.3 MHz      10/1/03     A         113 m          4.7 kw
  WDYL-FM                      101.1 MHz      10/1/03     A         112 m          4 kw
SAN ANTONIO
  KONO-FM                      101.1 MHz       8/1/05    C1         302 m          98 kw
  KONO-AM                      860 KHz         8/1/05     B         N.A.           5 kw day
                                                                                   0.9 kw night
  KCYY-FM                      100.3 MHz       8/1/05     C         300 m          100 kw
  KCJZ-FM                      106.7 MHz       8/1/05     C         310 m          100 kw
  KKYX-AM                      680 KHz         8/1/05     B         N.A.           50 kw day
                                                                                   10 kw night
  KISS-FM                      99.5 MHz        8/1/05     C         339 m          100 kw
  KSMG-FM                      105.3 MHz       8/1/05     C         381 m          95 kw
SOUTHERN CONNECTICUT
Bridgeport/Fairfield County
  WEZN-FM                      99.9 MHz        4/1/06     B         204 m          27.5 kw
New Haven
  WPLR-FM                      99.1 MHz        4/1/06     B         276 m          15 kw
  WYBC-FM(2)                   94.3 MHz        4/1/06     A         144 m          3 kw
Stamford-Norwalk
  WKHL-FM                      96.7 MHz        4/1/06     A         100 m          3 kw
  WEFX-FM                      95.9 MHz        4/1/06     A         91 m           3 kw
  WSTC-AM                      1400 KHz        4/1/06     C         N.A.           0.78 kw
  WNLK-AM                      1350 KHz        4/1/06     B         N.A.           1 kw day
                                                                                   0.5 kw day

                                            EXPIRATION
   MARKET(1) AND STATION                       DATE               HEIGHT ABOVE
        CALL LETTERS           FREQUENCY    OF LICENSE   CLASS   AVERAGE TERRAIN       POWER
   ---------------------       ---------    ----------   -----   ---------------       -----
TAMPA
  WDUV-FM                      105.5 MHz       2/1/04    C1         410 m          46 kw
  WWRM-FM                      94.9 MHz        2/1/04     C         470 m          100 kw
  WPOI-FM (formerly WFJO-FM)   101.5 MHz       2/1/04     C         470 m          100 kw
  WSUN-FM                      97.1 MHz        2/1/04    C2         224 m          11.5 kw
  WBBY-FM                      107.3 MHz       2/1/04    C1         182 m          100 kw
  WHPT-FM                      102.5 MHz       2/1/04     C         503 m          100 kw
TULSA
  KRMG-AM                      740 KHz         6/1/05     B         N.A.           50 kw day
                                                                                   25 kw night
  KRAV-FM                      96.5 MHz        6/1/05     C         405 m          100 kw
  KWEN-FM                      95.5 MHz        6/1/05     C         405 m          100 kw
  KRTQ-FM                      102.3 MHz       6/1/05    C2         150 m          50 kw
  KJSR-FM                      103.3 MHz       6/1/05     C         390 m          100 kw

---------------

(1) Metropolitan market served; city of license may differ.
(2) Cox Radio provides sales and other services to this station pursuant to a JSA.
(3) Station operating pursuant to program test authority.

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

     In August 1999, the Federal Communications Commission substantially revised its multiple ownership and attribution rules. The new rules became effective on November 16, 1999, and were most recently reviewed by the Federal Communications Commission in several reconsideration orders adopted in December 2000. Several of these rule modifications are the subject of pending court appeals. As detailed below, the Federal Communications Commission's multiple ownership rules may limit the permissible acquisitions and investments Cox Radio may make.

     The Federal Communications Commission generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. In December 2000, the Federal Communications Commission eliminated its longstanding rule which provided that a minority stock interest in a corporation would not be deemed attributable if there was a single holder of more than 50% of the outstanding voting power of the corporation. The United States Court of Appeals for the District of Columbia Circuit subsequently reversed a similar rule change the Federal Communications Commission had adopted with respect to the ownership of cable systems. The Federal Communications Commission has suspended elimination of the exemption as it applies to the ownership of broadcast stations and has commenced a rulemaking to evaluate further whether to retain the exemption. This proceeding remains pending.

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

     The Federal Communications Commission treats as attributable equity and debt interests, which combined, exceed 33% of a station licensee's total assets, if the party holding the equity/debt interest supplies more than 15% of the station's total weekly programming, or has an attributable interest in another media entity, whether TV, radio, cable or newspaper, in the same market. Under these rules, all non-conforming interests acquired before November 7, 1996 (other than LMAs) are permanently grandfathered and thus do not constitute attributable ownership interests. The Federal Communications Commission required that any nonconforming interests acquired after that date be brought into compliance by August 5, 2000.

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

     None of the officers, directors or, to Cox Radio's knowledge, 5% or greater shareholders of the voting stock of Cox Radio or any of its subsidiaries has any attributable interest in any radio broadcast stations other than through Cox Enterprises and its subsidiaries.

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

     In addition to the Federal Communications Commission's rules governing radio ownership, the Antitrust Division of the United States Department of Justice and the Federal Trade Commission have the authority to determine that a particular transaction presents antitrust concerns under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, if the particular transaction is within the jurisdiction of the statute. The Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on concerns that the status quo constituted unacceptable concentration levels. The Federal Communications Commission also independently examines issues of market concentration when considering radio station acquisitions. The Federal Communications Commission has delayed its approval of a number of proposed radio station purchases by various parties because of concerns about market concentration and has withheld approval of radio acquisitions if the Antitrust Division has expressed concern regarding concentration levels in a particular market, even if the acquisitions comply with the Federal Communications Commission's local radio ownership rules. Also, for several years, the Federal Communications Commission has followed a policy of issuing specific public notice of its intention to conduct additional ownership concentration analysis, and soliciting public comment on "the issue of concentration and its effect on competition and diversity," with respect to particular applications for consent to radio station acquisitions based on advertising revenue shares or other criteria. Staff action on applications so designated typically may be delayed from a period of a few additional weeks to a year or more.

     In November 2001, the Federal Communications Commission commenced a rulemaking initiative to examine on a comprehensive basis the local radio ownership rules and policies. The Federal Communications Commission has requested comment on a broad range of issues related to its basic authority to regulate local radio ownership, including the interplay between the numerical radio ownership limits that Congress adopted in the Telecommunications Act of 1996 and the public interest mandates embodied in the Communications Act of 1934, as amended; the relationship of these statutes to the Federal Communications Commission's goals of promoting diversity and competition; the scope of its interest in competitive radio markets; and the economic costs and benefits of consolidation. The Federal

Communications Commission has stated that it intends to examine current marketplace conditions and to revise its rules to reflect those conditions more accurately. This proceeding remains pending.

     The Federal Communications Commission also adopted an interim policy to govern its review of radio transfer applications filed during the pendency of the rulemaking. The Federal Communications Commission will continue to issue special public notices for applications that raise competitive concerns, specifically calling for comment on transactions that would result in one entity controlling fifty percent or more of the advertising revenues in a market or two entities controlling seventy percent or more of the advertising revenues in a market. In reviewing these transactions, the Federal Communications Commission will take into account various factors such as market share, adverse competitive impact, and the efficiencies to be realized from consolidation.

     The Federal Communications Commission does not regulate the number of radio stations that may be owned or controlled by one entity nationally.

  Local Marketing Agreements and Joint Sales Agreements

     A significant number of radio broadcast licensees, including Cox Radio, have entered into local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under a typical LMA, separately-owned and licensed radio stations serving a common geographic area agree to function cooperatively in terms of programming, advertising sales, and various administrative duties, subject to the licensee of each station maintaining independent control over the programming and station operations of its own station and subject to compliance with other requirements of the Federal Communications Commission's rules and policies as well as the antitrust laws. The LMA concept is referred to in the Federal Communications Commission rules as "time brokerage" under which a licensee of a station is permitted to sell the right to broadcast blocks of time on its station to an entity or entities which program the blocks of time and sell their own commercial advertising announcements for their own account during the time periods in question. Under a typical JSA, two separately-owned radio stations serving a common service area agree to function cooperatively in terms of advertising sales only. Under such an arrangement, the licensee of one station sells the advertising time on the other licensee's station for its own account but does not provide any programming to the other licensee's station. This arrangement is also subject to ultimate control by the latter licensee.

     The Federal Communications Commission's multiple ownership rules specifically permit radio stations to enter into and implement LMAs, so long as the licensee of the station which is being programmed under the LMA maintains complete control over the operations of its station and assures compliance with applicable Federal Communications Commission requirements. A radio station being programmed pursuant to an LMA is not considered an attributable ownership interest unless that entity already owns a radio station, television station or a daily newspaper in the same market or has an equity/debt interest in the licensee exceeding 33% of the station licensee's total assets. JSAs are not attributable under the Federal Communications Commission's ownership rules. In its pending rulemaking described above, the Federal Communications Commission also has requested comment on the competitive impact of such agreements in the radio industry.

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

  Broadcast/Daily Newspaper Cross-Ownership Rule

     The Federal Communications Commission's rules prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market. In 1993, Congress authorized the Federal Communications Commission to grant waivers of the radio-newspaper cross-ownership rule to permit cross-ownership of a radio station and a daily newspaper in a top 25 market having at least 30 independent media voices, provided the Federal Communications Commission finds the transaction to be in the public interest. Under current policy, the Federal Communications Commission will grant a permanent waiver of the radio-newspaper cross-ownership rule only in those circumstances in which the effect of applying the rule would be "unduly harsh," (i.e., the newspaper is unable to sell the commonly owned station, the sale would be at an artificially depressed price, or the local community could not support a separately-owned newspaper and radio station). The Federal Communications Commission previously has granted only four permanent waivers of this rule. The Federal Communications Commission has pending a Notice of Inquiry requesting comment on possible changes to its policy for waiving the rule. Cox Radio's ownership of WALR-FM (formerly WJZF-FM) in Atlanta, Georgia is conditioned on the outcome of the Federal Communications Commission's inquiry proceeding.

     In September 2001, the Federal Communications Commission commenced a proceeding to consider changes to the newspaper/broadcast cross-ownership rule. The Federal Communications Commission consolidated its earlier inquiry proceeding with this rulemaking, and has requested comment on a number of issues, including its authority to regulate the common ownership of daily newspapers and radio stations and the impact that newspaper-radio combinations have on competition and diversity in local markets. Following collection and analysis of empirical evidence and legal arguments submitted in comments from the public, the Federal Communications Commission will decide whether to retain, repeal, or modify this rule. This proceeding remains pending.

  Biennial Review of Broadcast Ownership Rules

     In June 2000, the Federal Communications Commission completed its statutorily-mandated biennial review of its broadcast ownership rules. The Federal Communications Commission began this proceeding in 1998, soliciting comment on whether any of the rules should be the subject of a subsequent rulemaking to modify or repeal them. The rules on which the Federal Communications Commission requested comment include those on daily newspaper/broadcast cross-ownership, and local radio ownership. The Federal Communications Commission stated it would conduct rulemakings to consider relaxing the waiver standard of the daily newspaper/broadcast cross-ownership rule and to clarify the application of the local radio ownership rules. The Federal Communications Commission has commenced rulemakings with respect to both ownership rules, as described above, which remain pending.

     Expansion of Cox Radio's broadcast operations on both a local and national level will continue to be subject to the Federal Communications Commission's ownership rules and any changes that may be adopted. Any relaxation of the ownership rules may increase the level of competition to the extent that Cox Radio's competitors may have greater resources and thereby may be in a superior position to take advantage of such changes. Any restriction may also have an effect on Cox Radio and its investors. Cox Radio cannot predict the ultimate outcome of the Federal Communications Commission's ownership proceedings or its impact on Cox Radio's business and operations.

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

  Equal Employment Opportunity Requirements

     In April 2000, the Federal Communications Commission adopted equal employment opportunity rules for broadcasters. These rules prohibited broadcasters from discriminating on the basis of race, religion, color, national origin or gender and required broadcasters to maintain a recruitment outreach program and prepare reports concerning such programs on an annual basis. The United States Court of Appeals for the District of Columbia Circuit struck down the recruitment, outreach and reporting portions of the equal employment opportunity rules as unconstitutional. The Federal Communications Commission subsequently suspended enforcement of the rules, but the anti-discrimination provisions of the rules remained in effect. In December 2001, the Federal Communications Commission adopted a Notice of Proposed Rule Making in which it proposes to continue the prohibition on discrimination and to establish new rules requiring recruitment outreach for vacant positions and the filing of reports demonstrating compliance with the rules. This proceeding remains pending.

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

     - Proposals to change rules or policies relating to political broadcasting and the rates charged to political advertisers;

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

     Cox Radio can neither predict what other matters might be considered in the future, nor judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

ENVIRONMENTAL

     As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds.

SEASONALITY

     Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Cox Radio's revenues and broadcast cash flows are typically lowest in the first quarter and higher in the second and fourth quarters.

EMPLOYEES

     As of December 31, 2001, Cox Radio employed 1,626 full-time and 710 part-time employees. We believe our relations with employees are satisfactory, and there are no collective bargaining agreements in effect for Cox Radio's employees.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking" statements, which are statements that relate to Cox Radio's future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results, results Cox Radio anticipates or results expressed or implied by such forward-looking statements. These risks and uncertainties include, among others:

     - Advertising demand in our markets;

     - The possibility that advertisers may cancel or postpone schedules in response to political events;

     - General economic and business conditions, both nationally and in the regions in which Cox Radio operates;

     - Technology changes;

     - Our ability to execute our Internet strategy effectively and the uncertainty surrounding Internet royalty obligations;

     - Competition;

     - Our success in executing and integrating acquisitions;

     - Our ability to generate sufficient cash flow to meet our debt service obligations and finance operations;

     - Our ability to secure financing on attractive terms;

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

RISK FACTORS

     The following factors (in addition to others) could have a material and adverse impact on Cox Radio's business:

  Risks Associated with Cox Radio's Growth Strategy

     Cox Radio's business strategy depends on developing strong radio station clusters through the successful integration of recently acquired stations, including the development of under-performing radio stations and the opportunistic acquisition of additional radio stations. Cox Radio intends to continue to evaluate the acquisition of additional radio stations or radio station groups. There can be no assurance that future acquisitions will be available on attractive terms or that Federal Communications Commission rules will continue to permit certain acquisitions. In addition, there can be no assurance that any synergies or savings will be achieved as a result of any acquisitions, that the integration of Cox Radio and new stations or management groups can be accomplished successfully or on a timely basis or that Cox Radio's acquisition strategy can be implemented.

     A significant portion of Cox Radio's business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 28%, 29% and 24% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Cox Radio expects to continue to expand into new markets which will reduce the concentration of its revenues earned in the Atlanta market.

  Competition

     The radio broadcasting industry is a highly competitive business. Cox Radio's radio stations compete against other radio stations and other media (including new media technologies that are being developed or introduced) for audience share and advertising revenue. Factors that are material to a station's competitive position include management experience, the station's audience share and rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance, and the number and characteristics of other stations in the market area. Management believes that radio stations that elect to take advantage of clustering opportunities may, in certain circumstances, have lower operating costs and may be able to offer advertisers more attractive rates and services. No assurance can be given that any of Cox Radio's stations will be able to maintain or increase their current audience ratings or advertising revenue share.

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

  Control of Cox Radio by Cox Enterprises and Potential Conflicts of Interest

     Cox Enterprises, through wholly-owned subsidiaries, owns approximately 62% of the outstanding common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio. As a result, Cox Enterprises has sufficient voting power to elect all the members of the Board of Directors of Cox Radio and effect transactions without the vote of a majority of Cox Radio's public stockholders. Cox Radio's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws also contain certain anti-takeover provisions. The interests of Cox Enterprises, which operates businesses in other industries, including television broadcasting, broadband communications, auto auctions and newspapers, may from time to time diverge from the interests of Cox Radio. In addition, from time to time, Cox Radio enters into transactions with Cox Enterprises or its affiliates and has entered into a credit facility with Cox Enterprises. Conflicts of interest between Cox Radio and Cox Enterprises could arise with respect to business dealings between them, including potential acquisitions of businesses or properties, the issuance of additional securities and the election of new or additional members of Cox Radio's Board of Directors. The Audit Committee of Cox Radio's Board of Directors consists of independent directors and addresses certain potential conflicts of interest that may arise between Cox Radio and Cox Enterprises and its other affiliates. There can be no assurance that any conflicts of interest will be resolved in favor of Cox Radio.

ITEM 2.  PROPERTIES

     Cox Radio's leases corporate office space in Atlanta, Georgia. The types of properties required to support each of Cox Radio's stations include offices, studios, transmitter sites and antenna sites. The transmitter sites and antenna sites generally are located so as to provide maximum market coverage.

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

ITEM 3.  LEGAL PROCEEDINGS

     On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys' fees, on behalf of each person "throughout the State of Georgia" who received an unsolicited pre-recorded telephone message in October 1999 delivering an "advertisement" from a Cox Radio radio station. On October 30, 2001, the parties entered into a consent agreement staying all proceedings until the earlier of either six months, or a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. Cox Radio intends to defend this action vigorously, although the outcome cannot be predicted at this time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the section entitled "Shareholder Information" of Cox Radio's 2001 Annual Report to Shareholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data have been derived from the Consolidated Financial Statements of Cox Radio. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Cox Radio and notes thereto included elsewhere herein. The statements of operations data, other operating data and balance sheet data as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from audited Consolidated Financial Statements of Cox Radio.

                                                          YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------
                                               2001        2000       1999      1998      1997
                                             --------    --------    ------    ------    ------
                                                (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues(1)............................  $  395.3    $  369.4    $300.5    $261.2    $199.6
Station operating expenses.................     246.4       221.6     183.9     167.0     129.8
Corporate general and administrative
  expenses.................................      13.3        13.3      10.1       8.4       6.9
Depreciation and amortization..............      69.6        43.0      29.1      23.4      17.4
Gain on sales of assets and radio
  stations.................................      (2.1)     (474.5)    (40.5)       --     (49.1)
                                             --------    --------    ------    ------    ------
Operating income...........................      68.1       566.0     117.9      62.4      94.6
Interest expense, net......................      47.5        32.5      22.8      16.9       9.4
Net income(2)..............................      20.7       305.9      55.3      23.0      49.7
Basic income per common share(3)...........      0.21        3.28      0.64      0.27      0.58
Diluted income per common share(3).........      0.21        3.26      0.64      0.27      0.58
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents..................  $    8.0    $    7.0    $ 14.7    $  6.5    $  6.2
Intangible assets, net.....................   2,095.7     2,103.0     829.3     590.7     518.9
Total assets...............................   2,286.7     2,317.8     986.6     753.1     654.6
Total debt (including amounts due from/to
  Cox Enterprises).........................     703.4       737.5     437.2     269.9     232.6
OTHER OPERATING DATA:
Broadcast cash flow(4).....................  $  148.9    $  147.8    $116.6    $ 94.2    $ 69.8
Broadcast cash flow margin(4)..............      37.7%       40.0%     38.8%     36.1%     35.0%
Adjusted EBITDA(4).........................  $  135.6    $  134.5    $106.5    $ 85.8    $ 62.9
After-tax cash flow(4).....................      78.8        77.0      62.3      52.2      44.1
Net cash provided by operating
  activities...............................      95.1        67.7      56.1      47.2      42.2
Net cash used in investing activities......      48.1       752.8     179.1     115.1     285.1
Net cash (used in) provided by financing
  activities...............................     (46.0)      677.4     131.2      68.1     238.5

---------------

(1) Total revenues less advertising agency commissions.
(2) Net income for 2001 includes a charge of $0.8 million related to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."
(3) Basic and diluted net income per common share for the years ended December 31, 1999, 1998, and 1997 have been restated to give effect to a three-for-one stock split effective May 19, 2000.
(4) "Broadcast cash flow" consists of net revenues less station operating expenses. "Broadcast cash flow margin" is broadcast cash flow as a percentage of net revenues. "Adjusted EBITDA" is operating income excluding the gains on sales of assets and radio stations plus depreciation and amortization. "After-tax cash flow" is net income plus depreciation and amortization and adjusted for non-recurring items. Although broadcast cash flow, broadcast cash flow margin, Adjusted EBITDA and after-tax cash flow are not recognized under accounting principles generally accepted in the United States of America, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcast companies. For the foregoing reasons, Cox Radio believes that these measures are useful to investors. However, investors should not consider these measures to be an alternative to operating income as determined in accordance with accounting principles generally accepted in the United States of America, an alternative to cash flows from operating activities (as a measure of liquidity) or an indicator of Cox Radio's performance under accounting principles generally accepted in the United States of America.

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

                                              1ST         2ND          3RD              4TH
                                            QUARTER     QUARTER      QUARTER          QUARTER
                                           ---------    --------    ----------       ---------
                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
Net revenues.............................  $  86,525    $107,871    $   99,220       $ 101,687
Corporate general and administrative
  expenses...............................      3,644       3,555         2,530           3,551
Depreciation and amortization............     17,887      17,174        17,108          17,466
Operating income.........................     10,590(1)   22,567        18,704          16,267
Cumulative effect of an accounting
  change, net of tax.....................        787          --            --              --
Net (loss) income........................     (2,144)      5,671         3,563          13,601(2)
Net (loss) income per common share before
  cumulative effect of accounting
  change -- basic........................      (0.01)       0.06          0.04            0.14
Cumulative effect of an accounting
  change.................................      (0.01)         --            --              --
                                           ---------    --------    ----------       ---------
Net (loss) income per common
  share -- basic.........................      (0.02)       0.06          0.04            0.14
Net (loss) income per common share before
  cumulative effect of accounting
  change -- diluted......................      (0.01)       0.06          0.04            0.14
Cumulative effect of an accounting
  change.................................      (0.01)         --            --              --
                                           ---------    --------    ----------       ---------
Net (loss) income per common share --
  diluted................................      (0.02)       0.06          0.04            0.14
2000
Net revenues.............................  $  75,878    $ 95,669    $   95,069       $ 102,788
Corporate general and administrative
  expenses...............................      2,843       3,136         3,611           3,757
Depreciation and amortization............      7,267       7,788        11,206          16,731
Operating income.........................     61,977(3)   26,974       455,575(5)       21,447
Net income...............................     32,868      13,467(4)    254,880           4,722
Net income per common
  share -- basic(6)......................       0.38        0.15          2.57            0.05
Net income per common
  share -- diluted(6)....................       0.38        0.15          2.55            0.05

---------------

(1) Includes a pre-tax gain on the sale of WHOO-AM in Orlando, Florida of approximately $2.6 million.
(2) Includes a $10.9 million deferred tax benefit related to a revision of Cox Radio's effective state income tax rate.
(3) Includes a pre-tax gain on the sale of KACE-FM and KRTO-FM in Los Angeles, California of approximately $46.6 million.
(4) Includes a $1.3 million non-cash "mark-to-market" unrealized gain related to Cox Radio's interest rate swap agreements.
(5) Includes a pre-tax gain on the exchange of KFI-AM and KOST-FM in Los Angeles, California of approximately $429.9 million.
(6) Basic and diluted net income per common share for the first quarter of 2000 have been restated to give effect to a three-for-one stock split effective May 19, 2000.

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

     The performance of a radio station group, such as Cox Radio, is customarily measured by its ability to generate Broadcast Cash Flow, Adjusted EBITDA and After-tax Cash Flow. Broadcast Cash Flow is net revenues less station operating expenses. Adjusted EBITDA is operating income excluding the gain on sales of assets and radio stations plus depreciation and amortization. After-tax cash flow is net income plus depreciation and amortization and adjusted for non-recurring items. Although Broadcast Cash Flow, Adjusted EBITDA and After-tax Cash Flow are not recognized under accounting principles generally accepted in the United States of America, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, Cox Radio believes that these measures are useful to investors. However, Broadcast Cash Flow, Adjusted EBITDA or After-tax Cash Flow should not be considered to be an alternative to operating income or cash flows from operating activities (as a measure of liquidity), each as determined in accordance with accounting principles generally accepted in the United States of America, or an indicator of Cox Radio's performance under accounting principles generally accepted in the United States of America.

     The primary source of Cox Radio's revenues is the sale of local and national advertising to be broadcast on its radio stations. Historically, approximately 73% and 23% of Cox Radio's net revenues have been generated from local and national advertising, respectively. Cox Radio's most significant station operating expenses are employees' salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

  Use of Estimates

     Cox Radio's discussion and analysis of its financial condition and results of operations are based upon Cox Radio's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Cox Radio to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Cox Radio evaluates its estimates, including those related to bad debts, intangible assets, income taxes, fair value of financial instruments (as discussed in ITEM 7A.), contingencies and litigation. Cox Radio bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Cox Radio believes the following accounting policies are critical to its financial statements and, in some cases, affect its more significant judgments and estimates used in the preparation of the financial statements.

  Revenue Recognition

     Cox Radio recognizes revenues when the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commission. Cox Radio records an allowance for doubtful accounts based on historical information, analysis of credit memo data and any other relevant factors.

  Impairment of Long-Lived Assets

     Cox Radio's long-lived assets include FCC licenses, goodwill and other intangible assets. At December 31, 2001, Cox Radio had approximately $2.1 billion in intangible assets, which represents approximately 92% of Cox Radio's total assets. The fair value of the FCC licenses is dependent on the performance of our stations. In assessing the recoverability of Cox Radio's intangible assets, Cox Radio must make assumptions regarding the estimated future cash flows to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, Cox Radio may be required to record impairment charges for these assets. On January 1, 2002, Cox Radio adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" and will be required to assess its goodwill and FCC licenses for impairment within the first six months of 2002, and on at least an annual basis thereafter.

  Contingencies and Litigation

     On an on-going basis, Cox Radio evaluates its exposures related to contingencies and litigation and records a liability when available information indicates that a liability is probable and estimable. Cox Radio also discloses significant matters that are reasonably possible to result in a loss or are probable but not estimable.

  Estimation of Effective Tax Rates

     Cox Radio evaluates its effective tax rates regularly and adjusts rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which Cox Radio operates, among other factors.

RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the accompanying audited Consolidated Financial Statements and Notes thereto of Cox Radio. The results of operations for Cox Radio represent the operations of the radio stations owned or operated, or for which sales and marketing services were provided, during the applicable periods.

  Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     Net Revenues. Net revenues increased $25.9 million to $395.3 million, a 7.0% increase over the prior year. This increase was primarily a result of the acquisitions of stations in Houston and Richmond during late 2000 and in Greenville and Richmond in early 2001 in addition to strong local revenues throughout the year that were partially offset by a soft national advertising market. On a "same station" basis (reflecting results from stations operated for the entire year in both 2001 and 2000), net revenues decreased $5.4 million to $344.6 million, a decrease of 1.5% from 2000.

     Station Operating Expenses. Station operating expenses (including operating and selling, general and administrative expenses) increased $24.8 million to $246.4 million, an increase of 11.2% over the prior year, primarily as a result of the acquisition of stations during late 2000 and early 2001, targeted marketing and promotional spending, and costs associated with reformatting under-performing stations. On a "same station" basis, station operating expenses increased $1.7 million to $208.7 million, an increase of 0.8% over 2000.

     Broadcast Cash Flow. Broadcast cash flow increased $1.1 million to $148.9 million, a 0.8% increase over the prior year, for the reasons net revenues and station operating expenses increased as discussed above. On a "same station" basis, broadcast cash flow decreased $7.0 million to $135.9 million, a decrease of 4.9% from the prior year.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses decreased $0.1 million to $13.3 million in 2001. The higher overhead costs incurred as a result of the increase in number of stations in 2001 was partially offset by cost reduction measures and reductions in incentive compensation and other benefits during 2001.

     Operating Income. Operating income decreased $497.8 million to $68.1 million, primarily as a result of a $46.6 million pre-tax gain on the sale of KACE-FM and KRTO-FM in Los Angeles, California and a $429.9 million pre-tax gain on the exchange of KFI-AM and KOST-FM in Los Angeles, California recorded in 2000 and increased amortization expense due to recent acquisitions.

     Interest Expense. Interest expense for 2001 totaled $49.0 million as compared to $37.0 million during 2000, primarily as a result of borrowings incurred to complete Cox Radio's acquisitions during the last half of 2000 and beginning of 2001.

     Income Taxes. Income taxes decreased $229.8 million to an income tax benefit of $1.3 million in 2001 primarily due to a lower taxable income, a $10.9 million reduction in income tax expense related to an adjustment to the effective state tax rate applicable to Cox Radio in 2001, and $204.0 million in taxes provided on sale and exchange transactions in 2000.

     Net Income. Net income decreased $285.2 million in 2001 to $20.7 million, primarily as a result of a $27.9 million after-tax gain on the sale of KACE-FM and KRTO-FM in Los Angeles, California and a $244.6 million after-tax gain on the exchange of KFI-AM and KOST-FM in Los Angeles, California recorded in 2000, increased amortization expense due to recent acquisitions, and a $10.9 million deferred tax benefit related to a revision of Cox Radio's effective state income tax rate.

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

     Station Operating Expenses. Station operating expenses (including operating and selling, general and administrative expenses) increased $37.7 million to $221.6 million, an increase of 20.5% over the prior year, primarily as a result of Cox Radio's acquisitions as discussed above. Additionally, significant contributions to this increase came from higher programming costs resulting from an increase in talent costs (which increase with improved ratings) and additional selling expenses associated with the stations' local and national revenue growth. On a "same station" basis, station operating expenses increased $11.2 million to $150.7 million, an increase of 8.1% over 1999.

     Broadcast Cash Flow. Broadcast cash flow increased $31.2 million to $147.8 million, a 26.8% increase over 1999, for the reasons net revenues and station operating expenses increased as noted above. On a "same station" basis, broadcast cash flow increased by $23.4 million to $102.3 million, an increase of 29.6% over the prior year.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $3.3 million to $13.3 million in 2000 primarily due to increased costs related to growth in the number of stations and increased information technology costs.

     Operating Income. Operating income increased $448.0 million to $566.0 million, primarily as a result of a $46.6 million pre-tax gain on the sale of KACE-FM and KRTO-FM in Los Angeles, California, a $429.9 million pre-tax gain on the exchange of KFI-AM and KOST-FM in Los Angeles, California and for the reasons net revenues and station operating expenses increased as discussed above.

     Interest Expense. Interest expense for 2000 totaled $37.0 million as compared to $23.2 million during 1999, primarily as a result of borrowings incurred to complete Cox Radio's acquisitions during 2000.

     Income Taxes. Income tax expense increased $189.0 million to $228.5 million in 2000 primarily due to higher taxable income resulting from significant gains on sale and exchange transactions in 2000 referred to above.

     Net Income. Net income increased $250.7 million in 2000 to $305.9 million, primarily as a result of a $27.9 million after-tax gain on the sale of KACE-FM and KRTO-FM in Los Angeles, California, and a $244.6 million after-tax gain on the exchange of KFI-AM and KOST-FM in Los Angeles, California.

LIQUIDITY AND CAPITAL RESOURCES

     Cox Radio's primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio's operating activities and through borrowings under Cox Radio's bank credit facility. In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises under a revolving credit facility. Cox Radio's borrowings under the Cox Enterprises revolving credit facility are typically repaid within 30 days and accrue interest at Cox Enterprises' commercial paper rate plus 0.40%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Cox Radio had approximately $1.1 million and $17.3 million in amounts due from Cox Enterprises at December 31, 2001 and 2000, respectively.

     On June 27, 2000, Cox Radio repaid all amounts previously outstanding under its $300 million, five-year, senior, unsecured revolving credit facility with a portion of the net proceeds from the offering of Cox Radio's Class A Common Stock, as discussed in Note 3 to the consolidated financial statements included herein. On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. The interest rate for each facility is based on the greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio's senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio's senior, long-term debt. Each facility includes a commitment fee on the unused portion of the total amount available of 0.1% to 0.25% based on the credit ratings of Cox Radio's senior, long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At December 31, 2001, Cox Radio was in compliance with these covenants. Cox Radio's credit facilities contain Events of Default (i) based on the failure to pay when due other debt the outstanding amount of which exceeds $25,000,000 after the expiration of applicable grace periods and (ii) based on the acceleration of other debt the outstanding amount of which exceeds $25,000,000. At December 31, 2001, Cox Radio had approximately $255 million of outstanding indebtedness under the five-year facility with $95 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 2.755% at December 31, 2001. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 10 to the consolidated financial statements included herein for a discussion of Cox Radio's interest rate swap agreements.

     Subsequent to December 31, 2001, Cox Radio was notified by Moody's Investor Services that Cox Radio's debt was being evaluated for a potential credit rating downgrade. Although Cox Radio is unsure of the outcome of this evaluation, management believes that a downgrade would not have a significant impact on Cox Radio's future liquidity. The effect of a downgrade includes, but is not limited to, interest rate increases on its revolving credit facilities.

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

     Cox Radio has $200 million in outstanding public debt. The debt consists of $100 million principal amount of 6.25% notes due in 2003 and $100 million principal amount of 6.375% notes due in 2005. CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, is the guarantor of these notes. At December 31, 2001 and December 31, 2000, the estimated fair value of these notes was approximately $205.8 million and $197.9 million, respectively, based on quoted market prices.

     On May 2, 2000, Cox Radio's universal shelf registration statement filed on Form S-3 with the Securities and Exchange Commission was declared effective. Under the universal shelf registration statement, Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A Common Stock, warrants, stock purchase contracts and stock purchase units of Cox Radio and preferred securities of the Cox Radio trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. At December 31, 2001, $505.2 million has been used under the shelf registration.

     In February 2001, Cox Radio issued, under its universal shelf registration statement, $250 million aggregate principal amount of 6.625% Senior Notes due 2006. Cox Radio received proceeds of approximately $248.0 million and incurred offering expenses of approximately $0.3 million for net proceeds of approximately $247.7 million. Cox Radio used the entire proceeds to repay a portion of the outstanding indebtedness under its credit facilities. At December 31, 2001, the estimated fair value of these notes was approximately $256.8 million based on quoted market prices.

     The following table sets forth, for the periods specified, the aggregate minimum operating lease payments, the aggregate and annual principal payments due under our long-term debt agreements, and the aggregate amounts expected to be expended for contractual commitments for sports programming and on-air personalities.

                                                                                          CONTRACTUAL
YEAR                                                  OPERATING LEASES   DEBT PRINCIPAL   COMMITMENTS
----                                                  ----------------   --------------   -----------
                                                                  (AMOUNTS IN THOUSANDS)
2002................................................      $ 5,649           $     --        $17,751
2003................................................        5,012            100,000         17,886
2004................................................        4,466                 --         16,799
2005................................................        4,421            355,000          1,179
2006................................................        3,959            250,000            111
After 2006..........................................       13,719                 --             --
                                                          -------           --------        -------
Total...............................................      $37,226           $705,000        $53,726
                                                          =======           ========        =======

     Future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. Cox Radio expects its operations to generate sufficient cash to meet its capital expenditures and debt service requirements. Additional cash requirements, including funds for acquisitions, will be funded by various sources, including the proceeds from bank financing, intercompany advances from Cox Enterprises and, if or when appropriate, other issuances of securities.

     Net cash provided by operating activities for the year ended December 31, 2001 increased $27.5 million to $95.1 million over 2000 primarily as a result of the net change in working capital accounts. Net cash provided by operating activities for the year ended December 31, 2000 increased $11.6 million to $67.7 million over 1999 primarily as a result of an increase in net income, excluding the gains on the sale and exchange of the Los Angeles stations, as well as the net change in working capital accounts. Net cash provided by operating activities for the year ended December 31, 1999 increased $8.8 million to $56.1 million over 1998 primarily as a result of an increase in net income, excluding the gains on the sale of the Syracuse, New York stations as well as the sale of WRVI-FM and WLSY-FM in Louisville, Kentucky, and the net change in working capital accounts.

     Net cash used in investing activities for all periods presented principally reflects Cox Radio's acquisition activity discussed above, capital expenditures, and the net change in amounts due to or from Cox Enterprises.

     Net cash used in or provided by financing activities during the periods presented represents the proceeds from Cox Radio's public debt offering, borrowings and repayments of debt, proceeds from issuances of common stock related to a public offering and incentive plans and net changes in book overdrafts. Fluctuations for the periods presented generally reflect the differences between changes in both cash flows from operating activities and cash flows from investing activities.

     On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys' fees, on behalf of each person "throughout the State of Georgia" who received an unsolicited pre-recorded telephone message in October 1999 delivering an "advertisement" from a Cox Radio radio station. On October 30, 2001, the parties entered into a consent agreement staying all proceedings until the earlier of either six months, or a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. Cox Radio intends to defend this action vigorously, although the outcome cannot be predicted at this time.

     Cox Radio and its controlling shareholder, Cox Broadcasting, Inc., have been sued in Georgia federal court by broadcast station broker, Force Communications, for breach of contract and other theories involving a failure to pay the broker a commission allegedly due on two transactions involving an Atlanta radio station and certain Cox Broadcasting-controlled subsidiaries, including Cox Radio. The suit seeks contract damages in excess of $5,000,000 plus interest, costs, expenses and attorneys' fees. The defendants deny that they breached any such contract and intend to defend this matter vigorously. Discovery has concluded, the parties have filed cross-motions for summary judgment and these motions are pending. The outcome of this matter cannot be predicted at this time.

IMPACT OF INFLATION

     The impact of inflation on Cox Radio's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on Cox Radio's operating results.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board ("APB")

Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement No. 141 applies to all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also changed the criteria to recognize intangible assets apart from goodwill. Cox Radio adopted this statement on July 1, 2001. Cox Radio has historically used the purchase method to account for all business combinations and the adoption of this statement did not have an impact on its financial position, cash flows or results of operations.

     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed annually for impairment and written down only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. This Statement applies to goodwill and intangible assets acquired prior to June 30, 2001 and was adopted by Cox Radio on January 1, 2002. Because the annual amounts recorded for the amortization of goodwill and FCC licenses (which will no longer be amortized in accordance with the Statement) is significant, Cox Radio expects that adoption of this accounting standard will have the impact of reducing our non-cash amortization expense for goodwill and broadcasting licenses and will have a material impact on our financial statements. For the years ended December 31, 2001, 2000 and 1999, amortization expense for goodwill and FCC licenses were $57.9 million, $34.8 million and $21.6 million. The required impairment tests of goodwill and broadcasting licenses may result in future write-downs.

     In order to complete the transitional assessment of goodwill, Cox Radio needs to: (1) identify the reporting units; (2) determine the carrying value of each reporting unit; and (3) determine the fair value of each reporting unit. Cox Radio has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's goodwill may be impaired and Cox Radio must perform the second step of the transitional impairment test. In the second step, Cox Radio must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Cox Radio must also determine the fair value of its non-amortizing intangible assets, consisting of FCC licenses, and record a transitional impairment loss if necessary. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in Cox Radio's 2002 consolidated statement of operations. As of the date of adoption, Cox Radio had unamortized goodwill and FCC licenses in the amount of $2,094.8 million. Cox Radio has not yet determined what the effect of these tests will be on its financial position, cash flows or results of operations.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement No. 144 removes goodwill from its scope and retains the requirements of Statement No. 121 regarding the recognition of impairment losses on long-lived assets held for use. Statement No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Cox Radio adopted the Statement on January 1, 2002, and it did not have a material impact on its financial position, cash flows or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Cox Radio is exposed to a number of financial market risks in the ordinary course of business. Cox Radio's primary market risk exposure pertains to changes in interest rates.

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

     Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $75 million in notional principal amount. These agreements have an average fixed rate of 6.28% per annum and an average remaining maturity of 3 years. Concurrent with the adoption of SFAS No. 133 in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 10 to the consolidated financial statements included herein. The notional amounts with respect to these interest rate swaps do not quantify risk or represent assets or liabilities of Cox Radio, but are used in the determination of cash settlements under the interest rate swap agreements. Cox Radio is exposed to a credit loss in the event of nonperformance of the counterparties to the interest rate swap agreements. However, Cox Radio does not anticipate nonperformance by such counterparties, and no material loss would be expected in the event of the counterparties' nonperformance. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable of $3.8 million and $1.2 million at December 31, 2001 and 2000, respectively. The fair value of the swap agreements at December 31, 2001 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps.

     The determination of the estimated fair value of Cox Radio's fixed rate debt is subject to the effects of interest rate risk. The estimated fair value of Cox Radio's fixed-rate debt instruments at December 31, 2001 was $462.6 million, compared to a carrying amount of $449.5 million. The estimated fair value of the fixed-rate debt instruments at December 31, 2000 was $197.9 million, compared to a carrying amount of $199.8 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of the fixed-rate debt instruments from $462.6 million to $476.5 million at December 31, 2001 and from $197.9 million to $203.8 million at December 31, 2000.

     The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio's borrowing rate for similar types of borrowing arrangements and dealer quotations. The revolving credit facilities and Cox Enterprises' borrowings bear interest at current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

     With respect to financial instruments, Cox Radio has estimated the fair values of such instruments using available market information and valuation methodologies that it believes to be appropriate. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox Radio would realize or pay in a current market exchange.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Cox Radio, Inc.

     We have audited the accompanying consolidated balance sheets of Cox Radio, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule of Cox Radio, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of Cox Radio's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cox Radio as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 10 to the consolidated financial statements, effective January 1, 2001, Cox Radio changed its method of accounting for derivative instruments and hedging activities to conform with Statement of Financial Accounting Standards No. 133, as amended.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 8, 2002

                                COX RADIO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $    7,961   $    6,950
Accounts and notes receivable, less allowance for doubtful
  accounts of $4,536 and $3,477, respectively...............      81,185       93,273
Prepaid expenses and other current assets...................       9,245        6,939
                                                              ----------   ----------
          Total current assets..............................      98,391      107,162
Plant and equipment, net....................................      80,106       75,568
Intangible assets, net......................................   2,095,671    2,103,016
Amounts due from Cox Enterprises, Inc.......................       1,084       17,268
Other assets................................................      11,435       14,808
                                                              ----------   ----------
          Total assets......................................  $2,286,687   $2,317,822
                                                              ==========   ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses.......................  $   23,124   $   25,478
Accrued salaries and wages..................................       5,921        5,834
Accrued interest............................................       8,092        5,467
Income taxes payable........................................       8,012        1,124
Other current liabilities...................................       3,876        2,864
                                                              ----------   ----------
          Total current liabilities.........................      49,025       40,767
Notes payable...............................................     704,450      754,783
Deferred income taxes.......................................     468,022      486,004
Other long term liabilities.................................       3,937        2,510
                                                              ----------   ----------
          Total liabilities.................................   1,225,434    1,284,064
                                                              ----------   ----------
Commitments (Note 9) and contingencies (Note 16)
SHAREHOLDERS' EQUITY:
Preferred stock, $0.33 par value: 15,000,000 shares,
  authorized, none outstanding..............................          --           --
Class A common stock, $0.33 par value; 210,000,000 shares
  authorized; 41,270,189 and 40,694,248 shares outstanding
  at December 31, 2001 and 2000, respectively...............      13,619       13,429
Class B common stock, $0.33 par value; 135,000,000 shares
  authorized; 58,733,016 shares outstanding at December 31,
  2001 and 2000.............................................      19,382       19,382
Additional paid-in capital..................................     618,803      610,126
Accumulated other comprehensive loss, net of tax............      (2,059)          --
Retained earnings...........................................     413,163      392,472
                                                              ----------   ----------
                                                               1,062,908    1,035,409
Less: Class A common stock held in treasury (120,041 and
  119,856 shares at cost, respectively).....................      (1,655)      (1,651)
                                                              ----------   ----------
          Total shareholders' equity........................   1,061,253    1,033,758
                                                              ----------   ----------
          Total liabilities and shareholders' equity........  $2,286,687   $2,317,822
                                                              ==========   ==========

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000        1999
                                                              --------   ---------   --------
                                                                  (AMOUNTS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
NET REVENUES:
Local.......................................................  $292,507   $ 267,563   $219,691
National....................................................    81,275      84,499     72,408
Other.......................................................    21,521      17,342      8,395
                                                              --------   ---------   --------
          Total net revenues................................   395,303     369,404    300,494
COSTS AND EXPENSES:
Operating...................................................    92,412      80,715     68,923
Selling, general and administrative.........................   153,945     140,879    114,996
Corporate general and administrative........................    13,280      13,347     10,038
Depreciation................................................    11,392       7,800      7,175
Amortization................................................    58,243      35,192     21,937
Loss on sales of assets.....................................       337         699         --
Gain on sales of radio stations.............................    (2,434)   (475,201)   (40,509)
                                                              --------   ---------   --------
OPERATING INCOME............................................    68,128     565,973    117,934
OTHER INCOME (EXPENSE):
Interest income.............................................     1,527       4,496        466
Interest expense............................................   (49,008)    (37,012)   (23,226)
Non-cash mark-to-market unrealized gain.....................        --       1,606         --
Other -- net................................................      (476)       (579)      (348)
                                                              --------   ---------   --------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.........................................    20,171     534,484     94,826
Income tax (benefit) expense................................    (1,307)    228,547     39,566
                                                              --------   ---------   --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE........    21,478     305,937     55,260
Cumulative effect of accounting change, net of tax..........      (787)         --         --
                                                              --------   ---------   --------
NET INCOME..................................................  $ 20,691   $ 305,937   $ 55,260
                                                              ========   =========   ========
BASIC NET INCOME PER SHARE
Income before cumulative effect of accounting change........  $   0.22   $    3.28   $   0.64
Cumulative effect of accounting change......................     (0.01)         --         --
                                                              --------   ---------   --------
Net income per common share.................................  $   0.21   $    3.28   $   0.64
                                                              ========   =========   ========
DILUTED NET INCOME PER SHARE
Income before cumulative effect of accounting change........  $   0.22   $    3.26   $   0.64
Cumulative effect of accounting change......................     (0.01)         --         --
                                                              --------   ---------   --------
Net income per common share.................................  $   0.21   $    3.26   $   0.64
                                                              ========   =========   ========
Weighted average basic common shares outstanding............    99,720      93,286     86,128
Weighted average diluted common shares outstanding..........   100,188      93,936     86,638

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       CLASS A            CLASS B                      ACCUMULATED
                                     COMMON STOCK       COMMON STOCK     ADDITIONAL       OTHER
                                   ----------------   ----------------    PAID-IN     COMPREHENSIVE   RETAINED
                                   SHARES   AMOUNT    SHARES   AMOUNT     CAPITAL         LOSS        EARNINGS
                                   ------   -------   ------   -------   ----------   -------------   --------
                                                             (AMOUNTS IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998.....  26,916   $ 8,882   58,733   $19,382    $253,493            --      $ 31,275
                                   ------   -------   ------   -------    --------       -------      --------
Net income and comprehensive
  income.........................      --        --       --        --          --            --        55,260
Repurchase of Class A common
  stock..........................      --        --       --        --          --            --            --
Issuance of Class A common stock
  related to incentive plans
  including tax benefit..........   1,100       363       --        --      11,662            --            --
                                   ------   -------   ------   -------    --------       -------      --------
BALANCE AT DECEMBER 31, 1999.....  28,016     9,245   58,733    19,382     265,155            --        86,535
                                   ------   -------   ------   -------    --------       -------      --------
Net income and comprehensive
  income.........................      --        --       --        --          --            --       305,937
Issuance of Class A common stock
  pursuant to equity offering....  12,392     4,089       --        --     340,110            --            --
Issuance of Class A common stock
  related to incentive plans
  including tax benefit..........     286        95       --        --       4,861            --            --
                                   ------   -------   ------   -------    --------       -------      --------
BALANCE AT DECEMBER 31, 2000.....  40,694    13,429   58,733    19,382     610,126            --       392,472
                                   ------   -------   ------   -------    --------       -------      --------
Comprehensive income:
Net income.......................      --        --       --        --          --            --        20,691
Cumulative effect of adopting
  SFAS 133.......................      --        --       --        --          --       $  (707)           --
Unrealized loss on cash flow
  hedges.........................      --        --       --        --          --        (1,525)           --
Reclassification to earnings of
  transition adjustments.........      --        --       --        --          --           173            --
Comprehensive income.............
Repurchase of Class A Common
  Stock..........................      --        --       --        --          --            --            --
Issuance of Class A common stock
  related to incentive plans
  including tax benefit..........     576       190       --        --       8,677            --            --
                                   ------   -------   ------   -------    --------       -------      --------
BALANCE AT DECEMBER 31, 2001.....  41,270   $13,619   58,733   $19,382    $618,803       $(2,059)     $413,163
                                   ======   =======   ======   =======    ========       =======      ========


                                    TREASURY STOCK
                                   ----------------
                                   SHARES   AMOUNT      TOTAL
                                   ------   -------   ----------
                                      (AMOUNTS IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998.....    --          --   $  313,032
                                    ---     -------   ----------
Net income and comprehensive
  income.........................    --          --       55,260
Repurchase of Class A common
  stock..........................   120     $(1,651)      (1,651)
Issuance of Class A common stock
  related to incentive plans
  including tax benefit..........    --          --       12,025
                                    ---     -------   ----------
BALANCE AT DECEMBER 31, 1999.....   120      (1,651)     378,666
                                    ---     -------   ----------
Net income and comprehensive
  income.........................    --          --      305,937
Issuance of Class A common stock
  pursuant to equity offering....    --          --      344,199
Issuance of Class A common stock
  related to incentive plans
  including tax benefit..........    --          --        4,956
                                    ---     -------   ----------
BALANCE AT DECEMBER 31, 2000.....   120      (1,651)   1,033,758
                                    ---     -------   ----------
Comprehensive income:
Net income.......................    --          --       20,691
Cumulative effect of adopting
  SFAS 133.......................    --          --         (707)
Unrealized loss on cash flow
  hedges.........................    --          --       (1,525)
Reclassification to earnings of
  transition adjustments.........    --          --          173
                                                      ----------
Comprehensive income.............                         18,632
                                                      ----------
Repurchase of Class A Common
  Stock..........................    --          (4)          (4)
Issuance of Class A common stock
  related to incentive plans
  including tax benefit..........    --          --        8,867
                                    ---     -------   ----------
BALANCE AT DECEMBER 31, 2001.....   120     $(1,655)  $1,061,253
                                    ===     =======   ==========

                See notes to consolidated financial statements.

                                COX RADIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                   (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  20,691   $ 305,937   $  55,260
  Items not requiring cash:
     Depreciation...........................................     11,392       7,800       7,175
     Amortization...........................................     58,243      35,192      21,937
     Deferred income taxes..................................    (11,487)    209,482      18,446
     Tax benefit of stock options exercised.................      2,595       1,627       3,591
     Non-cash mark-to-market unrealized gain................         --      (1,606)         --
     Loss on sales of assets................................        337         699          --
     Gain on sales of radio stations........................     (2,434)   (475,201)    (40,509)
     Cumulative effect of accounting change, net of tax.....        787          --          --
  Changes in assets and liabilities (net of effects of
     acquisitions and dispositions):
     Decrease (increase) in accounts receivable.............     12,088     (18,508)    (16,585)
     Increase in prepaid expenses and other current
       assets...............................................     (1,636)     (2,489)     (1,216)
     (Decrease) increase in accounts payable and accrued
       expenses.............................................     (4,842)        962       4,755
     Increase (decrease) in accrued salaries and wages......         87       1,370        (106)
     Increase in accrued interest...........................      2,625       2,991         843
     Increase (decrease) in taxes payable...................      6,888      (4,338)      2,776
     Other, net.............................................       (208)      3,754        (293)
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........     95,126      67,672      56,074
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (17,001)    (11,607)     (6,749)
  Acquisitions, net of cash acquired........................    (50,216)   (814,865)   (232,278)
  Decrease of station investment notes receivable...........         --         850       6,400
  Increase in other long-term assets........................     (3,311)       (792)     (1,086)
  Net proceeds from sales of assets.........................         89         419          --
  Net proceeds from sale of radio stations..................      6,129     107,618       7,721
  Decrease (increase) in amounts due from/to Cox
     Enterprises, Inc. .....................................     16,184     (34,406)     46,895
                                                              ---------   ---------   ---------
          Net cash used in investing activities.............    (48,126)   (752,783)   (179,097)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings of revolving credit
     facilities.............................................   (300,000)    334,686     119,870
  Net proceeds from issuance of Senior Notes................    249,667          --          --
  Net proceeds from stock offering..........................         --     344,199          --
  Proceeds from stock options exercised.....................      6,272       3,329       8,434
  Repurchase of Class A common stock........................         (4)         --      (1,651)
  Increase (decrease) in book overdrafts....................          4      (3,719)      4,595
  Payment of debt issuance costs............................     (1,928)     (1,138)         --
                                                              ---------   ---------   ---------
          Net cash (used in) provided by financing
            activities......................................    (45,989)    677,357     131,248
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      1,011      (7,754)      8,225
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      6,950      14,704       6,479
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   7,961   $   6,950   $  14,704
                                                              =========   =========   =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Value of businesses exchanged.............................  $      --   $ 470,000   $  55,000

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

  Revenue Recognition

     Cox Radio recognizes revenues when the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. These criteria are generally met for advertising revenue at the time an advertisement is broadcast. Advertising revenue is recorded net of advertising agency commissions. Cox Radio records an allowance for doubtful accounts based on historical information, analysis of credit memo data and any other relevant factors.

  Corporate General and Administrative Expenses

     Corporate general and administrative expenses consist of corporate overhead costs not specifically allocable to any of Cox Radio's individual stations.

  Advertising Expenses

     Advertising expenses are expensed as incurred.

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

  Web Site Development Costs

     Web site development activities include planning, design and development of graphics and content for new web sites and operation of existing sites. Cox Radio accounts for costs associated with such activities

                                COX RADIO, INC.

in accordance with the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." Under this guidance, costs incurred that involve providing additional functions and features to the web site should be capitalized. Costs associated with the planning phase, as well as the maintaining of the web site, should be expensed as incurred. In addition, costs associated with content development and training should also be expensed as incurred. Capitalized costs are generally amortized over two years.

  Intangible Assets

     Intangible assets consist primarily of goodwill, Federal Communications Commission broadcast licenses and non-compete agreements. Goodwill and Federal Communications Commission broadcast licenses recorded in business combinations generally are amortized on a straight-line basis over 40 years. Non-compete agreements are amortized on a straight-line basis over the contractual lives of the agreements, generally 3 to 5 years. Cox Radio assesses on an on going basis the recoverability of intangible assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the estimated fair value. Cox Radio also evaluates the amortization periods of intangible assets to determine whether events or circumstances warrant revised estimates of useful lives.

  Impairment of Long-Lived Assets

     Long-lived assets and certain intangibles are required to be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Cox Radio assesses the recoverability based on a review of estimated undiscounted cash flows. Long-lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell (see "Recent Accounting Pronouncements" below).

  Income Taxes

     Deferred income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheets and the expected tax impact of carryforwards for tax purposes. Cox Radio evaluates its effective tax rates regularly and adjusts rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which Cox Radio operates, among other factors.

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

                                COX RADIO, INC.

  Incentive Compensation Plans

     Cox Radio accounts for stock compensation in accordance with the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", requires disclosure of the pro forma effects on net income and earnings per share had the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 been adopted (see Note 12).

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

  Concentration of Risk

     A significant portion of Cox Radio's business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 28%, 29% and 24% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Cox Radio expects to expand into new markets which will reduce the concentration of risk (see Note 4).

  Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("Statement") No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement No. 141 applies to all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also changed the criteria to recognize intangible assets apart from goodwill. Cox Radio adopted this statement on July 1, 2001. Cox Radio has historically used the purchase method to account for all business combinations and the adoption of this statement did not have a material impact on its financial position, cash flows or results of operations.

     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed annually for impairment and written down only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. This Statement applies to goodwill and intangible assets acquired prior to June 30, 2001 and was adopted by Cox Radio on January 1, 2002. Because the annual amounts recorded for the amortization of goodwill and FCC licenses is significant, Cox Radio expects that adoption of this accounting standard will have the impact of reducing our non-cash amortization expense for goodwill and broadcasting licenses and will have a material impact on our financial statements. For the years ended December 31, 2001, 2000 and 1999, amortization expense for goodwill and FCC licenses were $57.9 million, $34.8 million and $21.6 million. The required impairment tests of goodwill and broadcasting licenses may result in future write-downs.

     In order to complete the transitional assessment of goodwill, Cox Radio needs to: (1) identify the reporting units; (2) determine the carrying value of each reporting unit; and (3) determine the fair value

                                COX RADIO, INC.

of each reporting unit. Cox Radio has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's goodwill may be impaired and Cox Radio must perform the second step of the transitional impairment test. In the second step, Cox Radio must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Cox Radio must also determine the fair value of its non-amortizing intangible assets, consisting of FCC licenses, and record a transitional impairment loss if necessary. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in Cox Radio's 2002 consolidated statement of operations. As of the date of adoption, Cox Radio had unamortized goodwill and FCC licenses in the amount of $2,094.8 million. Cox Radio has not yet determined what the effect of these tests will be on its financial position, cash flows or results of operations.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement No. 144 removes goodwill from its scope and retains the requirements of Statement No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Cox Radio adopted the Statement on January 1, 2002, and it did not have a material impact on its financial position, cash flows or results of operations.

  Reclassifications

     Certain prior year amounts have been reclassified for comparative purposes.

                                COX RADIO, INC.

3. EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

                                                                       YEAR ENDED
                                                              -----------------------------
                                                                2001       2000      1999
                                                              --------   --------   -------
                                                                 (AMOUNTS IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
NET INCOME..................................................  $ 20,691   $305,937   $55,260
                                                              ========   ========   =======
BASIC EARNINGS PER SHARE
Weighted-average common shares outstanding..................    99,720     93,286    86,128
                                                              ========   ========   =======
Basic net income per common share...........................  $   0.21   $   3.28   $  0.64
                                                              ========   ========   =======
DILUTED EARNINGS PER SHARE
Weighted-average common shares outstanding..................    99,720     93,286    86,128
  Shares issuable on exercise of dilutive options...........     2,236      1,411     1,681
  Shares assumed to be purchased with proceeds of options...    (1,828)      (931)   (1,231)
  Shares issuable pursuant to Employee Stock Purchase
     Plan...................................................       271        229       234
  Shares assumed to be purchased with proceeds from Employee
     Stock Purchase Plan....................................      (211)       (59)     (174)
                                                              --------   --------   -------
Shares applicable to diluted earnings per share.............   100,188     93,936    86,638
                                                              ========   ========   =======
Diluted net income per common share.........................  $   0.21   $   3.26   $  0.64
                                                              ========   ========   =======

     Options to purchase 799,134 shares of Class A Common Stock at $31.66 per share and 8,000 shares of Class A Common Stock at $25.53 were outstanding during 2001 but were not included in the computation of diluted earnings per share for 2001 because the options' exercise price was greater than the average market price of the Class A Common Shares. The options, which expire in 2009 and 2010, were still outstanding at the end of 2001.

     Options to purchase 903,804 shares of Class A Common Stock at $31.66 per share were outstanding during most of 2000 but were not included in the computation of diluted earnings per share for 2000 because the options' exercise price was greater than the average market price of the Class A Common Shares. The options, which expire in 2009, were still outstanding at the end of 2000.

     In January 1999, Cox Radio reacquired 119,856 shares of previously restricted Class A common stock from employees for cash consideration of approximately $1.7 million which was used to pay employee withholding taxes.

     On February 7, 2000, Cox Radio announced that its Board of Directors approved a three-for-one stock split. The stock split resulted in a decrease in par value of each share, including shares of preferred stock (authorized with no shares currently outstanding), from $1.00 to $0.33 per share. At the 2000 Annual Meeting of Stockholders, the stockholders voted to amend Cox Radio's Articles of Incorporation to increase the authorized (a) Class A common stock from 70,000,000 to 210,000,000 shares; (b) Class B common stock from 45,000,000 to
135,000,000 shares; and (c) preferred stock from 5,000,000 to 15,000,000 shares. The stock split was effected by a distribution on May 19, 2000 to stockholders of record on May 12, 2000. Financial information contained elsewhere herein has been adjusted where necessary to reflect the impact of this stock split.

     On June 27, 2000, Cox Radio consummated a public offering of 8,800,000 shares of its Class A common stock pursuant to its universal shelf registration statement and completed a concurrent private placement of 3,591,954 shares of Class A common stock directly to Cox Enterprises at the public offering price per share, less underwriting discounts and commissions. Cox Radio received net proceeds of

                                COX RADIO, INC.

approximately $344.2 million from this offering, which it used to partially finance acquisitions, to repay outstanding indebtedness and for general corporate purposes.

4. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

     During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, Cox Radio provides programming or sales and marketing or a combination of such services for radio stations owned by others. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in Cox Radio's operations since the respective dates of such agreements.

     All acquisitions discussed below have been or will be accounted for using the purchase method. As such, the results of operations of the acquired stations have been or will be included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past three years are discussed below.

     In January 1999, Cox Radio acquired the assets of radio station WSUN-FM (formerly WLVU-FM) serving the Tampa-St. Petersburg, Florida market in exchange for the assets of WSUN-AM in Tampa, Florida and approximately $17 million. Prior to the acquisition, Cox Radio had been operating WSUN-FM pursuant to an LMA since September 1998.

     In May 1999, Cox Radio acquired radio stations WVEZ-FM and WSFR-FM and an option to purchase WPTI-FM (formerly WMHX-FM) serving the Louisville, Kentucky market and radio stations WPOI-FM (formerly WFJO-FM), WHPT-FM and WDUV-FM (formerly WTBT-FM) serving the Tampa-St. Petersburg, Florida market in exchange for Cox Radio's radio stations WYYY-FM, WBBS-FM, WWHT-FM, WHEN-AM and WSYR-AM serving the Syracuse, New York market, plus additional cash consideration of approximately $94 million, resulting in a pre-tax gain of approximately $39.2 million. In connection with obtaining regulatory approvals for this transaction, Cox Radio agreed to divest ownership of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market. In May 1999, such stations were transferred to a trust for the benefit of Cox Radio pending sale to a third party.

     In June 1999, Cox Radio disposed of the assets of WPTW-AM in Dayton, Ohio for consideration of $0.1 million.

     In August 1999, Cox Radio consummated its acquisition of WODL-FM (formerly WRLR-FM) in Homewood, Alabama serving the Birmingham, Alabama market for a purchase price of approximately $5.5 million and the assumption of debt of approximately $0.2 million. Prior to the acquisition, Cox Radio had been operating this station under an LMA since November 1998.

     In August 1999, Cox Radio acquired WPYO-FM (formerly WTLN-FM) serving the Orlando, Florida market for consideration of $14.5 million. Cox Radio had been operating the station pursuant to an LMA since January 1999. In a related transaction, Cox Radio disposed of the assets of WTLN-AM, also serving the Orlando, Florida market, for consideration of $0.5 million.

     In September 1999, Cox Radio consummated the acquisition of WPTI-FM (formerly WMHX-FM) in Louisville, Kentucky for consideration of approximately $2 million. Cox Radio had been operating the station under a JSA or an LMA since May 1999.

     In September 1999, Cox Radio disposed of the assets of WGBB-AM serving the Nassau-Suffolk (Long Island), New York market for consideration of $1.7 million.

                                COX RADIO, INC.

     In September 1999, Cox Radio and a trust for Cox Radio's benefit disposed of WRVI-FM and WLSY-FM serving the Louisville, Kentucky market for consideration of $5 million, resulting in a pre-tax gain of approximately $1.6 million.

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

     Also in January 2000, Cox Radio disposed of the assets of KACE-FM and KRTO-FM, serving Los Angeles, California, for consideration of approximately $75 million, resulting in a pre-tax gain of approximately $46.6 million.

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

     In July 2000, Cox Radio acquired the outstanding capital stock of Marlin Broadcasting, Inc., which owned radio stations WPYM-FM (formerly WTMI-FM) serving Miami, Florida, WCCC-FM and WCCC-AM serving Hartford, Connecticut, and WBOQ-FM serving Gloucester, Massachusetts, for approximately $125 million. As part of this transaction, Cox Radio sold those assets of Marlin comprising WCCC-FM, WCCC-AM and WBOQ-FM to certain of the former principals of Marlin for approximately $25 million. Cox Radio did not recognize any gain or loss on the sale of these assets.

     In August 2000, Cox Radio acquired WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and national and local sales and marketing rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California, plus approximately $3 million. The transaction was accounted for as a purchase business combination with a fair value of $473 million based on an independent appraisal. Cox Radio recorded a $429.9 million pre-tax gain on the transaction in the third quarter of 2000. Cox Radio had operated the acquired stations (other than WYBC-FM) pursuant to an LMA and WYBC-FM pursuant to a JSA since October 1999. Cox Radio continues to operate WYBC-FM pursuant to a JSA. Cox Radio obtained a temporary waiver of the FCC's newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta.

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

                                COX RADIO, INC.

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

     In May 2001, Cox Radio disposed of the assets of KGTO-AM serving Tulsa, Oklahoma for $0.5 million.

     In July 2001, Cox Radio disposed of the assets of WVBB-AM (formerly WTVR-AM) serving Richmond, Virginia for $0.7 million.

     In January 2002, Cox Radio disposed of the assets of KRTR-AM (formerly KGMZ-AM) serving Honolulu, Hawaii for $0.6 million. The buyer of the station had been operating the station under an LMA since October 2001.

     The following unaudited pro forma summary of operations presents the consolidated results of operations as if all consummated transactions discussed above had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future. The pro forma adjustments include the revenues, expenses and related income taxes of the stations acquired, additional depreciation and amortization for those stations, and estimated interest expense on the debt incurred to finance the purchase price of the transaction. Conversely, for stations disposed of, the pro forma adjustments remove the revenues, expenses, depreciation and amortization expense and related income taxes associated with the stations disposed of.

                                COX RADIO, INC.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
                                                               (AMOUNTS IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
Net revenues................................................   $394,827      $411,123
Corporate general and administrative expenses...............     13,280        13,347
Depreciation and amortization...............................     69,687        59,762
Operating income............................................     65,533        95,137
Cumulative effect of accounting change, net.................       (787)           --
                                                               --------      --------
Net income..................................................   $ 18,987      $ 15,151
                                                               ========      ========
Basic pro forma earnings per common share before cumulative
  effect of accounting change...............................   $   0.20      $   0.16
Cumulative effect of accounting change......................      (0.01)           --
                                                               --------      --------
Basic pro forma earnings per common share...................   $   0.19      $   0.16
                                                               ========      ========
Diluted pro forma earnings per common share before
  cumulative effect of accounting change....................   $   0.20      $   0.16
Cumulative effect of accounting change......................      (0.01)           --
                                                               --------      --------
Diluted pro forma earnings per common share.................   $   0.19      $   0.16
                                                               ========      ========
Basic pro forma shares outstanding..........................     99,720        93,286
                                                               ========      ========
Diluted pro forma shares outstanding........................    100,188        93,936
                                                               ========      ========

5. INVESTMENTS

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

6. PLANT AND EQUIPMENT

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                  THOUSANDS)
Land........................................................  $  8,060   $  8,169
Buildings and building improvements.........................    24,345     18,081
Broadcast equipment.........................................    88,864     83,323
Construction in progress....................................     4,141      1,636
                                                              --------   --------
Plant and equipment, at cost................................   125,410    111,209
Less accumulated depreciation...............................   (45,304)   (35,641)
                                                              --------   --------
          Net plant and equipment...........................  $ 80,106   $ 75,568
                                                              ========   ========

                                COX RADIO, INC.

7. INTANGIBLE ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
Goodwill and Federal Communications Commission broadcast
  licenses..................................................  $2,245,091   $2,191,141
Other.......................................................       3,511        4,700
                                                              ----------   ----------
          Total.............................................   2,248,602    2,195,841
Less accumulated amortization...............................    (152,931)     (92,825)
                                                              ----------   ----------
          Net intangible assets.............................  $2,095,671   $2,103,016
                                                              ==========   ==========

8. INCOME TAXES

     Income tax (benefit) expense is summarized as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                            2001       2000      1999
                                                          --------   --------   -------
                                                             (AMOUNTS IN THOUSANDS)
Current:
  Federal...............................................  $  8,105   $ 16,705   $17,575
  State.................................................     2,075      2,360     3,545
                                                          --------   --------   -------
          Total current.................................    10,180     19,065    21,120
                                                          --------   --------   -------
Deferred:
  Federal...............................................     7,073    167,685    14,286
  State.................................................   (18,560)    41,797     4,160
                                                          --------   --------   -------
          Total deferred................................   (11,487)   209,482    18,446
                                                          --------   --------   -------
          Total income tax (benefit) expense............  $ (1,307)  $228,547   $39,566
                                                          ========   ========   =======

     The tax effects of significant temporary differences which comprise the net deferred tax liabilities are as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
Current deferred tax assets:
  Provision for doubtful accounts...........................  $   1,811    $   1,587
  Other.....................................................        171          111
                                                              ---------    ---------
          Total net current asset...........................      1,982        1,698
                                                              ---------    ---------
Noncurrent deferred tax assets (liabilities):
  Plant and equipment.......................................    (49,275)     (52,384)
  Intangibles...............................................   (423,947)    (436,081)
  Net operating loss carryforwards..........................      3,133        2,230
  Unrealized loss on cash flow hedges.......................      2,019           --
  Other.....................................................         48          231
                                                              ---------    ---------
          Total net noncurrent liability....................   (468,022)    (486,004)
                                                              ---------    ---------
          Net deferred tax liability........................  $(466,040)   $(484,306)
                                                              =========    =========

     As of December 31, 2001, Cox Radio had net operating loss carryforwards for federal income tax purposes and under the laws of various state jurisdictions in which it operates. These net operating loss

                                COX RADIO, INC.

carryforwards expire on various dates through 2020. Cox Radio anticipates that these net operating loss carryforwards will be realized within the allowable periods.

     Income tax (benefit) expense computed using the federal statutory rates is reconciled to the reported income tax provisions as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                            2001       2000      1999
                                                          --------   --------   -------
                                                             (AMOUNTS IN THOUSANDS)
Federal statutory income tax rate.......................        35%        35%       35%
Computed tax expense at federal statutory rates on
  income before income taxes............................  $  7,083   $187,069   $33,189
State income taxes (net of federal tax benefit).........       216     28,702     5,008
Change in estimated effective state tax rates...........   (10,932)        --        --
Non-deductible travel and entertainment expenses........       604      1,393     1,014
Non-deductible amortization of intangibles..............     2,157     12,506     1,447
Benefit arising from low income housing credits.........      (608)      (608)     (608)
Other, net..............................................       173       (515)     (484)
                                                          --------   --------   -------
       Income tax (benefit) expense.....................  $ (1,307)  $228,547   $39,566
                                                          ========   ========   =======

     Upon filing, in 2001, of Cox Radio's state income tax returns for 2000, Cox Radio determined that a lower effective rate for state income taxes was appropriate based on the states in which Cox Radio currently operates and the relative statutory rates, apportionment factors, and taxable income applicable to those states. Accordingly, an adjustment of approximately $10.9 million was recorded in 2001.

     The consolidated federal income tax returns of Cox Enterprises for 1986 through 1997 and the combined California franchise tax returns of Cox Enterprises for 1991 through 1998 are currently under audit. The consolidated federal income tax returns of Cox Radio for 1996 and 1997 are currently under audit. Management believes that any additional liabilities arising from these current tax-related audits are sufficiently provided for at December 31, 2001.

9. LONG-TERM DEBT AND COMMITMENTS

     On June 27, 2000, Cox Radio repaid all amounts previously outstanding under its $300 million, five-year, senior, unsecured revolving credit facility with a portion of the net proceeds from the offering of Cox Radio's Class A Common Stock, as discussed in Note 3. On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. The interest rate for each facility is based on greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio's senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio's senior, long-term debt. Each facility includes a commitment fee on the unused portion of the total amount available of 0.1% to 0.25% based on the credit ratings of Cox Radio's senior, long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At December 31, 2001, Cox Radio was in compliance with these covenants. Cox Radio's credit facilities contain Events of Default (i) based on the failure to pay when due other debt the outstanding amount of which exceeds $25,000,000 after the expiration of applicable grace periods and (ii) based on the acceleration of other debt the outstanding amount of which exceeds $25,000,000. At December 31, 2001,

                                COX RADIO, INC.

Cox Radio had approximately $255 million of outstanding indebtedness under the five-year facility with $95 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 2.755% at December 31, 2001. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 10 for a discussion of Cox Radio's interest rate swap agreements.

     Subsequent to December 31, 2001, Cox Radio was notified by Moody's Investor Services that Cox Radio's debt was being evaluated for a potential credit rating downgrade. Although Cox Radio is unsure of the outcome of this evaluation, management believes that a downgrade would not have a significant impact on Cox Radio's future liquidity. The effect of a downgrade includes, but is not limited to, interest rate increases on its revolving credit facilities.

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

     Cox Radio has $200 million in outstanding public debt. The debt consists of $100 million principal amount of 6.25% notes due in 2003 and $100 million principal amount of 6.375% notes due in 2005. CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, is the guarantor of these notes. At December 31, 2001 and December 31, 2000, the estimated fair value of these notes was approximately $205.8 million and $197.9 million, respectively, based on quoted market prices.

     On May 2, 2000, Cox Radio's universal shelf registration statement filed on Form S-3 with the Securities and Exchange Commission was declared effective. Under the universal shelf registration statement, Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A Common Stock, warrants, stock purchase contracts and stock purchase units of Cox Radio and preferred securities of the Cox Radio trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. At December 31, 2001, $505.2 million has been used under the shelf registration.

     In February 2001, Cox Radio issued, under its universal shelf registration statement, $250 million aggregate principal amount of 6.625% Senior Notes due 2006. Cox Radio received proceeds of approximately $248.0 million and incurred offering expenses of approximately $0.3 million for net proceeds of approximately $247.7 million. Cox Radio used the entire proceeds to repay a portion of the outstanding indebtedness under its credit facilities. At December 31, 2001, the estimated fair value of these notes was approximately $256.8 million based on quoted market prices.

     Cox Radio leases land, office facilities, and various items of equipment. Rental expense under operating leases amounted to $9.1 million in 2001, $8.6 million in 2000, and $7.2 million in 1999.

                                COX RADIO, INC.

     The following table sets forth, for the periods specified, the aggregate minimum operating lease payments, the aggregate and annual principal payments due under our long-term debt, and the aggregate amounts expected to be expended for contractual commitments for sports programming and on-air personalities.

                                                                                    CONTRACTUAL
YEAR                                            OPERATING LEASES   DEBT PRINCIPAL   COMMITMENTS
----                                            ----------------   --------------   -----------
                                                            (AMOUNTS IN THOUSANDS)
2002..........................................      $ 5,649           $     --        $17,751
2003..........................................        5,012            100,000         17,886
2004..........................................        4,466                 --         16,799
2005..........................................        4,421            355,000          1,179
2006..........................................        3,959            250,000            111
After 2006....................................       13,719                 --             --
                                                    -------           --------        -------
Total.........................................      $37,226           $705,000        $53,726
                                                    =======           ========        =======

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Cox Radio is exposed to fluctuations in interest rates. Cox Radio actively monitors these fluctuations and uses derivative instruments from time to time to manage such risk. In accordance with its risk management strategy, Cox Radio uses derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. Cox Radio's use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings. Cox Radio had three interest rate swap agreements outstanding as of December 31, 2001 which are used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Although Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties, Cox Radio does not anticipate nonperformance by these counterparties nor would Cox Radio expect any such loss to be material.

     Prior to June 27, 2000, Cox Radio accounted for the interest rate swap agreements as hedges. In connection with the offering of Class A Common Stock discussed in Note 3, Cox Radio used a portion of the net proceeds from the offering to repay all amounts then outstanding under its bank credit facility. As the interest rate swap agreements were no longer matched with existing debt, Cox Radio recorded a non-cash mark-to-market unrealized gain as of June 30, 2000 of $2.2 million, which represents the fair value of the interest rate swap agreements at that date. On August 4, 2000, Cox Radio redesignated these interest rate swap agreements as hedges of floating rate borrowings under the new revolving credit facilities, dated June 30, 2000, discussed in Note 9 above. Concurrently with the redesignation of these swaps, Cox Radio recorded a non-cash, mark-to-market unrealized loss of $0.6 million, which represented the difference in the fair value of the interest rate swap agreements from June 30, 2000 to August 4, 2000.

     On January 1, 2001, Cox Radio adopted Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 133, as amended, requires all derivative instruments to be measured at fair value and recognized as either assets or liabilities. In addition, all derivative instruments used in hedging transactions must be designated, reassessed and documented pursuant to the provisions of Statement No. 133, as amended.

                                COX RADIO, INC.

     Under Statement No. 133, as amended, the accounting for changes in the fair values of derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassed to earnings. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

     Cox Radio's three interest rate swap agreements qualify as cash flow hedges, and upon adoption of Statement No. 133, as amended, Cox Radio recognized a one-time after-tax transition adjustment to reduce earnings and increase accumulated other comprehensive loss by approximately $0.8 million and $0.7 million, respectively. These amounts have been presented as a cumulative effect of change in accounting principle, net of tax, in the Consolidated Statements of Income and Shareholders' Equity for the year ended December 31, 2001. The portion of the transition adjustment affecting earnings relates to the previously recorded fair values of the derivatives.

     For the year ended December 31, 2001, there was no ineffective portion related to the changes in fair values of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. In addition, of the $0.7 million recorded as an increase in accumulated other comprehensive loss on January 1, 2001, approximately $76,000, before related income tax effects of approximately $33,000, was reclassified into earnings as interest expense during each quarter of 2001. The balance of $1.5 million recorded in accumulated other comprehensive loss at December 31, 2001 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio's floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending December 31, 2002 is approximately $0.3 million, before related income tax effects of approximately $0.1 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

     At December 31, 2001, $75 million notional principal amount of the interest rate swap agreements was outstanding at an average rate of 6.28% per annum having an average maturity of 3 years. The estimated aggregate fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $3.8 million and $1.2 million at December 31, 2001 and 2000, respectively. The fair values of the swap agreements December 31, 2001 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps.

11. RETIREMENT PLANS

     Certain of Cox Radio's employees participate in the funded, noncontributory defined benefit pension plan of Cox Enterprises and certain key employees participate in an unfunded, non-qualified supplemental pension plan. The plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox Radio and compensation rates during those years. Pension expense allocated to Cox Radio by Cox Enterprises was $0.7 million, $0.5 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                                COX RADIO, INC.

     The following table sets forth certain information attributable to the Cox Radio employees' participation in the Cox Enterprises pension plans:

                                                   DECEMBER 31, 2001    DECEMBER 31, 2000
                                                   ------------------   ------------------
                                                   FUNDED    UNFUNDED   FUNDED    UNFUNDED
                                                    PLANS     PLANS      PLANS     PLANS
                                                   -------   --------   -------   --------
                                                           (AMOUNTS IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits................................  $15,821    $3,493    $15,558    $3,118
  Nonvested benefits.............................    3,527       398      1,692       339
                                                   -------    ------    -------    ------
Accumulated benefit obligation...................  $19,348    $3,891    $17,250    $3,457
                                                   =======    ======    =======    ======
Projected benefit obligation.....................  $23,468    $5,369    $21,104    $4,648
                                                   =======    ======    =======    ======

     Assumptions used in the actuarial computations were:

                                                              DECEMBER 31,
                                                              -------------
                                                              2001     2000
                                                              ----     ----
Discount rate...............................................  7.25%    7.50%
Rate of increase in compensation levels.....................  5.00%    5.25%
Expected long-term rate of return on assets.................  9.00%    9.00%

     Cox Enterprises may establish a defined benefit pension plan and segregate plan assets for Cox Radio. The amount of the assets that would be segregated would have an estimated fair value not less than the accumulated benefit obligation of the Cox Enterprises defined benefit pension plan attributable to Cox Radio employees as of December 31, 2001, or $19.3 million. The assets segregated would be used to fund payments to retirees. Any non-qualified supplemental pension plan payments due to Cox Radio employees will be made by Cox Enterprises, and Cox Radio will reimburse Cox Enterprises for any such payments.

     Cox Enterprises provides certain health care and life insurance benefits to substantially all retirees of Cox Enterprises and its subsidiaries. Postretirement expense allocated to Cox Radio by Cox Enterprises was $0.1 million for each of the years ended December 31, 2001, 2000 and 1999. Cox Radio's actuarial present value of benefit obligations at December 31, 2001 was $4.2 million.

     The funded status of the portion of the retirement plan covering the employees of Cox Radio is not determinable. The actuarial present value of benefit obligations for the retirement plan of Cox Enterprises substantially exceeded the fair value of assets held in the plan at December 31, 2001.

     Actuarial assumptions used to determine the actuarial present value of benefit obligations include a discount rate of 7.25% (7.5% in 2000) and an expected long-term rate of return on plan assets of 9.0%. The assumed health care cost trend rate for retirees is 8.5% (9.0% in 2000). For participants prior to age 65, the trend rate gradually decreases to 5.5% by year 2007 and remains level thereafter. For retirees at age 65 or older, this rate decreases to 5.0% by year 2008. Increasing the assumed health care cost trend rate by one percentage point would have resulted in an increase in the Cox Enterprises plan's actuarial present value of benefit obligations of approximately 2.9% and an increase in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 1.9% for 2001.

     In addition, substantially all of Cox Radio's employees are eligible to participate in the savings and investment plan of Cox Enterprises. Under the terms of the plan, Cox Radio matches a discretionary amount no greater than 50% of employee contributions up to a maximum of 6% of the employee's eligible compensation. Cox Radio's expense under the plan was $0.9 million, $1.5 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                                COX RADIO, INC.

     Certain Cox Radio employees, whose savings and investment plan contributions are at the Internal Revenue Service, or IRS, maximum or are restricted in order to pass the IRS nondiscrimination test, are eligible to participate in Cox Enterprises' non-qualified savings restoration plan. Under the terms of this plan, Cox Radio matches a discretionary contribution amount no greater than 50% of employee contributions to both the savings and investment and restoration plans up to a specified maximum percentage of the employee's eligible compensation. Cox Radio's expense under the non-qualified savings restoration plan was not material to the financial statements for any period presented.

12. STOCK-BASED COMPENSATION PLANS

     During the three years in the period ended December 31, 2001, Cox Radio maintained two stock-based compensation plans. Cox Radio accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, and related Interpretations. Compensation for the Cox Radio Amended and Restated Long-Term Incentive Plan and the Employee Stock Purchase Plan is measured as the excess, if any, of the quoted market price of Cox Radio's stock at the date of the grant over the exercise price. Specific information regarding each plan and required disclosure of the pro forma effect on Cox Radio's operations if Statement of Financial Accounting Standards No. 123 had been adopted is presented below.

  Cox Radio Employee Stock Purchase Plans

     During 2001, Cox Radio adopted a third Employee Stock Purchase Plan (the "Plan"), under which Cox Radio was authorized to issue purchase rights totaling 750,000 shares of Class A common Stock. The 2001 ESPP has four alternate entry dates, and the first entry date is January 2, 2002. Employees are eligible to participate in the Plan as of the first entry date on which they are employed and are regularly scheduled to work at least 20 hours per week. Under the terms of this plan, the purchase price is the lower of 85% of the fair market value of the Class A common stock on the grant date (the initial purchase price) or 90% of the fair market value of the Class A common stock on December 31, 2003, the end of the Plan. Purchase rights totaling 271,121 shares of Class A common stock were issued under the plan with respect to the first entry date. Employees are allowed to purchase the shares via payroll deduction through December 31, 2003, at which time shares will be issued. The fair value of the employees' purchase rights granted in 2001 was determined using the Black-Scholes model with the following assumptions: expected volatility of 44.65%, no payment of dividends, expected life of 2.08 years, and a risk-free interest rate of 2.50%. The weighted-average fair value of each purchase right granted in 2001 for the first entry date was $8.91. During 2001, no shares were issued under the plan due to cancellation of employees' participation or termination of employment.

     During 1999, Cox Radio adopted an Employee Stock Purchase Plan, under which Cox Radio was authorized to issue purchase rights totaling 750,000 shares of Class A common stock to substantially all employees who were employed on February 1, 1999 and who worked at least 20 hours per week. Pursuant to this plan, Cox Radio issued purchase rights totaling 229,293 shares of Class A common stock. Under the terms of this plan, the purchase price ($16.05 per share) was 85% of the average market value during the ten trading days ended on August 2, 1999. Employees were allowed to purchase the shares via payroll deductions through October 31, 2001, at which time the shares were issued to the employees. During 2001, 2000 and 1999, 15,717, 5,229 and 0 shares, respectively, were issued to employees under the plan due to cancellation of employees' participation in the plan or termination of employment. Upon conclusion of the 1999 plan on October 31, 2001, 172,187 shares of Class A common stock were issued to the remaining plan participants. The fair value of the employees' purchase rights granted in 1999 was estimated using the Black-Scholes model with the following assumptions: expected volatility of 34%, no payment of dividends, expected life of 2 years and risk-free interest rate of 5.67%. The grant date fair value of each purchase right granted in 1999 was $6.29.

                                COX RADIO, INC.

     During 1997, Cox Radio adopted an Employee Stock Purchase Plan, under which Cox Radio was authorized to issue purchase rights totaling 1,050,000 shares of Class A common stock to substantially all employees who were employed on December 1, 1996 and who worked at least 20 hours per week. Pursuant to this plan, Cox Radio issued purchase rights totaling 558,354 shares of Class A common stock. Under the terms of this plan, the purchase price ($5.79 per share) was 85% of the market value on May 1, 1997, and employees were allowed to purchase the shares via payroll deductions through August 1, 1999. During 1999 17,367 shares were issued to employees under the plan due to cancellation of employees' participation in the plan or termination of employment. Upon conclusion of the 1997 plan on August 2, 1999, 456,336 shares of Class A common stock were issued to the remaining plan participants. The fair value of the employees' purchase rights granted in 1997 was estimated using the Black-Scholes model with the following assumptions: expected volatility of 32%, no payment of dividends, expected life of 2 years and risk-free interest rate of 5.4%. The grant date fair value of each purchase right granted in 1997 was $2.09.

  Cox Radio Amended and Restated Long-Term Incentive Plan

     Pursuant to the Amended and Restated Long-Term Incentive Plan (the "LTIP"), executive officers and certain employees of Cox Radio who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance shares and awards consisting of combinations of such incentives. Cox Radio has reserved 13,200,000 shares of Class A common stock for issuance under this plan.

     Subject to the maximum shares reserved under the LTIP, no individual may receive a stock option covering more than 500,000 shares of Class A common stock in any year nor be granted more than 250,000 shares of Class A common stock, in any combination of performance awards, restricted stock or other stock-based awards that are subject to performance criteria in any year. The maximum payout for any individual for a performance award paid in cash is 100% of his or her base salary as of the beginning of the year of the performance award payment.

     Upon the closing of Cox Radio's initial public offering, certain Cox Enterprises Unit Appreciation Plan units awarded in 1994 that would have matured in 1999 were converted to 335,919 restricted shares of Class A common stock issued pursuant to the LTIP based on the calculated appreciation of the units and the quoted market price at the date of conversion. These restricted shares remained unvested until the end of the original five year Unit Appreciation Plan appreciation period. In January 1999, Cox Radio reacquired 119,856 shares of previously restricted Class A common stock for cash consideration of approximately $1.7 million used to pay employee withholding taxes.

     Options granted under the LTIP vest 60% after three years from the date of grant, 80% after four years from the date of grant and 100% after five years from the date of grant and expire ten years from the date of grant. An accelerated vesting schedule has been provided such that the options become fully vested if the market value of the shares exceeds the exercise price by 140% for ten consecutive trading days. Vesting of the options granted during 1999 was accelerated during 1999 based upon this schedule. Because the exercise price of stock options awarded during 2001, 2000 and 1999 equaled or exceeded the then current market price of Cox Radio Class A common stock, no compensation cost has been recognized for these options. The fair value of the options granted during 2001, 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 41% to 43% for 2001, 32% and 36% for 2000, and 34% for 1999, no dividend yield, risk-free interest rate of 4.9% for 2001, 6.7% for 2000 and 4.8% for 1999, and expected life of 6 years. A summary of the status of

                                COX RADIO, INC.

Cox Radio's stock options granted under the Long-Term Incentive Plan as of December 31, 2001, 2000 and 1999 and changes during the years ending on those dates is presented below:

                                  2001                          2000                          1999
                       ---------------------------   ---------------------------   ---------------------------
                                       WEIGHTED                      WEIGHTED                      WEIGHTED
                                       AVERAGE                       AVERAGE                       AVERAGE
                         SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                       ----------   --------------   ----------   --------------   ----------   --------------
Outstanding at
  beginning of
  year...............   2,293,768       $18.35        1,668,231       $10.04        1,779,330       $ 7.99
Granted..............   1,342,943        21.84          970,374        31.66          609,468        13.92
Exercised............    (384,767)        8.26         (256,892)       10.08         (627,093)        9.08
Cancelled............    (228,060)       25.84          (87,945)       31.54          (93,474)       13.71
                       ----------                    ----------                    ----------
Outstanding at end of
  year...............   3,023,884       $20.62        2,293,768       $18.35        1,668,231       $10.04
                       ==========                    ==========                    ==========
Options exercisable
  at year-end........   1,026,032       $10.69        1,410,739       $10.03        1,668,231       $10.04
Weighted-average fair
  value of options
  granted during the
  year...............  $    10.33                    $    14.16                    $     5.82

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                     OPTIONS OUTSTANDING
                                      WEIGHTED-AVERAGE
   RANGE OF      NUMBER OF OPTIONS        REMAINING        NUMBER OF OPTIONS
EXERCISE PRICES     OUTSTANDING       CONTRACTUAL LIFE        EXERCISABLE
---------------  -----------------   -------------------   -----------------
$ 6.17 -  8.46         430,526               4.9                 430,526
$13.39 - 20.57         596,180               6.6                 595,446
$21.81 - 25.53       1,207,479               9.0                       0
    $31.66             789,699               8.0                      60
                     ---------                                 ---------
                     3,023,884                                 1,026,032
                     =========                                 =========

                                COX RADIO, INC.

     Had compensation cost for the Long-Term Incentive Plan and Employee Stock Purchase Plans been determined on the fair value at the grant dates for awards in 2001, 2000 and 1999 consistent with the provisions of Statement of Financial Accounting Standards No. 123, Cox Radio's net income and net income per share would have been reduced to the pro forma amounts indicated below, based on the assumptions discussed above:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001       2000      1999
                                                         -------   --------   -------
                                                            (AMOUNTS IN THOUSANDS,
                                                          EXCEPT PER SHARE AMOUNTS)
Income before cumulative effect of accounting
  change -- as reported................................  $21,478   $305,937   $55,260
Cumulative effect of accounting change.................     (787)        --        --
                                                         -------   --------   -------
Net income -- as reported..............................  $20,691   $305,937   $55,260
                                                         =======   ========   =======
Net income per share before cumulative effect of
  accounting change -- basic -- as reported............  $  0.22   $   3.28   $  0.64
Cumulative effect of accounting change.................    (0.01)        --        --
                                                         -------   --------   -------
Net income per share -- basic -- as reported...........  $  0.21   $   3.28   $  0.64
                                                         =======   ========   =======
Net income per share before cumulative effect of
  accounting change -- diluted -- as reported..........  $  0.22   $   3.26   $  0.64
Cumulative effect of accounting change.................    (0.01)        --        --
                                                         -------   --------   -------
Net income per share -- diluted -- as reported.........  $  0.21   $   3.26   $  0.64
                                                         =======   ========   =======
Income before cumulative effect of accounting
  change -- Pro Forma..................................  $16,591   $303,277   $51,337
Cumulative effect of accounting change.................     (787)        --        --
                                                         -------   --------   -------
Net income -- Pro Forma................................  $15,804   $303,277   $51,337
                                                         =======   ========   =======
Net income per share before cumulative effect of
  accounting change -- basic -- pro forma..............  $  0.17   $   3.25   $  0.60
Cumulative effect of accounting change.................    (0.01)        --        --
                                                         -------   --------   -------
Net income per share -- basic -- pro forma.............  $  0.16   $   3.25   $  0.60
                                                         =======   ========   =======
Net income per share before cumulative effect of
  accounting change -- basic -- pro forma..............  $  0.17   $   3.23   $  0.59
Cumulative effect of accounting change.................    (0.01)        --        --
                                                         -------   --------   -------
Net income per share -- basic -- pro forma.............  $  0.16   $   3.23   $  0.59
                                                         =======   ========   =======

13. TRANSACTIONS WITH AFFILIATED COMPANIES

     Cox Radio borrows funds for working capital and other needs from Cox Enterprises. Certain management services are provided to Cox Radio by Cox Enterprises. Such services include legal, corporate secretarial, tax, treasury, internal audit, risk management, benefits administration and other support services and fees charged by Cox Enterprises for such services are included in corporate general and administrative expenses in the Consolidated Statements of Operations. Cox Radio was allocated expenses for the years ended December 31, 2001, 2000 and 1999 of approximately $3.1 million, $3.4 million, and $2.7 million, respectively, related to these services. Cox Radio pays rent and certain other occupancy costs to Cox Enterprises for office facilities. Related rent and occupancy expense was approximately $0.1 million for each of the years ended December 31, 2001, 2000 and 1999. Corporate general and administrative expense allocations are based on a specified percentage of expenses related to the services provided to Cox

                                COX RADIO, INC.

Radio in relation to those provided to other subsidiaries of Cox Enterprises. Rent and occupancy expense is allocated based on occupied space. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had Cox Radio contracted directly with unrelated third parties. Management has not made a study or any attempt to obtain quotes from unrelated third parties to determine what the cost of obtaining such services from third parties would have been. The fees and expenses to be paid by Cox Radio to Cox Enterprises are subject to change.

     The amounts due from (to) Cox Enterprises are generally due on demand and represent the net of various transactions, including those described above. The amounts due from Cox Enterprises totaled $1.1 million and $17.3 million as of December 31, 2001 and 2000, respectively. Cox Radio is paid or pays interest on the daily intercompany balance based on Cox Enterprises' commercial paper rate plus .40%. The rates used during 2001 ranged from 2.9% to 7.2%.

     Included in the amounts due from (to) Cox Enterprises are the following transactions:

                                                              (AMOUNTS IN THOUSANDS)
                                                              ----------------------
Intercompany due from Cox Enterprises, December 31, 1998....        $  30,292
  Cash transferred to Cox Enterprises.......................          250,059
  Acquisitions..............................................         (232,278)
  Borrowings on revolver....................................          119,870
  Net operating expense allocations and reimbursements......         (185,081)
                                                                    ---------
Intercompany due to Cox Enterprises, December 31, 1999......          (17,138)
                                                                    ---------
  Cash transferred to Cox Enterprises.......................          284,308
  Acquisitions..............................................         (814,865)
  Borrowings on revolver....................................          334,686
  Net proceeds from issuance of Class A Common Stock........          344,199
  Net operating expense allocations and reimbursements......         (113,922)
                                                                    ---------
Intercompany due from Cox Enterprises, December 31, 2000....           17,268
                                                                    ---------
  Cash transferred to Cox Enterprises.......................          305,523
  Acquisitions..............................................          (50,216)
  Payments on revolver......................................         (300,000)
  Net proceeds from issuance of Senior Notes................          249,667
  Net operating expense allocations and reimbursements......         (221,158)
                                                                    ---------
Intercompany due from Cox Enterprises, December 31, 2001....        $   1,084
                                                                    =========

     Cox Radio has estimated that the carrying value of its intercompany advances approximates fair value, given the short-term nature of these advances.

     Cox Radio participates in Cox Enterprises' cash management system, whereby the bank sends daily notification of Cox Radio's checks presented for payment. Cox Enterprises transfers funds from other sources to cover Cox Radio's checks presented for payment. Book overdrafts of $4.8 million existed at December 31, 2001 and 2000 as a result of Cox Radio's checks outstanding. These book overdrafts are classified as accounts payable in the accompanying balance sheets.

     Cox Radio has entered into leases with Cox Broadcasting with respect to studio and tower site properties in Atlanta and Dayton that are used for Cox Radio's operations in those markets. The annual rental cost in the aggregate was approximately $0.6 million for each of the years ended December 31, 2001 and 2000 and approximately $0.5 million for the year ended December 31, 1999.

                                COX RADIO, INC.

     In July 2000, Cox Radio entered into a cross-promotional agreement with Cox Interactive Media (CIM), a wholly owned subsidiary of Cox Enterprises. Cox Radio agreed to provide radio and Internet advertising to CIM over a three-year period in common markets, and CIM agreed to provide Internet advertising on its city Web sites in those markets. The remaining estimated fair value of the agreement is $2 million in both income and expense. Cox Radio recognized approximately $1.6 million and $0.8 million in both income and expense related to the agreement during 2001 and 2000, respectively.

14. SUPPLEMENTAL CASH FLOW INFORMATION

                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                (AMOUNTS IN THOUSANDS)
Additional cash flow information:
  Cash paid for interest....................................  $46,383   $34,021   $22,383
  Cash paid for income taxes................................  $   696   $22,835   $14,758

15. GUARANTOR FINANCIAL INFORMATION

     As discussed in Note 9, CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, is the sole guarantor of Cox Radio's $200 million aggregate principal amount of notes due in 2003 and 2005 pursuant to a full and unconditional guarantee. CXR Holdings is comprised primarily of non-operating assets, including Federal Communications Commission licenses, permits and authorizations and cash royalties. The following table sets forth condensed consolidating financial information for Cox Radio and CXR Holdings as of December 31, 2001 and December 31, 2000 and for each of the three years in the period ended December 31, 2001.

                                                                AS OF DECEMBER 31, 2001
                                                 -----------------------------------------------------
                                                 COX RADIO    CXR HOLDINGS   ELIMINATIONS     TOTAL
                                                 ----------   ------------   ------------   ----------
                                                                (AMOUNTS IN THOUSANDS)
Total assets...................................  $2,262,563     $742,328      $(718,204)    $2,286,687
                                                 ==========     ========      =========     ==========
Total liabilities..............................  $1,245,226     $     --      $ (19,792)    $1,225,434
                                                 ==========     ========      =========     ==========
Total shareholders' equity.....................  $1,017,337     $742,328      $(698,412)    $1,061,253
                                                 ==========     ========      =========     ==========

                                                               YEAR ENDED DECEMBER 31, 2001
                                                    --------------------------------------------------
                                                    COX RADIO   CXR HOLDINGS   ELIMINATIONS    TOTAL
                                                    ---------   ------------   ------------   --------
                                                                  (AMOUNTS IN THOUSANDS)
Net revenues......................................  $395,303      $    --         $   --      $395,303
Costs and expenses................................   309,686       17,489             --       327,175
Other (expense) income............................  (116,558)      68,601             --       (47,957)
Income tax benefit................................    (1,307)          --             --        (1,307)
Cumulative effect of accounting change, net of
  tax.............................................      (787)          --             --          (787)
                                                    --------      -------         ------      --------
Net (loss) income.................................  $(30,421)     $51,112         $   --      $ 20,691
                                                    ========      =======         ======      ========

                                                                AS OF DECEMBER 31, 2000
                                                 -----------------------------------------------------
                                                 COX RADIO    CXR HOLDINGS   ELIMINATIONS     TOTAL
                                                 ----------   ------------   ------------   ----------
                                                                (AMOUNTS IN THOUSANDS)
Total assets...................................  $2,344,882     $647,347      $(674,407)    $2,317,822
                                                 ==========     ========      =========     ==========
Total liabilities..............................  $1,303,928     $     --      $ (19,864)    $1,284,064
                                                 ==========     ========      =========     ==========
Total shareholders' equity.....................  $1,040,954     $647,347      $(654,543)    $1,033,758
                                                 ==========     ========      =========     ==========

                                COX RADIO, INC.

                                                             YEAR ENDED DECEMBER 31, 2000
                                                  ---------------------------------------------------
                                                  COX RADIO   CXR HOLDINGS   ELIMINATIONS     TOTAL
                                                  ---------   ------------   ------------   ---------
                                                                (AMOUNTS IN THOUSANDS)
Net revenues....................................  $ 369,404     $    --         $   --      $ 369,404
Costs and expenses..............................   (208,993)     12,424             --       (196,569)
Other income (expense)..........................    (89,972)     58,483             --        (31,489)
Income tax expense..............................    228,547          --             --        228,547
                                                  ---------     -------         ------      ---------
Net income......................................  $ 259,878     $46,059         $   --      $ 305,937
                                                  =========     =======         ======      =========

                                                               YEAR ENDED DECEMBER 31, 1999
                                                    --------------------------------------------------
                                                    COX RADIO   CXR HOLDINGS   ELIMINATIONS    TOTAL
                                                    ---------   ------------   ------------   --------
                                                                  (AMOUNTS IN THOUSANDS)
Net revenues......................................  $300,494      $    --         $   --      $300,494
Costs and expenses................................   178,042        4,518             --       182,560
Other income (expense)............................   (63,344)      40,236             --       (23,108)
Income tax expense................................    39,566           --             --        39,566
                                                    --------      -------         ------      --------
Net income........................................  $ 19,542      $35,718         $   --      $ 55,260
                                                    ========      =======         ======      ========

16. CONTINGENCIES

     In October 1999, the Radio Music License Committee, of which Cox Radio is a participant, filed a motion in the New York courts against Broadcast Music, Inc. commencing a rate-making proceeding, on behalf of the radio industry, seeking a determination of fair and reasonable industry-wide license fees. Cox Radio is currently operating under interim license agreements for the period commencing January 1, 1997 at the rates and terms reflected in prior agreements. Cox Radio's management estimates that the impact of an unfavorable outcome of the motion will not materially impact the financial position, results of operations or cash flows.

     On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys' fees, on behalf of each person "throughout the State of Georgia" who received an unsolicited pre-recorded telephone message in October 1999 delivering an "advertisement" from a Cox Radio radio station. On October 30, 2001, the parties entered into a consent agreement staying all proceedings until the earlier of either six months, or a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. Cox Radio intends to defend this action vigorously, although the outcome cannot be predicted at this time.

     Cox Radio and its controlling shareholder, Cox Broadcasting, Inc., have been sued in Georgia federal court by broadcast station broker Force Communications for breach of contract and other theories involving a failure to pay the broker a commission allegedly due on two transactions involving an Atlanta radio station and certain Cox Broadcasting-controlled subsidiaries, including Cox Radio. The suit seeks contract damages in excess of $5,000,000 plus interest, costs, expenses and attorney's fees. The defendants deny that they breached any such contract and intend to defend this matter vigorously. Discovery has concluded, the parties have filed cross-motions for summary judgment and these motions are pending. The outcome of this matter cannot be predicted at this time.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to Cox Radio's Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents incorporated by reference or filed with this Report

     (1) Audited Consolidated Balance Sheets as of December 31, 2001 and 2000 and Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2001.

     (2) Schedule II -- Valuation and qualifying accounts

     (3) Exhibits required to be filed by Item 601 of Regulation S-K:

     Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   1.1    --   Underwriting Agreement, dated as of February 12, 2001, by
               and among Cox Radio, Inc., Salomon Smith Barney Inc.,
               Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY
               Capital Markets, Inc., Commerzbank Capital Markets Corp.,
               Dresdner Kleinwort Benson North America LLC and First Union
               Securities, Inc.(1)
   2.1    --   Asset Exchange Agreement dated August 30, 1999 by and among
               Cox Radio, Inc. and AMFM Inc.(2)
   2.2    --   Letter dated as of August 30, 1999 by and among Cox Radio,
               Inc. and AMFM Inc.(3)
   2.3    --   Merger Agreement dated March 14, 2000 by and among Marlin
               Broadcasting, Inc., Cox Radio, Inc., Cox Miami Merger Sub,
               Inc. and Marling Broadcasting, LLC.(4)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.4    --   Asset Purchase Agreement dated March 3, 2000 by and among
               Clear Channel Broadcasting, Inc., Clear Channel Broadcasting
               Licenses, Inc., Citicasters Co., Capstar Radio Operating
               Company, Capstar TX Limited Partnership, AMFM Texas
               Broadcasting, L.P., AMFM Texas Licenses Limited Partnership,
               Cox Radio, Inc. and CXR Holdings, Inc.(5)
   2.5    --   Asset Exchange Agreement dated as of May 31, 2000 by and
               among Cox Radio, Inc., CXR Holdings, Inc., Salem
               Communications Corporation and South Texas Broadcasting,
               Inc.(6)
   2.6    --   Letter dated May 31, 2000 by and among Cox Radio, Inc., CXR
               Holdings, Inc., Salem Communications Corporation and South
               Texas Broadcasting, Inc.(7)
   2.7    --   Letter dated June 7, 2000 by and among Cox Radio, Inc., CXR
               Holdings, Inc., Salem Communications Corporation and South
               Texas Broadcasting, Inc.(8)
   2.8    --   Stock Purchase Agreement dated as of June 7, 2000 by and
               among Midwestern Broadcasting Company, Inc., the
               stockholders of Midwestern Broadcasting Company, Inc. and
               Cox Radio, Inc.(9)
   2.9    --   Asset Purchase Agreement dated November 8, 2000 between and among Cox Radio, Inc., CXR Holdings, Inc. and Radio One,
               Inc.(10)
   3.1    --   Amended and Restated Certificate of Incorporation of Cox
               Radio, Inc.(11)
   3.2    --   Certificate of Amendment of Certificate of Incorporation of
               Cox Radio, Inc.(12)
   3.3    --   Amended and Restated Bylaws of Cox Radio, Inc.(13)
   4.1    --   Indenture dated as of May 26, 1998 between Cox Radio, Inc.,
               The Bank of New York, WSB, Inc., and WHIO, Inc.(14)
   4.2    --   Supplemental Indenture dated as of February 1, 1999 by and among trustee, Cox Radio, Inc. and CXR Holdings, Inc.(15)
   4.3    --   Form of Global Note.(16)
  10.1    --   364-Day Credit Agreement dated as of June 30, 2000 among Cox
               Radio, Inc., the Banks party thereto, The Chase Manhattan
               Bank, as Administrative Agent, Bank of America, N.A., as
               Syndications Agent, and Citibank, N.A., as Documentation
               Agent.(17)
  10.2    --   Amended and Restated 364-Day Credit Agreement dated as of
               June 29, 2001 among Cox Radio, Inc., the Banks party
               thereto, The Chase Manhattan Bank, as Administrative Agent,
               Bank of America, N.A. and Fleet National Bank, as
               Syndication Agents, and Citibank, N.A. and Mizuho Bank, as
               Documentation Agents.(18)
  10.3    --   Five-Year Credit Agreement dated as of June 30, 2000 among
               Cox Radio, Inc., the Banks referred to therein, The Chase
               Manhattan Bank, as Administrative Agent, Bank of America,
               N.A., as Syndications Agent, and Citibank, N.A., as
               Documentation Agent.(19)
  10.4    --   First Amendment dated as of June 29, 2001 to the Five-Year
               Credit Agreement dated as of June 30, 2000 among Cox Radio,
               Inc., the Banks party thereto, The Chase Manhattan Bank, as
               Administrative Agent, Bank of America, N.A., as Syndications
               Agent, and Citibank, N.A., as Documentation Agent.(20)
  10.5    --   Second Amendment dated as of December 17, 2001 to the
               Five-Year Credit Agreement dated as of June 30, 2000 among
               Cox Radio, Inc., the Banks party thereto, The Chase
               Manhattan Bank, as Administrative Agent, Bank of America,
               N.A., as Syndications Agent, and Citibank, N.A., as
               Documentation Agent.
  10.6    --   Cox Radio, Inc. Amended and Restated Long-Term Incentive
               Plan.(21)
  10.7    --   Cox Radio, Inc. Restricted Stock Plan for Non-Employee
               Directors.(22)
  10.8    --   Separation Agreement with Robert B. Green, dated as of
               August 30, 2001.(23)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  21      --   Subsidiaries of the Registrant.
  23.1    --   Consent of Deloitte & Touche LLP.
  24.1    --   Power of Attorney (included on page 58).

---------------

 (1) Incorporated by reference to Exhibit 1.1 of Cox Radio's Report on Form 8-K dated February 16, 2001.
 (2) Incorporated by reference to Exhibit 99.1 of Cox Radio's Report on Form 8-K dated September 17, 1999.
 (3) Incorporated by reference to Exhibit 99.2 of Cox Radio's Report on Form 8-K dated September 17, 1999.
 (4) Incorporated by reference to Exhibit 2.2 of Cox Radio's Report on Form 8-K dated April 19, 2000.
 (5) Incorporated by reference to Exhibit 2.3 of Cox Radio's Report on Form 8-K dated April 19, 2000.
 (6) Incorporated by reference to Exhibit 10.5 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.
 (7) Incorporated by reference to Exhibit 10.6 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.
 (8) Incorporated by reference to Exhibit 10.7 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.
 (9) Incorporated by reference to Exhibit 10.8 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.
(10) Incorporated by reference to Exhibit 2.9 of Cox Radio's Report on Form 10-Q for the period ending September 30, 2000.
(11) Incorporated by reference to the corresponding exhibit of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
(12) Incorporated by reference to Exhibit 3.2 of Cox Radio's Form 8-A12B/A filed on February 15, 2002.
(13) Incorporated by reference to Exhibit 3.2 of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737).
(14) Incorporated by reference to Exhibit 4.1 of Cox Radio's Registration Statement on Form S-4 (Commission File No. 333-61179).
(15) Incorporated by reference to the corresponding exhibit of Cox Radio's Report on Form 10-Q for the period ending March 31, 1999 (Commission File No. 1-12187).
(16) Incorporated by reference to Exhibit 4.1 of Cox Radio's Report on Form 8-K dated February 16, 2001.
(17) Incorporated by reference to Exhibit 10.9 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000
(18) Incorporated by reference to Exhibit 10.2 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2001.
(19) Incorporated by reference to Exhibit 10.10 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2000.
(20) Incorporated by reference to Exhibit 10.3 of Cox Radio's Report on Form 10-Q for the period ending June 30, 2001.
(21) Incorporated by reference to Appendix B of Cox Radio's Definitive Proxy Statement on Schedule 14A dated March 29, 2001 (management contract or compensation plan).
(22) Incorporated by reference to Exhibit 10.11 of Cox Radio's Registration Statement on Form S-1 (Commission File No. 333-08737) (management contract or compensation plan).
(23) Management contract or compensation plan.

     (b) Reports on Form 8-K.

     On December 21, 2001, Cox Radio filed a Current Report on Form 8-K announcing the election of G. Dennis Berry to the Cox Radio Board of Directors (thereby increasing the number of directors to nine) and James C. Kennedy as Chairman of the Board of Directors, each effective January 1, 2002.

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

Date: March 19, 2002

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ JAMES C. KENNEDY                   Chairman of the Board of         March 19, 2002
-----------------------------------------------------    Directors
                  James C. Kennedy

                 /s/ ROBERT F. NEIL                    President and Chief Executive    March 19, 2002
-----------------------------------------------------    Officer; Director (principal
                   Robert F. Neil                        executive officer)

                /s/ NEIL O. JOHNSTON                   Vice-President and Chief         March 19, 2002
-----------------------------------------------------    Financial Officer (principal
                  Neil O. Johnston                       accounting officer and
                                                         principal financial officer)

                /s/ DAVID E. EASTERLY                  Director                         March 19, 2002
-----------------------------------------------------
                  David E. Easterly

               /s/ ERNEST D. FEARS, JR                 Director                         March 19, 2002
-----------------------------------------------------
                Ernest D. Fears, Jr.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----


                 /s/ PAUL M. HUGHES                    Director                         March 19, 2002
-----------------------------------------------------
                   Paul M. Hughes

                 /s/ MARC W. MORGAN                    Director                         March 19, 2002
-----------------------------------------------------
                   Marc W. Morgan

               /s/ RICHARD A. FERGUSON                 Director                         March 19, 2002
-----------------------------------------------------
                 Richard A. Ferguson

               /s/ NICHOLAS D. TRIGONY                 Director                         March 19, 2002
-----------------------------------------------------
                 Nicholas D. Trigony

                 /s/ G. DENNIS BERRY                   Director                         March 19, 2002
-----------------------------------------------------
                   G. Dennis Berry

                                                                     SCHEDULE II

                                COX RADIO, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

FOR THE FISCAL  BALANCE AS OF   ASSUMED IN    CHARGES TO                BALANCE AS OF
YEARS ENDED       BEGINNING      BUSINESS     COSTS AND                    END OF
DECEMBER 31       OF PERIOD     COMBINATION    EXPENSES    DEDUCTIONS      PERIOD
--------------  -------------   -----------   ----------   ----------   -------------
                               (AMOUNTS IN THOUSANDS)
     2001          $3,477         $   --        $5,217       $4,158        $4,536
     2000          $2,966         $   --        $3,297       $2,786        $3,477
     1999          $2,862         $   --        $1,772       $1,668        $2,966