Form 10-Q
period 2002-03-31
COX RADIO INC
filed 2002-05-13
CIK 1018522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes   ☒   No   ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

There were 41,416,927 shares of Class A Common Stock outstanding as of April 30, 2002.

There were 58,733,016 shares of Class B Common Stock outstanding as of April 30, 2002.

COX RADIO, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

		Page

	Part I – Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

	Part II — Other Information
Item 1.	Legal Proceedings	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cox Radio, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2002	2001

	(Amounts in thousands)
Assets
Current Assets:
Cash and cash equivalents	$13,237	$7,961
Accounts and notes receivable, less allowance for doubtful accounts of $3,521 and $4,536, respectively	70,665	81,185
Prepaid expenses and other current assets	12,111	9,245

Total current assets	96,013	98,391
Plant and equipment, net	79,954	80,106
Intangible assets, net	2,071,954	2,095,671
Amounts due from Cox Enterprises, Inc.	940	1,084
Other assets	10,592	11,435

Total assets	$2,259,453	$2,286,687

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$27,966	$23,124
Accrued salaries and wages	5,653	5,921
Accrued interest	7,220	8,092
Income taxes payable	7,598	8,012
Other current liabilities	4,283	3,876

Total current liabilities	52,720	49,025
Notes payable	684,488	704,450
Deferred income taxes	461,834	468,022
Other long term liabilities	2,906	3,937

Total liabilities	1,201,948	1,225,434

Commitments and contingencies (Note 3)
Shareholders’ Equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, None outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 41,407,321 and 41,270,189 shares outstanding at March 31, 2002 and December 31, 2001, respectively	13,665	13,619
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares outstanding at March 31, 2002 and December 31, 2001	19,382	19,382
Additional paid-in capital	621,033	618,803
Accumulated other comprehensive loss, net of tax	(1,441)	(2,059)
Retained earnings	406,549	413,163

	1,059,188	1,062,908
Less: Class A common stock held in treasury (121,194 and 120,041 shares at cost at March 31, 2002 and December 31, 2001, respectively)	(1,683)	(1,655)

Total shareholders’ equity	1,057,505	1,061,253

Total liabilities and shareholders’ equity	$2,259,453	$2,286,687

See notes to unaudited consolidated financial statements.

Cox Radio, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Amounts in thousands,
	except per share data)
Net revenues:
Local	$62,899	$63,077
National	18,009	18,293
Other	5,122	5,155

Total net revenues	86,030	86,525
Costs and expenses:
Operating	19,866	20,234
Selling, general and administrative	36,115	36,462
Corporate general and administrative	4,101	3,644
Depreciation	3,002	3,076
Amortization	30	14,811
Loss on sales of assets	357	126
Loss (gain) on sales of radio stations	151	(2,418)

Operating income	22,408	10,590

Other income (expense):
Interest income	8	1,070
Interest expense	(10,189)	(14,089)
Other — net	(118)	(121)

Income (loss) before income taxes and cumulative effect of accounting change	12,109	(2,550)
Current income tax expense (benefit)	2,053	(218)
Deferred income tax expense (benefit)	2,736	(975)

Total income tax expense (benefit)	4,789	(1,193)
Income (loss) before cumulative effect of accounting change	7,320	(1,357)
Cumulative effect of accounting change, net of tax	(13,934)	(787)

Net loss	$(6,614)	$(2,144)

Basic net income (loss) per share
Income (loss) before cumulative effect of accounting change	$0.07	$(0.01)
Cumulative effect of accounting change	(0.14)	(0.01)

Net loss per common share	$(0.07)	$(0.02)

Diluted net income (loss) per share
Income (loss) before cumulative effect of accounting change	$0.07	$(0.01)
Cumulative effect of accounting change	(0.14)	(0.01)

Net loss per common share	$(0.07)	$(0.02)

Weighted average basic common shares outstanding	100,037	99,488

Weighted average diluted common shares outstanding	100,537	99,488

See notes to unaudited consolidated financial statements.

Cox Radio, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

						Accumulated
	Class A		Class B		Additional	Other
	Common Stock		Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Total

						(Amounts in thousands)
Balance at December 31, 2001	41,270	$13,619	58,733	$19,382	$618,803	$(2,059)	$413,163	120	$(1,655)	$1,061,253

Comprehensive loss:
Net loss	—	—	—	—	—	—	(6,614)	—	—	(6,614)
Unrealized gain on interest rate swaps	—	—	—	—	—	575	—	—	—	575
Reclassification to earnings of transition adjustments	—	—	—	—	—	43	—	—	—	43

Comprehensive loss	—	—	—	—	—	—	—	—	—	(5,996)

Repurchase of Class A common stock	—	—	—	—	—	—	—	1	(28)	(28)
Issuance of Class A common stock related to incentive plans including tax benefit	137	46	—	—	2,230	—	—	—	—	2,276

Balance at March 31, 2002	41,407	$13,665	58,733	$19,382	$621,033	$(1,441)	$406,549	121	$(1,683)	$1,057,505

See notes to unaudited consolidated financial statements.

Cox Radio, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(6,614)	$(2,144)
Items not requiring cash:
Depreciation	3,002	3,076
Amortization	30	14,811
Deferred income taxes	2,736	(975)
Tax benefit from exercise of stock options	966	487
Loss on sales of assets	357	126
Loss (gain) on sales of radio stations	151	(2,418)
Cumulative effect of accounting change, net of tax	13,934	787
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Decrease in accounts receivable	10,408	12,500
(Decrease) increase in accounts payable and accrued expenses	(92)	713
Decrease in accrued salaries and wages	(268)	(917)
(Decrease) increase in accrued interest	(872)	3,292
Decrease in income taxes payable	(414)	(468)
Other, net	(2,217)	(1,609)

Net cash provided by operating activities	21,107	27,261

Cash flows from investing activities:
Capital expenditures	(3,256)	(2,931)
Acquisitions and related expenses, net of cash acquired	(312)	(50,908)
Decrease in other long-term assets	629	409
Proceeds from sales of assets	1	26
Proceeds from sales of radio stations	530	5,000
Change in amounts due to/from Cox Enterprises, Inc.	144	229

Net cash used in investing activities	(2,264)	(48,175)

Cash flows from financing activities:
Net (payments) borrowings of revolving credit facilities	(19,962)	24,545
Proceeds from stock options exercised	1,310	982
Increase in book overdrafts	5,113	648
Repurchase of Class A common stock	(28)	—
Payment of debt issuance costs	—	(1,813)

Net cash (used in) provided by financing activities	(13,567)	24,362

Net increase in cash and cash equivalents	5,276	3,448
Cash and cash equivalents at beginning of period	7,961	6,950

Cash and cash equivalents at end of period	$13,237	$10,398

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$11,061	$10,797
Income taxes	$1,501	$(236)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 and notes thereto contained in Cox Radio’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other period.

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

     The following acquisition and disposition activity has been entered into or consummated during the three months ended March 31, 2002 and through April 30, 2002.

     In January 2002, Cox Radio disposed of the assets of KRTR-AM (formerly KGMZ-AM) serving Honolulu, Hawaii for $0.6 million. The buyer of the station had been operating the station under a LMA since October 2001.

     In March 2002, Cox Radio entered into a definitive agreement to dispose of the assets of WBWL-AM serving Jacksonville, Florida for $2.5 million. Pending the receipt of all regulatory approvals, Cox Radio anticipates completing this disposition in the second quarter of 2002.

     In April 2002, Cox Radio entered into a definitive agreement to dispose of the assets of KCCN-AM serving Honolulu, Hawaii for $0.8 million. Pending the receipt of all regulatory approvals, Cox Radio anticipates completing this disposition in the second quarter of 2002.

     The following unaudited pro forma summary of operations presents the consolidated results of operations as if all consummated transactions had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had these transactions been made as of those dates or of results which may occur in the future.

	Three Months Ended
	March 31,

	2002	2001

	(Amounts in thousands,
	except per share data)
Net revenues	$85,927	$86,591

Net income before cumulative effect of accounting change	$7,320	$(3,004)
Cumulative effect of accounting change	(13,934)	(787)

Net income	$(6,614)	$(3,791)

Basic net income per share
Income before cumulative effect of accounting change	$0.07	$(0.03)
Cumulative effect of accounting change	(0.14)	(0.01)

Net income per common share	$(0.07)	$(0.04)

Diluted net income per share
Income before cumulative effect of accounting change	$0.07	$(0.03)
Cumulative effect of accounting change	(0.14)	(0.01)

Net income per common share	$(0.07)	$(0.04)

Basic pro forma shares outstanding	100,037	99,488

Diluted pro forma shares outstanding	100,537	99,488

3. COMMITMENTS AND CONTINGENCIES

     On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. On June 29, 2001, Cox Radio amended and restated its 364-day facility and amended its five-year facility. The 364-day facility was amended and restated to, among other things, extend the facility for another 364 days, which new term expires on June 28, 2002, and to revise the definition of interest expense. The five-year facility was amended similarly to revise the definition of interest expense and make certain other non-material changes. The interest rate for each facility is, at Cox Radio’s option, the greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior, long-term debt. Each facility includes a commitment fee on the unused portion of the total amount available of 0.1% to 0.25% based on the credit ratings of Cox Radio’s senior, long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At March 31, 2002, Cox Radio was in compliance with the covenants. Cox Radio’s credit facilities contain Events of Default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. At March 31, 2002, Cox Radio had approximately $235 million of outstanding indebtedness under the five-year facility with $115 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 2.535% at March 31, 2002. At December 31, 2001, Cox Radio had approximately $255 million of outstanding indebtedness under the five-year facility with $95 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 2.755% at December 31, 2001. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 6 for a discussion of Cox Radio’s interest rate swap agreements.

     Moody’s Investor Services is currently evaluating Cox Radio’s debt for a potential credit rating downgrade. Although Cox Radio is unsure of the outcome of this evaluation, management believes that a downgrade would not have a significant impact on Cox Radio’s future liquidity. The effect of a downgrade includes, but is not limited to, interest rate increases on its revolving credit facilities.

     Cox Radio has $450 million in outstanding public debt, as described below.

     Cox Radio has $100 million principal amount of its 6.25% notes due in 2003 outstanding and $100 million principal amount of its 6.375% notes due in 2005 outstanding. CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, is the guarantor of these notes. At March 31, 2002 and December 31, 2001, the estimated fair value of these notes was approximately $202.5 million and $205.8 million, respectively, based on quoted market prices.

     On May 2, 2000, Cox Radio’s universal shelf registration statement filed on Form S-3 with the Securities and Exchange Commission was declared effective. Under the universal shelf registration statement, Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A Common Stock, warrants, stock purchase contracts and stock purchase units of Cox Radio and preferred securities of the Cox Radio trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. At March 31, 2002 and December 31, 2001, $505.2 million has been used under the shelf registration.

     In February 2001, Cox Radio issued, under its universal shelf registration statement, $250 million aggregate principal amount of 6.625% Senior Notes due 2006. Cox Radio received proceeds of approximately $248.0 million and incurred offering expenses of approximately $0.3 million for net proceeds of approximately $247.7 million. Cox Radio used the entire proceeds to repay a portion of the outstanding indebtedness under its credit facilities. At March 31, 2002 and December 31, 2001, the estimated fair value of these notes was approximately $250.2 million and $256.8 million, respectively, based on quoted market prices.

     Cox Radio is the guarantor of certain acquisition debt of Honolulu Broadcasting, Inc. totaling $7.6 million. Honolulu Broadcasting, Inc. owns WARV-FM, serving Richmond, Virginia, and KGMZ-FM, serving Honolulu, Hawaii, and Cox Radio provides sales and marketing services under JSAs to these stations.

     In October 1999, the Radio Music License Committee, of which Cox Radio is a participant, filed a motion in the New York courts against Broadcast Music, Inc. to commence a rate-making proceeding on behalf of the radio industry and to seek a determination of fair and reasonable industry-wide license fees. Cox Radio is currently operating under interim license agreements for the period commencing January 1, 1997 at the rates and terms reflected in prior agreements. Cox Radio’s management estimates that the impact of an unfavorable outcome of the motion will not materially impact Cox Radio’s financial position, results of operations or cash flows.

     On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message in October 1999 delivering an “advertisement” from a Cox Radio radio station. On October 30, 2001, the parties entered into a consent agreement staying all proceedings through April 2002. On May 6, 2002, the parties jointly requested a further stay of all proceedings until the earlier of either six months, or a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. Cox Radio intends to defend this action vigorously, although the outcome cannot be predicted at this time.

     Cox Radio and its controlling shareholder, Cox Broadcasting, Inc., have been sued in Georgia federal court by broadcast station broker Force Communications for breach of contract and other theories involving a failure to pay the broker a commission allegedly due on two transactions involving an Atlanta radio station and certain Cox Broadcasting-controlled subsidiaries, including Cox Radio. The suit seeks contract damages in excess of $5,000,000 plus interest, costs, expenses and attorney’s fees. The defendants deny that they breached any such contract and intend to defend this matter vigorously. Discovery has concluded, the parties have filed cross-motions for summary judgment and these motions are pending. The outcome of this matter cannot be predicted at this time.

     Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

4. GUARANTOR FINANCIAL INFORMATION

     As discussed in Note 3, CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, is the sole guarantor of Cox Radio’s $200 million aggregate principal amount of notes due in 2003 and 2005 pursuant to a full and unconditional guarantee. CXR Holdings is comprised primarily of non-operating assets, including Federal Communications Commission licenses, permits and authorizations and cash royalties. The following table sets forth condensed consolidating financial information for Cox Radio and CXR Holdings as of March 31, 2002 and December 31, 2001 and for the three-month periods ended March 31, 2002 and 2001.

		As of March 31, 2002
	Cox Radio	CXR Holdings	Eliminations	Total

		(Amounts in thousands)
Total assets	$2,215,546	$756,368	$(712,461)	$2,259,453

Total liabilities	$1,215,997	$—	$(14,049)	$1,201,948

Total shareholders’ equity	$999,549	$756,368	$(698,412)	$1,057,505

		Three Months Ended March 31, 2002
	Cox Radio	CXR Holdings	Eliminations	Total

		(Amounts in thousands)
Net revenues	$86,030	$—	$—	$86,030
Costs and expenses	63,613	9	—	63,622
Other (expense) income	(24,348)	14,049	—	(10,299)
Income tax expense	4,789	—	—	4,789
Cumulative effect of accounting change, net of tax	(13,934)	—	—	(13,934)

Net (loss) income	$(20,654)	$14,040	$—	$(6,614)

		As of December 31, 2001
	Cox Radio	CXR Holdings	Eliminations	Total

		(Amounts in thousands)
Total assets	$2,262,563	$742,328	$(718,204)	$2,286,687

Total liabilities	$1,245,226	$—	$(19,792)	$1,225,434

Total shareholders’ equity	$1,017,337	$742,328	$(698,412)	$1,061,253

		Three Months Ended March 31, 2001
	Cox Radio	CXR Holdings	Eliminations	Total

	(Amounts in thousands)
Net revenues	$86,525	$—	$—	$86,525
Costs and expenses	71,597	4,338	—	75,935
Other (expense) income	(26,844)	13,704	—	(13,140)
Income tax (benefit)	(1,193)	—	—	(1,193)
Cumulative effect of accounting change, net of tax	(787)	—	—	(787)

Net (loss) income	$(11,510)	$9,366	$—	$(2,144)

5. EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

	Three Months Ended March 31,

	2002	2001

	(Amounts in thousands,
	except per share data)
Income (loss) before cumulative effect of accounting change	$7,320	$(1,357)
Cumulative effect of accounting change	(13,934)	(787)

Net loss	$(6,614)	$(2,144)

Basic Net Loss per Common Share
Weighted-average common shares outstanding	100,037	99,488

Income (loss) before cumulative effect of accounting change	$0.07	$(0.01)
Cumulative effect of accounting change	(0.14)	(0.01)

Basic net loss per common share	$(0.07)	$(0.02)

Diluted Net Loss per Common Share
Weighted-average common shares outstanding – basic	100,037	99,488
Shares issuable on exercise of dilutive options	3,710	—
Shares assumed to be purchased with proceeds of options	(3,282)	—
Shares issuable pursuant to Employee Stock Purchase Plan	271	—
Shares assumed to be purchased with proceeds from Employee Stock Purchase Plan	(199)	—

Shares applicable to diluted net loss per common share	100,537	99,488

Income (loss) before cumulative effect of accounting change	$0.07	$(0.01)
Cumulative effect of accounting change	(0.14)	(0.01)

Diluted net loss per common share	$(0.07)	$(0.02)

     Shares applicable to diluted net loss per common share for the three months ended March 31, 2001 are the same as the shares applicable to basic net loss per common share because no dilution of common stock equivalents is assumed in periods in which a net loss is recorded.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Cox Radio is exposed to fluctuations in interest rates. Cox Radio actively monitors these fluctuations and uses derivative instruments from time to time to manage such risk. In accordance with its risk management strategy, Cox Radio uses derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. Cox Radio’s use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings. Cox Radio had three interest rate swap agreements outstanding as of March 31, 2002, each of which are used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Although Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties, Cox Radio does not anticipate nonperformance by these counterparties nor would Cox Radio expect any such loss to be material.

     On January 1, 2001, Cox Radio adopted the Financial Accounting Standards Board’s (the “FASB”) Statement of Financial Accounting Standards (“Statement”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Statement No. 133, as amended, requires all derivative instruments to be measured at fair value and recognized as either assets or liabilities. In addition, all derivative instruments used in hedging transactions must be designated, reassessed and documented pursuant to the provisions of Statement No. 133, as amended.

     Under Statement No. 133, as amended, the accounting for changes in the fair values of derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

     Cox Radio’s three interest rate swap agreements qualify as cash flow hedges, and upon adoption of Statement No. 133, as amended, Cox Radio recognized a one-time after-tax transition adjustment to reduce earnings and increase accumulated other comprehensive loss by approximately $0.8 million and $0.7 million, respectively. These amounts were presented as a cumulative effect of change in accounting principle, net of tax, in the Consolidated Statements of Income and Shareholders’ Equity for the year ended December 31, 2001. The portion of the transition adjustment affecting earnings relates to the previously recorded fair values of the derivatives.

     During the three-month periods ended March 31, 2002 and 2001, there was no ineffective portion related to the changes in fair values of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. In addition, of the $0.7 million recorded as an increase in accumulated other comprehensive loss on January 1, 2001, approximately $76,000, before related income tax effects of approximately $33,000, was reclassified into earnings as interest expense during each quarter of 2001 and the first quarter of 2002. The balance of $0.6 million recorded in accumulated other comprehensive loss at March 31, 2002 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending March 31, 2003 is approximately $0.3 million, before related income tax effects of approximately $0.1 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

     At March 31, 2002, $75 million notional principal amount of the interest rate swap agreements was outstanding at an average rate of 6.28% per annum having an average maturity of 3 years. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable of $2.8 million and $3.8 million at March 31, 2002 and December 31, 2001, respectively. The fair value of the swap agreements at March 31, 2002 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain intangible assets not be amortized. Instead, these assets are to be reviewed annually for impairment and written down only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The provisions of Statement No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. Cox Radio adopted this Statement on January 1, 2002.

     In accordance with Statement No. 142, Cox Radio discontinued the amortization of FCC licenses and goodwill effective January 1, 2002. Upon adoption, Cox Radio also recognized an after-tax impairment charge of $13.9 million related to changes in valuation assumptions for FCC licenses in certain markets based on independent appraisals. A reconciliation of previously reported net income (loss) and earnings per share to the amounts adjusted for the exclusion of amortization of goodwill and indefinite-lived intangible assets net of the related income tax effect follows:

	Three Months Ended March 31,

	2002	2001

	(Amounts in thousands,
	except per share data)
Income (loss) before cumulative effect of accounting change	$7,320	$(1,357)
Cumulative effect of accounting change	(13,934)	(787)

Net loss	$(6,614)	$(2,144)

Income (loss) before cumulative effect of accounting change	$7,320	$(1,357)
Add: FCC license and goodwill amortization, net of tax	—	9,503

Adjusted income before cumulative effect of accounting change	$7,320	$8,146

Basic net income (loss) before cumulative effect of accounting change per common share
Income (loss) before cumulative effect of accounting change	$0.07	$(0.01)
FCC license and goodwill amortization, net of tax	—	0.09

Adjusted income before cumulative effect of accounting change	$0.07	$0.08

Diluted net income (loss) before cumulative effect of accounting change per common share
Income (loss) before cumulative effect of accounting change	$0.07	$(0.01)
FCC license and goodwill amortization, net of tax	—	0.09

Adjusted income before cumulative effect of accounting change	$0.07	$0.08

Net loss	$(6,614)	$(2,144)
Add: FCC license and goodwill amortization, net of tax	—	9,503

Adjusted (loss) income	(6,614)	7,359

Basic net income (loss) per share
Net loss	$(0.07)	$(0.02)
FCC license and goodwill amortization, net of tax	—	0.09

Adjusted net (loss) income	$(0.07)	$0.07

Diluted net income (loss) per share
Net loss	$(0.07)	$(0.02)
FCC license and goodwill amortization, net of tax	—	0.09

Adjusted net (loss) income	$(0.07)	$0.07

     The following table reflects the components of intangible assets as of March 31, 2002:

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets — other	$888	$386
Non-amortized intangible assets – FCC Licenses	$2,051,452	$—

     Amortization expense for the three months ended March 31, 2002 was less than $0.1 million. Cox Radio’s management currently believes that Cox Radio’s amortization expense for each of the five succeeding fiscal years will be approximately $0.2 million.

8. RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement No. 144 removes goodwill from its scope and retains the requirements of Statement No. 121 regarding the recognition of impairment losses on long-lived assets held for use. Statement No. 144 also supercedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Cox Radio adopted Statement No. 144 on January 1, 2002, and it did not have a material impact on its financial position, cash flows or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying unaudited historical Consolidated Statements of Income for the three-month periods ended March 31, 2002 and 2001.

     This report contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox Radio’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements, due to various risks, uncertainties or other factors. These factors include competition within the radio broadcasting industry, advertising demand in our markets, the possibility that advertisers may cancel or postpone schedules in response to political events, competition for audience share, our success in executing and integrating acquisitions, our ability to execute our Internet strategy effectively, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox Radio’s Annual Report on Form 10-K for the year ended December 31, 2001. Cox Radio assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

GENERAL

     Cox Radio is a leading national radio broadcast company whose business is acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 62% of the common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio.

     The performance of a radio station group such as Cox Radio is customarily measured by its ability to generate Broadcast Cash Flow, Adjusted EBITDA and Free Cash Flow. Broadcast Cash Flow is net revenues less station operating expenses. Adjusted EBITDA is operating income excluding the gains or losses on sales of assets and radio stations plus depreciation and amortization. Free Cash Flow is net income plus depreciation and amortization, deferred taxes, less capital expenditures and adjusted for non-recurring items. Although Broadcast Cash Flow, Adjusted EBITDA and Free Cash Flow are not recognized under accounting principles generally accepted in the United States of America, they are accepted by the broadcasting industry as generally recognized measures of performance and are used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, Cox Radio believes that these measures will be useful to investors. However, Broadcast Cash Flow, Adjusted EBITDA and Free Cash Flow should not be considered alternatives to operating income or cash flows from operating activities (as a measure of liquidity), each as determined in accordance with accounting principles generally accepted in the United States of America, or an indicator of Cox Radio’s performance under accounting principles generally accepted in the United States of America.

     The primary source of Cox Radio’s revenues is the sale of local and national advertising to be broadcast on its radio stations. Historically, approximately 73% and 23% of Cox Radio’s net revenues have been generated from local and national advertising, respectively. Cox Radio’s most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

     The following acquisition and disposition activity has been entered into or consummated during the three months ended March 31, 2002 and through April 30, 2002.

     In January 2002, Cox Radio disposed of the assets of KRTR-AM (formerly KGMZ-AM) serving Honolulu, Hawaii for $0.6 million. The buyer of the station had been operating the station under a LMA since October 2001.

     In March 2002, Cox Radio entered into a definitive agreement to dispose of the assets of WBWL-AM serving Jacksonville, Florida for $2.5 million. Pending the receipt of all regulatory approvals, Cox Radio anticipates completing this disposition in the second quarter of 2002.

     In April 2002, Cox Radio entered into a definitive agreement to dispose of the assets of KCCN-AM serving Honolulu, Hawaii for $0.8 million. Pending the receipt of all regulatory approvals, Cox Radio anticipates completing this disposition in the second quarter of 2002.

RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to three months ended March 31, 2001

     Net revenues for the first quarter of 2002 decreased $0.5 million to $86.0 million, a 0.6% decrease compared to the first quarter of 2001. Cox Radio’s local business remained stable with local revenues even with the first quarter of 2001, while national advertising was soft, decreasing almost 2% compared to the first quarter of 2001.

     Station operating expenses for the first quarter of 2002 decreased $0.7 million to $56.0 million, a decrease of 1.3% compared to the first quarter of 2001. This decrease in expenses was achieved through focused cost controls during the first quarter and includes increased promotional costs associated with the new format of WPYM-FM in Miami, Florida.

     Broadcast cash flow for the first quarter of 2002 increased $0.2 million to $30.0 million, a 0.7% increase over the first quarter of 2001, for the reasons discussed above.

     Corporate general and administrative expenses increased $0.5 million to $4.1 million primarily as a result of our enhanced regional operating management structure and one-time charges associated with a buy-out of certain programming contracts.

     Operating income for the first quarter of 2002 increased $11.8 million to $22.4 million, primarily as a result of the implementation of Statement No. 142 and for the reasons discussed above. The amortization expense for the first quarter of 2001 was $14.8 million and amortization expense for the first quarter of 2002 is less than $0.1 million.

     Interest expense during the first quarter of 2002 totaled $10.2 million, as compared to $14.1 million for the first quarter 2001, as a result of lower overall outstanding debt as well as a significant decrease in the interest rate on Cox Radio’s outstanding floating rate debt.

     Income taxes increased $6.0 million to an income tax expense of $4.8 million in the first quarter of 2002 compared to an income tax benefit of $1.2 million in the first quarter of 2001, primarily as a result of increased earnings in 2002 and partially offset by a decrease in the overall effective rate as a result of implementing Statement No. 142, which disallows the amortization of goodwill.

     Net loss for the first quarter of 2002 was $6.6 million, as compared to a net loss of $2.1 million for the first quarter of 2001, primarily as a result of a $13.9 million after-tax loss related to the cumulative effect of accounting change as a result of adopting Statement No. 142.

LIQUIDITY AND CAPITAL RESOURCES

     Cox Radio’s primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio’s operating activities and through borrowings under Cox Radio’s bank credit facilities. In addition, daily cash requirements have been funded through intercompany advances from Cox Enterprises under a revolving credit facility. Cox Radio’s borrowings under the Cox Enterprises revolving credit facility are typically repaid within 30 days and accrue interest at Cox Enterprises’ commercial paper rate plus 0.40%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Cox Radio had approximately $0.9 million and $1.1 million in amounts due from Cox Enterprises at March 31, 2002 and December 31, 2001, respectively. For the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, cash from operations decreased $6.2 million to $21.1 million, primarily attributable to the net change in working capital accounts.

     On June 30, 2000, Cox Radio replaced its $300 million, five-year, senior, unsecured revolving credit facility, with a $350 million, five-year, senior, unsecured revolving credit facility and a $350 million, 364-day, senior, unsecured revolving credit facility, each with certain banks, including The Chase Manhattan

Bank as the Administrative Agent, Bank of America, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. On June 29, 2001, Cox Radio amended and restated its 364-day facility and amended its five-year facility. The 364-day facility was amended and restated to, among other things, extend the facility for another 364 days, which new term expires on June 28, 2002, and to revise the definition of interest expense. The five-year facility was amended similarly to revise the definition of interest expense and make certain other non-material changes. The interest rate for each facility is, at Cox Radio’s option, the greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior, long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior, long-term debt. Each facility includes a commitment fee on the unused portion of the total amount available of 0.1% to 0.25% based on the credit ratings of Cox Radio’s senior, long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At March 31, 2002, Cox Radio was in compliance with the covenants. Cox Radio’s credit facilities contain Events of Default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. At March 31, 2002, Cox Radio had approximately $235 million of outstanding indebtedness under the five-year facility with $115 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 2.535% at March 31, 2002. At December 31, 2001, Cox Radio had approximately $255 million of outstanding indebtedness under the five-year facility with $95 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 2.755% at December 31, 2001. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 6 to the consolidated financial statements for a discussion of Cox Radio’s interest rate swap agreements.

     Moody’s Investor Services is currently evaluating Cox Radio’s debt for a potential credit rating downgrade. Although Cox Radio is unsure of the outcome of this evaluation, management believes that a downgrade would not have a significant impact on Cox Radio’s future liquidity. The effect of a downgrade includes, but is not limited to, interest rate increases on its revolving credit facilities.

     Cox Radio has $450 million in outstanding public debt, as described below.

     Cox Radio has $100 million principal amount of its 6.25% notes due in 2003 outstanding and $100 million principal amount of its 6.375% notes due in 2005 outstanding. CXR Holdings, Inc., a wholly-owned subsidiary of Cox Radio, is the guarantor of these notes. At March 31, 2002 and December 31, 2001, the estimated fair value of these notes was approximately $202.5 million and $205.8 million, respectively, based on quoted market prices.

     On May 2, 2000, Cox Radio’s universal shelf registration statement filed on Form S-3 with the Securities and Exchange Commission was declared effective. Under the universal shelf registration statement, Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A Common Stock, warrants, stock purchase contracts and stock purchase units of Cox Radio and preferred securities of the Cox Radio trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. At March 31, 2002 and December 31, 2001, $505.2 million has been used under the shelf registration.

     In February 2001, Cox Radio issued, under its universal shelf registration statement, $250 million aggregate principal amount of 6.625% Senior Notes due 2006. Cox Radio received proceeds of approximately $248.0 million and incurred offering expenses of approximately $0.3 million for net proceeds of approximately $247.7 million. Cox Radio used the entire proceeds to repay a portion of the outstanding indebtedness under its credit facilities. At March 31, 2002 and December 31, 2001, the estimated fair value of these notes was approximately $250.2 million and $256.8 million, respectively, based on quoted market prices.

     Cox Radio is the guarantor of certain acquisition debt of Honolulu Broadcasting, Inc. totaling $7.6 million. Honolulu Broadcasting, Inc. owns WARV-FM, serving Richmond, Virginia, and KGMZ-FM, serving Honolulu, Hawaii, and Cox Radio provides sales and marketing services under JSAs to these stations.

     Future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. Cox Radio expects its operations to generate sufficient cash to meet its capital expenditures and debt service requirements. Additional cash requirements, including funds for acquisitions, will be funded by various sources, including the proceeds from bank financing and, if or when appropriate, other issuances of securities.

     On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message in October 1999 delivering an “advertisement” from a Cox Radio radio station. On October 30, 2001, the parties entered into a consent agreement staying all proceedings through April 2002. On May 6, 2002, the parties jointly requested a further stay of all proceedings until the earlier of either six months, or a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. Cox Radio intends to defend this action vigorously, although the outcome cannot be predicted at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Cox Radio is exposed to a number of financial market risks in the ordinary course of business. Cox Radio’s primary financial market risk exposure pertains to changes in interest rates.

     Cox Radio has examined exposures to these risks and concluded that none of the exposures in these areas are material to cash flows or earnings. Cox Radio has engaged in several strategies to manage these market risks. Cox Radio’s indebtedness under its various financing arrangements creates interest rate risk. In connection with each debt issuance and as a result of continual monitoring of interest rates, Cox Radio has entered into interest rate swap agreements for purposes of managing borrowing costs.

     Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $75 million in notional principal amount of debt for fixed interest rates. These agreements have an average fixed rate of 6.28% per annum and an average remaining maturity of 3 years. Concurrently with the adoption of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 6 to the consolidated financial statements included herein. The notional amounts with respect to these interest rate swaps do not quantify risk or represent assets or liabilities of Cox Radio, but are used in the determination of cash settlements under the interest rate swap agreements. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, Cox Radio does not anticipate nonperformance by such counterparties, and no material loss would be expected in the event of the counterparties’ nonperformance. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable of $2.8 million and $3.8 million at March 31, 2002 and December 31, 2001, respectively. The fair value of the swap agreements at March 31, 2002 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps.

     The determination of the estimated fair value of Cox Radio’s fixed rate debt is subject to the effects of interest rate risk. The estimated fair value of the fixed-rate debt instruments at March 31, 2002 was $452.7 million, compared to a carrying amount of $449.5 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2001 was $462.6 million, compared to a carrying amount of $449.5 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of the fixed-rate debt instruments from $452.7 million to $465.3 million at March 31, 2002 from $462.6 million to $476.5 million at December 31, 2001.

     The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio’s borrowing rate for similar types of borrowing arrangements and dealer quotations. The revolving credit facilities and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message in October 1999 delivering an “advertisement” from a Cox Radio radio station. On October 30, 2001, the parties entered into a consent agreement staying all proceedings through April 2002. On May 6, 2002, the parties jointly requested a further stay of all proceedings until the earlier of either six months, or a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. Cox Radio intends to defend this action vigorously, although the outcome cannot be predicted at this time.

     Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number		Description

(1) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.
(2) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.
(3) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A12B/A filed on February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).

(b)    Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

May 13, 2002	/s/ Neil O. Johnston

Neil O. Johnston
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)