Form 10-Q
period 2002-06-30
COX RADIO INC
filed 2002-08-14
CIK 1018522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12187

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1620022 (I.R.S. Employer Identification No.)

6205 Peachtree Dunwoody Road, Atlanta, Georgia (Address of principal executive offices)	30328 (Zip Code)

Registrant’s telephone number, including area code: (678) 645-0000

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

     There were 41,565,063 shares of Class A Common Stock outstanding as of July 31, 2002.

     There were 58,733,016 shares of Class B Common Stock outstanding as of July 31, 2002.

COX RADIO, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cox Radio, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$8,633	$7,961
Accounts and notes receivable, less allowance for doubtful accounts of $3,819 and $4,536, respectively	90,240	81,185
Prepaid expenses and other current assets	11,586	9,245

Total current assets	110,459	98,391
Plant and equipment, net	79,553	80,106
Intangible assets, net	2,071,527	2,095,671
Amounts due from Cox Enterprises, Inc.	—	1,084
Other assets	11,664	11,435

Total assets	$2,273,203	$2,286,687

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$26,245	$23,124
Accrued salaries and wages	5,686	5,921
Accrued interest	8,070	8,092
Income taxes payable	10,982	8,012
Other current liabilities	3,676	3,876

Total current liabilities	54,659	49,025
Notes payable	659,526	704,450
Deferred income taxes	467,476	468,022
Other long term liabilities	4,093	3,937
Amounts due to Cox Enterprises, Inc.	10,191	—

Total liabilities	1,195,945	1,225,434

Commitments and contingencies (Note 3)
Shareholders’ Equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized; None outstanding	—	—
Class A common stock, $0.33 par value: 210,000,000 shares authorized; 41,564,409 and 41,270,189 shares outstanding at June 30, 2002 and December 31, 2001, respectively	13,717	13,619
Class B common stock, $0.33 par value: 135,000,000 shares authorized; 58,733,016 shares outstanding at June 30, 2002 and December 31, 2001	19,382	19,382
Additional paid-in capital	623,980	618,803
Accumulated other comprehensive loss, net of tax	(2,165)	(2,059)
Retained earnings	424,027	413,163

	1,078,941	1,062,908
Less: Class A common stock held in treasury (121,194 and 120,041 shares at cost at June 30, 2002 and December 31, 2001, respectively)	(1,683)	(1,655)

Total shareholders’ equity	1,077,258	1,061,253

Total liabilities and shareholders’ equity	$2,273,203	$2,286,687

See notes to unaudited consolidated financial statements.

Cox Radio, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(Amounts in thousands, except per share data)
Net revenues:
Local	$84,396	$80,522	$147,295	$143,599
National	24,109	21,844	42,118	40,137
Other	5,405	5,505	10,527	10,660

Total revenues	113,910	107,871	199,940	194,396
Costs and expenses:
Operating	25,092	24,127	44,958	44,361
Selling, general and administrative	42,630	40,206	78,745	76,668
Corporate general and administrative	4,365	3,555	8,466	7,199
Depreciation	3,028	2,657	6,030	5,733
Amortization	29	14,517	59	29,328
Loss on sales of assets	18	170	375	296
(Gain) loss on sales of radio stations	(49)	72	102	(2,346)

Operating income	38,797	22,567	61,205	33,157
Other income (expense):
Interest income	1	147	9	1,217
Interest expense	(10,049)	(12,471)	(20,238)	(26,560)
Other — net	(119)	(122)	(237)	(243)

Income before income taxes and cumulative effect of accounting change	28,630	10,121	40,739	7,571

Current income tax expense	5,000	4,421	7,053	4,203
Deferred income tax expense (benefit)	6,152	29	8,888	(946)

Total income tax expense	11,152	4,450	15,941	3,257

Income before cumulative effect of accounting change	17,478	5,671	24,798	4,314
Cumulative effect of accounting change, net of tax	—	—	(13,934)	(787)

Net income	$17,478	$5,671	$10,864	$3,527

Basic net income per share
Income before cumulative effect of accounting change	$0.17	$0.06	$0.25	$0.04
Cumulative effect of accounting change	—	—	(0.14)	(0.01)

Net income per common share	$0.17	$0.06	$0.11	$0.03

Diluted net income per share
Income before cumulative effect of accounting change	$0.17	$0.06	$0.25	$0.04
Cumulative effect of accounting change	—	—	(0.14)	(0.01)

Net income per common share	$0.17	$0.06	$0.11	$0.03

Weighted average basic common shares outstanding	100,235	99,651	100,137	99,570

Weighted average diluted common shares outstanding	100,862	100,206	100,680	100,113

See notes to unaudited consolidated financial statements.

Cox Radio, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Class A		Class B			Accumulated
	Common Stock		Common Stock		Additional	Other		Treasury Stock
					Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Total

				(Amounts in thousands)
Balance at December 31, 2001	41,270	$13,619	58,733	$19,382	$618,803	$(2,059)	$413,163	120	$(1,655)	$1,061,253

Comprehensive income:
Net income	—	—	—	—	—	—	10,864	—	—	10,864
Unrealized loss on interest rate swaps	—	—	—	—	—	(192)	—	—	—	(192)
Reclassification to earnings of transition adjustments	—	—	—	—	—	86	—	—	—	86

Comprehensive income	—	—	—	—	—	—	—	—	—	10,758

Repurchase of Class A common stock	—	—	—	—	—	—	—	1	(28)	(28)
Issuance of Class A common stock related to incentive plans including tax benefit	294	98	—	—	5,177	—	—	—	—	5,275

Balance at June 30, 2002	41,564	$13,717	58,733	$19,382	$623,980	$(2,165)	$424,027	121	$(1,683)	$1,077,258

See notes to unaudited consolidated financial statements.

Cox Radio, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

	(Amounts in thousands)
Cash flows from operating activities:
Net income	$10,864	$3,527
Items not requiring cash:
Depreciation	6,030	5,733
Amortization	59	29,328
Deferred income taxes	8,888	(946)
Tax benefit from exercise of stock options	1,996	549
Loss on sales of assets	375	296
Loss (gain) on sales of radio stations	102	(2,346)
Cumulative effect of accounting change, net of tax	13,934	787
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Increase in accounts receivable	(9,167)	(3,015)
Increase (decrease) in accounts payable and accrued expenses	2,270	(3,106)
Decrease in accrued salaries and wages	(235)	(567)
(Decrease) increase in accrued interest	(22)	3,295
Increase in income taxes payable	2,970	3,068
Other, net	(2,014)	(2,580)

Net cash provided by operating activities	36,050	34,023

Cash flows from investing activities:
Capital expenditures	(6,167)	(8,814)
Acquisitions and related expenses, net of cash acquired	(365)	(51,207)
Decrease in other long-term assets	102	242
Proceeds from sales of assets	9	29
Proceeds from sales of radio stations	487	5,455
Change in amounts due to/from Cox Enterprises, Inc.	11,275	18,099

Net cash provided by (used in) investing activities	5,341	(36,196)

Cash flows from financing activities:
Net payments of revolving credit facilities	(44,924)	(248,445)
Proceeds from issuance of Senior Notes	—	248,028
Proceeds from stock options exercised	3,279	2,989
Increase in book overdrafts	1,067	2,472
Repurchase of Class A common stock	(28)	—
Payment of debt issuance costs	(113)	(1,907)

Net cash (used in) provided by financing activities	(40,719)	3,137

Net increase in cash and cash equivalents	672	964
Cash and cash equivalents at beginning of period	7,961	6,950

Cash and cash equivalents at end of period	$8,633	$7,914

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,260	$23,265
Income taxes	$2,087	$586

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

     The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other period.

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

     The following disposition activity has been entered into or consummated during the six months ended June 30, 2002 and through August 14, 2002.

     In January 2002, Cox Radio disposed of the assets of KRTR-AM (formerly KGMZ-AM) serving Honolulu, Hawaii for $0.6 million. The buyer of the station had been operating the station under an LMA since October 2001.

     In June 2002, Cox Radio disposed of the assets of KCCN-AM serving Honolulu, Hawaii for $0.8 million.

     In August 2002, Cox Radio disposed of the assets of WBWL-AM serving Jacksonville, Florida for $2.5 million.

     The pro forma effects of these transactions are immaterial for the three-month and six-month periods ended June 30, 2002 and 2001.

3. COMMITMENTS AND CONTINGENCIES

     On June 30, 2000, Cox Radio entered into a $350 million, five-year senior unsecured revolving credit facility and a $350 million, 364-day senior unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. On June 29, 2001, the five-year facility was amended to revise the definition of interest expense and to make certain other non-material changes. On June 28, 2002, Cox Radio replaced its $350 million, 364-day senior unsecured revolving credit facility with a $150 million, 364-day senior unsecured revolving credit facility. The interest rate for each facility is, at Cox Radio’s option, the greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt. Under the new $150 million 364-day senior unsecured revolving credit facility, Cox Radio may also choose an interest rate index based on the federal funds rate. The $150 million 364-day facility also amended certain financial covenants and provides for a letter of credit facility. Each facility includes a commitment fee on the unused portion of the total amount available of 0.1% to 0.25% based on the credit ratings of Cox Radio’s senior long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At June 30, 2002, Cox Radio was in compliance with the covenants under both facilities. Cox Radio’s credit facilities contain Events of Default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. At June 30, 2002, Cox Radio had approximately $210 million of outstanding indebtedness under the five-year facility with $140 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 2.475% at June 30, 2002. At December 31, 2001, Cox Radio had approximately $255 million of outstanding indebtedness under the five-year facility with $95 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 2.755% at December 31, 2001. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreements.

     On June 20, 2002, Moody’s Investors Service, Inc. lowered its rating on Cox Radio’s senior, unsecured, long-term debt securities from Baa2 to Baa3. Following this action, Cox Radio’s Moody’s rating remains investment grade. This action did not have a material adverse effect on Cox Radio’s financial position, results of operations, or cash flows.

     Cox Radio has $450 million in outstanding public debt, as described below:

Principal Amount	Interest Rate	Maturity

$100,000,000(1)	6.25%	2003
$100,000,000(1)	6.375%	2005
$250,000,000(2)	6.625%	2006

(1)	At June 30, 2002 and December 31, 2001, the estimated aggregate fair values of the 6.25% notes and the 6.375% notes were approximately $194.6 million and $205.8 million, respectively, based on quoted market prices. The notes due in 2003 have been classified as long-term debt because Cox Radio has the ability and intent to refinance this obligation on a long-term basis.

(2)	At June 30, 2002 and December 31, 2001, the estimated fair value of these notes was approximately $233.8 million and $256.8 million, respectively, based on quoted market prices.

     Cox Radio has an effective universal shelf registration statement under which Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A Common Stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights of Cox Radio and preferred securities of the Cox Radio trusts. At June 30, 2002 and December 31, 2001, $244.8 million was available under the universal shelf registration.

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

     On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message in October 1999 delivering an “advertisement” from a Cox Radio radio station. On October 30, 2001, the parties entered into a consent agreement staying all proceedings through April 2002. On May 24, 2002, the court granted the parties’ joint request for a further stay of all proceedings until the earlier of either six months, or a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. Cox Radio intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

     Cox Radio and its controlling shareholder, Cox Broadcasting, Inc., have been sued in Georgia federal court by broadcast station broker Force Communications for breach of contract and other theories involving a failure to pay the broker a commission allegedly due on two transactions. The suit seeks contract damages in excess of $5 million plus interest, costs, expenses and attorneys’ fees. Following completion of discovery, the parties filed cross-motions for summary judgment and on July 1, 2002, the court granted defendants’ motion for summary judgment and denied Force Communications’ cross-motion for partial summary judgment. On July 5, 2002, the court entered judgment in favor of Cox Radio and Cox Broadcasting, Inc. on all counts. On July 31, 2002, Force Communications filed a notice of appeal to the United States Court of Appeals for the 11th Circuit from the order entering summary judgment in favor of Cox Radio and Cox Broadcasting, Inc. and from the entry of judgment. Cox Radio and Cox Broadcasting, Inc. intend to defend this matter vigorously on appeal. The outcome of this matter cannot be predicted at this time.

     Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

4. EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)
Income before cumulative effect of accounting change	$17,478	$5,671	$24,798	$4,314
Cumulative effect of accounting change	—	—	(13,934)	(787)

Net Income	$17,478	$5,671	$10,864	$3,527

Basic Net Income per Common Share
Weighted-average common shares outstanding	100,235	99,651	100,137	99,570

Income before cumulative effect of accounting change	$0.17	$0.06	$0.25	$0.04
Cumulative effect of accounting change	—	—	(0.14)	(0.01)

Basic net income per common share	$0.17	$0.06	$0.11	$0.03

Diluted Net Income per Common Share
Weighted-average common shares outstanding – basic	100,235	99,651	100,137	99,570
Shares issuable on exercise of dilutive options	3,548	1,065	3,548	1,065
Shares assumed to be purchased with proceeds of options	(3,010)	(716)	(3,086)	(727)
Shares issuable pursuant to Employee Stock Purchase Plan	271	229	271	229
Shares assumed to be purchased with proceeds from Employee Stock Purchase Plan	(182)	(23)	(190)	(24)

Shares applicable to diluted net income per common share	100,862	100,206	100,680	100,113

Income before cumulative effect of accounting change	$0.17	$0.06	$0.25	$0.04
Cumulative effect of accounting change	—	—	(0.14)	(0.01)

Diluted net income per common share	$0.17	$0.06	$0.11	$0.03

     Options to purchase 766,194 shares of Class A Common Stock at $31.66 per share were outstanding during the three-month and six-month periods ended June 30, 2002, but were not included in the computation of diluted net income per common share because the options’ exercise price were greater than the average market price of the Class A Common Stock at the end of each period. The options, which expire in 2009, were still outstanding as of June 30, 2002.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Cox Radio is exposed to fluctuations in interest rates. Cox Radio actively monitors these fluctuations and uses derivative instruments from time to time to manage the related risk. In accordance with its risk management strategy, Cox Radio uses derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. Cox Radio’s use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings. Cox Radio had three interest rate swap agreements outstanding as of June 30, 2002, each of which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Although Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties, Cox Radio does not anticipate nonperformance by these counterparties nor would Cox Radio expect any such loss to be material.

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

     During the three-month and six-month periods ended June 30, 2002 and 2001, there was no ineffective portion related to the changes in fair values of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. In addition, of the $0.7 million recorded as an increase in accumulated other comprehensive loss on January 1, 2001, approximately $76,000, before related income tax effects of approximately $33,000, was reclassified into earnings as interest expense during each quarter of 2001 and during each of the first two quarters of 2002. The balance of ($0.1) million recorded in accumulated other comprehensive loss at June 30, 2002 is expected to be reclassified into future earnings, contemporaneously with, and offsetting, changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending June 30, 2003 is approximately $0.3 million, before related income tax effects of approximately $0.1 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

     At June 30, 2002, interest rate swap agreements with a $75 million notional principal amount were outstanding at an average rate of 6.28% per annum and an average maturity of 3 years. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable of $4.1 million and $3.8 million at June 30, 2002 and December 31, 2001, respectively. The fair value of the swap agreements at June 30, 2002 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

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

     In accordance with Statement No. 142, Cox Radio discontinued the amortization of its FCC licenses and goodwill effective January 1, 2002. During the quarter ended March 31, 2002, Cox Radio also recognized an after-tax impairment charge of $13.9 million related to changes in valuation assumptions for FCC licenses in certain markets based on independent appraisals. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of amortization of goodwill and intangible assets with indefinite lives, net of the related income tax effect, follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)
Income before cumulative effect of accounting change	$17,478	$5,671	$24,798	$4,314
Cumulative effect of accounting change	—	—	(13,934)	(787)

Net income	$17,478	$5,671	$10,864	$3,527

Income before cumulative effect of accounting change	$17,478	$5,671	$24,798	$4,314
Add: FCC license and goodwill amortization, net of tax	—	9,326	—	18,829

Adjusted income before cumulative effect of accounting change	$17,478	$14,997	$24,798	$23,143

Basic income per common share before cumulative effect of accounting change
Income per basic common share before cumulative effect of accounting change	$0.17	$0.06	$0.25	$0.04
FCC license and goodwill amortization, net of tax, per basic common share	—	0.09	—	0.19

Adjusted income per basic common share before cumulative effect of accounting change	$0.17	$0.15	$0.25	$0.23

Diluted income per common share before cumulative effect of accounting change
Income per diluted common share before cumulative effect of accounting change	$0.17	$0.06	$0.25	$0.04
FCC license and goodwill amortization, net of tax, per diluted common share	—	0.09	—	0.19

Adjusted income per diluted common share before cumulative effect of accounting change	$0.17	$0.15	$0.25	$0.23

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)
Net income	$17,478	$5,671	$10,864	$3,527
Add: FCC license and goodwill amortization, net of tax	—	9,326	—	18,829

Adjusted net income	$17,478	$14,997	$10,864	$22,356

Basic net income per common share
Net income per basic common share	$0.17	$0.06	$0.11	$0.03
FCC license and goodwill amortization, net of tax, per basic common share	—	0.09	—	0.19

Adjusted net income per basic common share	$0.17	$0.15	$0.11	$0.22

Diluted net income per common share
Net income, per diluted common share	$0.17	$0.06	$0.11	$0.03
FCC license and goodwill amortization, net of tax, per diluted common share	—	0.09	—	0.19

Adjusted net income per diluted common share	$0.17	$0.15	$0.11	$0.22

     The following table reflects the components of intangible assets as of June 30, 2002 (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets — other	$547	$320
Non-amortized intangible assets – FCC Licenses	$2,054,334	$—

     Amortization expense for the three and six months ended June 30, 2002 was less than $0.1 million. Cox Radio’s management currently believes that Cox Radio’s amortization expense for each of the five succeeding fiscal years will be approximately $0.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying unaudited historical Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2002 and 2001.

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

     The performance of a radio station group such as Cox Radio is customarily measured by its ability to generate Broadcast Cash Flow. Broadcast Cash Flow is net revenues less station operating expenses. Although Broadcast Cash Flow is not recognized under accounting principles generally accepted in the United States of America, it is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, Cox Radio believes that this measure will be useful to investors. However, Broadcast Cash Flow should not be considered an alternative to operating income or cash flows from operating activities (as a measure of liquidity), each as determined in accordance with accounting principles generally accepted in the United States of America, or an indicator of Cox Radio’s performance under accounting principles generally accepted in the United States of America.

     The primary source of Cox Radio’s revenues is the sale of local and national advertising broadcast on its radio stations. Historically, approximately 73% and 23% of Cox Radio’s net revenues have been generated from local and national advertising, respectively. Cox Radio’s most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

     The following disposition activity has been entered into or consummated during the six months ended June 30, 2002 and through August 14, 2002.

     In January 2002, Cox Radio disposed of the assets of KRTR-AM (formerly KGMZ-AM) serving Honolulu, Hawaii for $0.6 million. The buyer of the station had been operating the station under an LMA since October 2001.

     In June 2002, Cox Radio disposed of the assets of KCCN-AM serving Honolulu, Hawaii for $0.8 million.

     In August 2002, Cox Radio disposed of the assets of WBWL-AM serving Jacksonville, Florida for $2.5 million.

RESULTS OF OPERATIONS

Three months ended June 30, 2002 compared to three months ended June 30, 2001

     Net revenues for the second quarter of 2002 increased $6.0 million to $113.9 million, a 5.6% increase compared to the second quarter of 2001. This increase was primarily due to increases in net revenues in almost every market as a result of improved advertising conditions and strong ratings performance.

     Station operating expenses for the second quarter of 2002 increased $3.4 million to $67.7 million, an increase of 5.3% compared to the second quarter of 2001. The increase in expenses is primarily related to higher programming and sales related costs, which are driven by ratings and revenues, respectively.

     Broadcast cash flow for the second quarter of 2002 increased $2.7 million to $46.2 million, a 6.1% increase over the second quarter of 2001, for the reasons discussed above.

     Corporate general and administrative expenses increased $0.8 million to $4.4 million primarily as a result of expenses incurred to create an in-house marketing research group, increased incentive compensation due to increased earnings in 2002, and one-time charges related to relocation of certain key personnel.

     Operating income for the second quarter of 2002 increased $16.2 million to $38.8 million, primarily as a result of the implementation of Financial Accounting Standards No. 142, which disallows the amortization of goodwill and intangibles assets with indefinite lives, including FCC licenses, and for the reasons discussed above. Amortization expense for the second quarter of 2001 was $14.5 million and amortization expense for the second quarter of 2002 was less than $0.1 million.

     Interest expense during the second quarter of 2002 totaled $10.0 million, as compared to $12.5 million for the second quarter 2001, as a result of lower overall outstanding debt, as well as a decrease in the average interest rate on Cox Radio’s outstanding floating rate debt.

     Income tax expense increased to $11.2 million in the second quarter of 2002 compared to an income tax expense of $4.5 million in the second quarter of 2001, primarily as a result of increased earnings in 2002 and partially offset by a decrease in the overall effective rate as a result of implementing Financial Accounting Standards No. 142.

     Net income for the second quarter of 2002 was $17.5 million, as compared to $5.7 million for the second quarter of 2001, primarily as a result of the reasons discussed above.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

     Net revenues for the first six months of 2002 increased $5.5 million to $199.9 million, a 2.9% increase compared to the first six months of 2001. This increase was primarily due to increases in net revenues in almost every market as a result of improved advertising conditions and strong ratings performance during the second quarter of 2002.

     Station operating expenses for the first six months of 2002 increased $2.7 million to $123.7 million, an increase of 2.2% compared to the first six months of 2001. The increase in expenses is primarily related to higher programming and sales related costs, which are driven by ratings and revenues, respectively.

     Broadcast cash flow for the first six months of 2002 increased $2.9 million to $76.2 million, a 3.9% increase over the first six months of 2001, for the reasons discussed above.

     Corporate general and administrative expenses increased $1.3 million to $8.5 million primarily as a result of our enhanced regional operating management structure, one-time charges associated with a buy-out of certain programming contracts, expenses incurred to create an in-house marketing research group, increased incentive compensation related to increased earnings in 2002, and one-time charges related to relocation of certain key personnel.

     Operating income for the first six months of 2002 increased $28.0 million to $61.2 million, primarily as a result of the implementation of Financial Accounting Standards No. 142 and for the reasons discussed above. Amortization expense for the first six months of 2001 was $29.3 million and amortization expense for the first six months of 2002 was less than $0.1 million.

     Interest expense during the first six months of 2002 totaled $20.2 million, as compared to $26.6 million for the first six months of 2001, as a result of lower overall outstanding debt as well as a decrease in the average interest rate on Cox Radio’s outstanding floating rate debt.

     Income taxes increased to $15.9 million in the first six months of 2002 compared to $3.3 million in the first six months of 2001, primarily as a result of increased earnings in 2002 and partially offset by a decrease in the overall effective rate as a result of implementing Financial Accounting Standards No. 142.

     Net income for the first six months of 2002 was $10.9 million, as compared to $3.5 million for the first six months of 2001, primarily as a result of the reasons discussed above and offset by a $13.9 million after-tax loss related to the cumulative effect of accounting change as a result of adopting Statement No. 142.

LIQUIDITY AND CAPITAL RESOURCES

     Cox Radio’s primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio’s operating activities and through borrowings under Cox Radio’s bank credit facilities. In addition, daily cash requirements have been funded through intercompany advances from Cox Enterprises under a revolving credit facility. Cox Radio’s borrowings under the Cox Enterprises revolving credit facility are typically repaid within 30 days and accrue interest at Cox Enterprises’ commercial paper rate plus 0.40%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Cox Radio had approximately $10.2 million in amounts due to Cox Enterprises as of June 30, 2002 and $1.1 million in amounts due from Cox Enterprises at December 31, 2001. Certain Cox Radio employees participate in the retirement plan of Cox Enterprises, and as of December 31, 2001 and June 30, 2002, the fair value of assets held in the plan exceeded the actuarial present value of benefit obligations of the plan.

     For the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, cash from operations increased $2.0 million to $36.1 million, primarily attributable to the net change in working capital accounts.

     On June 30, 2000, Cox Radio entered into a $350 million, five-year senior unsecured revolving credit facility and a $350 million, 364-day senior unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. On June 29, 2001, the five-year facility was amended to revise the definition of interest expense and to make certain other non-material changes. On June 28, 2002, Cox Radio replaced its $350 million, 364-day senior unsecured revolving credit facility with a $150 million, 364-day senior unsecured revolving credit facility. The interest rate for each facility is, at Cox Radio’s option, the greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt. Under the new $150 million 364-day senior unsecured revolving credit facility, Cox Radio may also choose an interest rate index based on the federal funds rate. The $150 million 364-day facility also amended certain financial covenants and provides for a letter of credit facility. Each facility includes a commitment fee on the unused portion of the total amount available of 0.1% to 0.25% based on the credit ratings of Cox Radio’s senior long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At June 30, 2002, Cox Radio was in compliance with the covenants under both facilities. Cox Radio’s credit facilities contain Events of Default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. At June 30, 2002, Cox Radio had approximately $210 million of outstanding indebtedness under the five-year facility with $140 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 2.475% at June 30, 2002. At December 31, 2001, Cox Radio had approximately $255 million of outstanding indebtedness under the five-year facility with $95 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 2.755% at December 31, 2001. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreements.

     On June 20, 2002, Moody’s Investors Service, Inc. lowered its rating on Cox Radio’s senior, unsecured, long-term debt securities from Baa2 to Baa3. Following this action, Cox Radio’s Moody’s rating remains investment grade. This action did not have a material adverse effect on Cox Radio’s financial position, results of operations or cash flows.

     Cox Radio has $450 million in outstanding public debt, as described below.

Principal Amount		Interest Rate	Maturity

$100,000,000	(1)	6.25%	2003
$100,000,000	(1)	6.375%	2005
$250,000,000	(2)	6.625%	2006

(1)	At June 30, 2002 and December 31, 2001, the estimated aggregate fair values of the 6.25% notes and the 6.375% notes were approximately $194.6 million and $205.8 million, respectively, based on quoted market prices. The notes due in 2003 have been classified as long-term debt because Cox Radio has the ability and intent to refinance this obligation on a long-term basis.

(2)	At June 30, 2002 and December 31, 2001, the estimated fair value of these notes was approximately $233.8 million and $256.8 million, respectively, based on quoted market prices.

     Cox Radio has an effective universal shelf registration statement under which Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A Common Stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights of Cox Radio and preferred securities of the Cox Radio trusts. At June 30, 2002 and December 31, 2001, $244.8 million was available under the universal shelf registration.

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

     Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $75 million in notional principal amount of debt for fixed interest rates. These agreements have an average fixed rate of 6.28% per annum and an average remaining maturity of three years. Concurrently with the adoption of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 5 to the consolidated financial statements included herein. The notional amounts with respect to these interest rate swaps do not quantify risk or represent assets or liabilities of Cox Radio, but are used in the determination of cash settlements under the interest rate swap agreements. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, Cox Radio does not anticipate nonperformance by such counterparties, and no material loss would be expected in the event of the counterparties’ nonperformance. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable of $4.1 million and $3.8 million at June 30, 2002 and December 31, 2001, respectively. The fair value of the swap agreements at June 30, 2002 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps.

     The determination of the estimated fair value of Cox Radio’s fixed rate debt is subject to the effects of interest rate risk. The estimated fair value of the fixed-rate debt instruments at June 30, 2002 was $428.4 million, compared to a carrying amount of $449.5 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2001 was $462.6 million, compared to a carrying amount of $449.5 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of the fixed-rate debt instruments from $428.4 million to $439.2 million at June 30, 2002 and from $462.6 million to $476.5 million at December 31, 2001.

     The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio’s borrowing rate for similar types of borrowing arrangements and dealer quotations. The Cox Radio revolving credit facilities and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

     With respect to financial instruments, Cox Radio has estimated the fair values of such instruments using available market information and valuation methodologies that it believes to be appropriate. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox Radio would realize or pay in a current market transaction.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message in October 1999 delivering an “advertisement” from a Cox Radio radio station. On October 30, 2001, the parties entered into a consent agreement staying all proceedings through April 2002. On May 24, 2002, the court granted the parties’ joint request for a further stay of all proceedings until the earlier of either six months, or a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. Cox Radio intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

     Cox Radio and its controlling shareholder, Cox Broadcasting, Inc., have been sued in Georgia federal court by broadcast station broker Force Communications for breach of contract and other theories involving a failure to pay the broker a commission allegedly due on two transactions. The suit seeks contract damages in excess of $5 million plus interest, costs, expenses and attorneys’ fees. Following completion of discovery, the parties filed cross-motions for summary judgment and on July 1, 2002, the court granted defendants’ motion for summary judgment and denied Force Communications’ cross-motion for partial summary judgment. On July 5, 2002, the court entered judgment in favor of Cox Radio and Cox Broadcasting, Inc. on all counts. On July 31, 2002, Force Communications filed a notice of appeal to the United States Court of Appeals for the 11th Circuit from the order entering summary judgment in favor of Cox Radio and Cox Broadcasting, Inc. and from the entry of judgment. Cox Radio and Cox Broadcasting, Inc. intend to defend this matter vigorously on appeal. The outcome of this matter cannot be predicted at this time.

     Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Cox Radio held its Annual Meeting of Stockholders on May 15, 2002. Three matters were voted upon at the meeting: (a) the election of a Board of Directors of nine members to serve until the 2003 Annual Meeting or until their successors are duly elected and qualified; (b) approval of adoption of Cox Radio’s 2001 Employee Stock Purchase Plan; and (c) ratification of the appointment of Deloitte & Touche LLP, independent certified public accountants, as Cox Radio’s independent auditors for the fiscal year ending December 31, 2002.

     The following directors were elected and they received the votes indicated:

Nominee	Votes in Favor	Votes Withheld

G. Dennis Berry	617,381,909	4,657,647
David E. Easterly	621,229,778	809,778
Ernest D. Fears, Jr.	621,365,995	673,561
Richard A. Ferguson	617,384,706	4,654,850
Paul M. Hughes	621,367,054	672,502
James C. Kennedy	617,606,874	4,432,682
Marc W. Morgan	617,384,949	4,654,607
Robert F. Neil	617,362,790	4,676,766
Nicholas D. Trigony	621,215,692	823,864

     The 2001 Employee Stock Purchase Plan was approved with 620,759,307 votes in favor, 1,256,780 votes opposed to and 23,469 abstentions.

     Ratification of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2002 was approved with 621,881,718 votes in favor, 155,244 votes opposed to and 2,594 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number		Description

(1)3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(2)3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.

(3)3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

10.1	—	Amended and Restated 364-Day Credit Agreement dated as of June 28, 2002 among Cox Radio, Inc., the Banks party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Wachovia Bank, National Association, as Syndication Agents.

99.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).

(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A12B/A filed on February 15, 2002.

(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).

(b)  Reports on Form 8-K

On June 25, 2002, Cox Radio filed an Item 5, Current Report on Form 8-K to disclose that Moody’s Investors Service, Inc. lowered its rating on Cox Radio’s senior unsecured long-term debt securities, that Cox Radio’s Moody’s rating remains investment grade and that this action did not have a material adverse effect on Cox Radio’s day-to-day operations or liquidity position.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

August 14, 2002	/s/ Neil O. Johnston

Neil O. Johnston Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)