Form 10-Q
period 2002-09-30
COX RADIO INC
filed 2002-11-08
CIK 1018522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12187

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1620022 (I.R.S. Employer Identification No.)

6205 Peachtree Dunwoody Road, Atlanta, Georgia (Address of principal executive offices)	30328 (Zip Code)

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

     There were 41,570,357 shares of Class A Common Stock outstanding as of October 31, 2002.

     There were 58,733,016 shares of Class B Common Stock outstanding as of October 31, 2002.

COX RADIO, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cox Radio, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$10,353	$7,961
Accounts and notes receivable, less allowance for doubtful accounts of $4,724 and $4,536, respectively	86,673	81,185
Prepaid expenses and other current assets	9,251	9,245

Total current assets	106,277	98,391
Plant and equipment, net	79,612	80,106
Intangible assets, net	2,070,068	2,095,671
Amounts due from Cox Enterprises, Inc.	—	1,084
Other assets	19,859	11,435

Total assets	$2,275,816	$2,286,687

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$27,132	$23,124
Accrued salaries and wages	6,469	5,921
Accrued interest	7,043	8,092
Income taxes payable	14,234	8,012
Other current liabilities	2,664	3,876

Total current liabilities	57,542	49,025
Notes payable	639,564	704,450
Deferred income taxes	474,756	468,022
Other long term liabilities	6,540	3,937
Amounts due to Cox Enterprises, Inc.	3,252	—

Total liabilities	1,181,654	1,225,434

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized; None outstanding	—	—
Class A common stock, $0.33 par value: 210,000,000 shares
authorized; 41,570,357 and 41,270,189 shares outstanding at September 30, 2002 and December 31, 2001, respectively	13,718	13,619
Class B common stock, $0.33 par value: 135,000,000 shares
authorized; 58,733,016 shares outstanding at September 30, 2002 and December 31, 2001	19,382	19,382
Additional paid-in capital	624,082	618,803
Accumulated other comprehensive loss, net of tax	(3,178)	(2,059)
Retained earnings	441,841	413,163

	1,095,845	1,062,908
Less: Class A common stock held in treasury (121,194 and 120,041 shares at cost at September 30, 2002 and December 31, 2001, respectively)	(1,683)	(1,655)

Total shareholders’ equity	1,094,162	1,061,253

Total liabilities and shareholders’ equity	$2,275,816	$2,286,687

See notes to unaudited consolidated financial statements.

Cox Radio, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)
Net revenues:
Local	$82,377	$73,468	$229,672	$217,067
National	23,792	20,242	65,910	60,379
Other	6,369	5,510	16,896	16,170

Total revenues	112,538	99,220	312,478	293,616
Costs and expenses:
Operating	26,079	24,916	71,037	69,277
Selling, general and administrative	41,108	36,048	119,853	112,716
Corporate general and administrative	3,711	2,530	12,177	9,729
Depreciation	3,074	2,746	9,104	8,479
Amortization	30	14,362	89	43,690
Loss on sales of assets	21	84	396	380
Gain on sales of radio stations	(411)	(170)	(309)	(2,516)

Operating income	38,926	18,704	100,131	51,861
Other income (expense):
Interest income	23	208	32	1,425
Interest expense	(10,012)	(11,750)	(30,250)	(38,310)
Other — net	(122)	(111)	(359)	(354)

Income before income taxes and cumulative effect of accounting change	28,815	7,051	69,554	14,622

Current income tax expense	3,354	2,937	10,407	7,140
Deferred income tax expense (benefit)	7,647	551	16,535	(395)

Total income tax expense	11,001	3,488	26,942	6,745

Income before cumulative effect of accounting change	17,814	3,563	42,612	7,877
Cumulative effect of accounting change, net of tax	—	—	(13,934)	(787)

Net income	$17,814	$3,563	$28,678	$7,090

Basic net income per share
Income before cumulative effect of accounting change	$0.18	$0.04	$0.43	$0.08
Cumulative effect of accounting change	—	—	(0.14)	(0.01)

Net income per common share	$0.18	$0.04	$0.29	$0.07

Diluted net income per share
Income before cumulative effect of accounting change	$0.18	$0.04	$0.42	$0.08
Cumulative effect of accounting change	—	—	(0.14)	(0.01)

Net income per common share	$0.18	$0.04	$0.28	$0.07

Weighted average basic common shares outstanding	100,299	99,814	100,191	99,652

Weighted average diluted common shares outstanding	100,677	100,426	100,672	100,274

See notes to unaudited consolidated financial statements.

Cox Radio, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Class A		Class B			Accumulated
	Common Stock		Common Stock		Additional	Other		Treasury Stock
					Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Total

	(Amounts in thousands)
Balance at December 31, 2001	41,270	$13,619	58,733	$19,382	$618,803	$(2,059)	$413,163	120	$(1,655)	$1,061,253

Comprehensive income:						—
Net income	—	—	—	—	—		28,678	—	—	28,678
Unrealized loss on interest rate swaps	—	—	—	—	—	(1,249)	—	—	—	(1,249)
Reclassification to earnings of transition adjustments	—	—	—	—	—	130	—	—	—	130

Comprehensive income	—	—	—	—	—	—	—	—	—	27,559

Repurchase of Class A common stock	—	—	—	—	—	—	—	1	(28)	(28)
Issuance of Class A common stock related to incentive plans including tax benefit	300	99	—	—	5,279	—	—	—	—	5,378

Balance at September 30, 2002	41,570	$13,718	58,733	$19,382	$624,082	$(3,178)	$441,841	121	$(1,683)	$1,094,162

See notes to unaudited consolidated financial statements.

Cox Radio, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

	(Amounts in thousands)
Cash flows from operating activities:
Net income	$28,678	$7,090
Items not requiring cash:
Depreciation	9,104	8,479
Amortization	89	43,690
Deferred income taxes	16,535	(395)
Tax benefit from exercise of stock options	2,011	2,552
Loss on sales of assets	396	380
Gain on sales of radio stations	(309)	(2,516)
Cumulative effect of accounting change, net of tax	13,934	787
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
(Increase) decrease in accounts receivable	(5,600)	7,841
Increase (decrease) in accounts payable and accrued expenses	5,144	(3,900)
Increase in accrued salaries and wages	548	—
(Decrease) increase in accrued interest	(1,049)	2,243
Increase in income taxes payable	6,222	3,837
Other, net	(75)	(1,930)

Net cash provided by operating activities	75,628	68,158

Cash flows from investing activities:
Capital expenditures	(8,862)	(15,427)
Acquisitions and related expenses, net of cash acquired	(377)	(50,115)
Increase in other long-term assets	(9,178)	(1,241)
Proceeds from sales of assets	51	29
Proceeds from sales of radio stations	3,465	6,545
Change in amounts due to/from Cox Enterprises, Inc., net	4,331	3,979

Net cash used in investing activities	(10,570)	(56,230)

Cash flows from financing activities:
Net payments of revolving credit facilities	(64,886)	(263,407)
Proceeds from issuance of Senior Notes	—	248,028
Proceeds from stock options exercised	3,367	3,475
(Decrease) increase in book overdrafts	(938)	1,269
Repurchase of Class A common stock	(28)	—
Payment of debt issuance costs	(181)	(1,920)

Net cash (used in) provided by financing activities	(62,666)	(12,555)

Net increase (decrease) in cash and cash equivalents	2,392	(627)
Cash and cash equivalents at beginning of period	7,961	6,950

Cash and cash equivalents at end of period	$10,353	$6,323

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$31,299	$36,067
Income taxes	2,175	751

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

     The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other period.

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

     The following disposition activity has been consummated during the nine months ended September 30, 2002.

     In January 2002, Cox Radio disposed of the assets of KRTR-AM (formerly KGMZ-AM) serving Honolulu, Hawaii for $0.6 million. The buyer of the station had been operating the station under an LMA since October 2001. The resulting loss on disposition was immaterial.

     In June 2002, Cox Radio disposed of the assets of KCCN-AM serving Honolulu, Hawaii for $0.8 million. The resulting gain on disposition was immaterial.

     In August 2002, Cox Radio disposed of the assets of WBWL-AM serving Jacksonville, Florida for $2.5 million. The resulting gain on disposition was immaterial.

     The pro forma effects of these transactions are immaterial for the three-month and nine-month periods ended September 30, 2002 and 2001.

3.  COMMITMENTS AND CONTINGENCIES

     On June 30, 2000, Cox Radio entered into a $350 million, five-year senior unsecured revolving credit facility and a $350 million, 364-day senior unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. On June 29, 2001, the five-year facility was amended to revise the definition of interest expense and to make certain other non-material changes. On June 28, 2002, Cox Radio replaced its $350 million, 364-day senior unsecured revolving credit facility with a $150 million, 364-day senior unsecured revolving credit facility. The interest rate for each facility is, at Cox Radio’s option, the greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt. Under the new $150 million 364-day senior unsecured revolving credit facility, Cox Radio may also choose an interest rate based on the federal funds rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt. The $150 million 364-day facility also amended certain financial covenants and provides for a letter of credit facility. The facilities include commitment fees on the unused portion of the total amount available of 0.09% to 0.25% based on the credit ratings of Cox Radio’s senior long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At September 30, 2002, Cox Radio was in compliance with the covenants under both facilities. Cox Radio’s credit facilities contain Events of Default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. At September 30, 2002, Cox Radio had approximately $190 million of outstanding indebtedness under the five-year facility with $160 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 2.445% at September 30, 2002. At December 31, 2001, Cox Radio had approximately $255 million of outstanding indebtedness under the five-year facility with $95 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 2.755% at December 31, 2001. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreements.

     Cox Radio has $450 million in outstanding public debt, as described below:

Principal Amount	Interest Rate	Maturity

$100,000,000 (1)	6.25%	May 2003
$100,000,000 (1)	6.375%	May 2005
$250,000,000 (2)	6.625%	February 2006

(1)	At September 30, 2002 and December 31, 2001, the estimated aggregate fair values of the 6.25% notes and the 6.375% notes were approximately $200.8 million and $205.8 million, respectively, based on quoted market prices. The notes due in 2003 have been classified as long-term debt because Cox Radio has the ability and intent to refinance this obligation on a long-term basis.

(2)	At September 30, 2002 and December 31, 2001, the estimated fair value of these notes was approximately $251.5 million and $256.8 million, respectively, based on quoted market prices.

     Cox Radio has an effective universal shelf registration statement under which Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A Common Stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights of Cox Radio and preferred securities of the Cox Radio trusts. At September 30, 2002 and December 31, 2001, $244.8 million was available under the universal shelf registration statement.

     Cox Radio is the guarantor of certain acquisition debt of Honolulu Broadcasting, Inc. totaling $7.6 million. Honolulu Broadcasting, Inc. owns WARV-FM, serving Richmond, Virginia, and KGMZ-FM, serving Honolulu, Hawaii, and Cox Radio provides sales and marketing services under JSAs to these stations.

     In October 1999, the Radio Music License Committee (“RMLC”), of which Cox Radio is a participant, filed a motion in the New York courts against Broadcast Music, Inc. (“BMI”) to commence a rate-making proceeding on behalf of the radio industry and to seek a determination of fair and reasonable industry-wide license fees for the broadcast of music. Cox Radio is currently operating under interim license agreements for the period commencing January 1, 1997 at the rates and terms set forth in prior agreements. In September 2002, the rate court proceeding between the RMLC and BMI was adjourned, as the parties are engaged in settlement discussions. The outcome of this matter cannot be predicted at this time.

     On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “advertisement” from a Cox Radio radio station. The parties have entered into agreements, approved by the court, staying all proceedings while awaiting a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. Cox Radio intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

     On October 11, 2000, Cox Radio and its controlling shareholder, Cox Broadcasting, Inc., were sued in Georgia federal court by broadcast station broker, Force Communications, for alleged breach of contract and other theories involving a failure to pay the broker a commission allegedly due on two transactions. The suit seeks contract damages in excess of $5 million plus interest, costs, expenses and attorneys’ fees. Following completion of discovery, the parties filed cross-motions for summary judgment and on July 1, 2002, the court granted defendants’ motion for summary judgment and denied Force Communications’ cross-motion for partial summary judgment. On July 5, 2002, the court entered judgment in favor of Cox Radio and Cox Broadcasting, Inc. on all counts. On July 31, 2002, Force Communications filed a notice of appeal to the United States Court of Appeals for the 11th Circuit from the order entering summary judgment in favor of Cox Radio and Cox Broadcasting, Inc. and from the entry of judgment. Cox Radio and Cox Broadcasting, Inc. intend to defend this matter vigorously on appeal. The outcome of this matter cannot be predicted at this time.

     Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

4.  EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)
Income before cumulative effect of accounting change	$17,814	$3,563	$42,612	$7,877
Cumulative effect of accounting change	—	—	(13,934)	(787)

Net Income	$17,814	$3,563	$28,678	$7,090

Basic Net Income per Common Share
Weighted-average common shares outstanding	100,299	99,814	100,191	99,652

Income before cumulative effect of accounting change	$0.18	$0.04	$0.43	$0.08
Cumulative effect of accounting change	—	—	(0.14)	(0.01)

Basic net income per common share	$0.18	$0.04	$0.29	$0.07

Diluted Net Income per Common Share
Weighted-average common shares outstanding — basic	100,299	99,814	100,191	99,652
Shares issuable on exercise of dilutive options	1,873	2,268	3,488	2,268
Shares assumed to be purchased with proceeds from options	(1,557)	(1,879)	(3,082)	(1,869)
Shares issuable pursuant to Employee Stock Purchase Plan	271	229	271	229
Shares assumed to be purchased with proceeds from Employee Stock Purchase Plan	(209)	(6)	(196)	(6)

Shares applicable to diluted net income per common share	100,677	100,426	100,672	100,274

Income before cumulative effect of accounting change	$0.18	$0.04	$0.42	$0.08
Cumulative effect of accounting change	—	—	(0.14)	(0.01)

Diluted net income per common share	$0.18	$0.04	$0.28	$0.07

     Certain options, which remain outstanding as of September 30, 2002, are not included in the computation of diluted net income per common share because the exercise price of these options was greater than the average market price of the Class A Common Stock for each period evaluated. The average market prices for the three-month and nine-month period were $ 24.12 per share and $25.70 per share, respectively. Options to purchase 8,000 shares of Class A Common Stock at $25.53 per share (which expire in 2011) and 1,607,310 shares of Class A Common Stock at $24.66 per share (which expire in 2012) were outstanding during the three-month period ended September 30, 2002. Options to purchase 762,549 shares of Class A Common Stock at $31.66 per share (which expire in 2010) were outstanding during the three-month and nine-month periods ended September 30, 2002.

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

     On September 25, 2002, one of Cox Radio’s interest rate swap agreements expired. Cox Radio did not enter into any other interest rate swap agreement upon expiration of this agreement.

     Cox Radio had two remaining interest rate swap agreements outstanding as of September 30, 2002, each of which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Although Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties, Cox Radio does not anticipate nonperformance by these counterparties nor would Cox Radio expect any such loss to be material.

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

     Cox Radio’s two interest rate swap agreements qualify as cash flow hedges, and upon adoption of Statement No. 133, as amended, Cox Radio recognized a one-time after-tax transition adjustment to reduce earnings and increase accumulated other comprehensive loss by approximately $0.8 million and $0.7 million, respectively. These amounts were presented as a cumulative effect of change in accounting principle, net of tax, in the Consolidated Statements of Income and Shareholders’ Equity for the year ended December 31, 2001. The portion of the transition adjustment affecting earnings relates to the previously recorded fair values of the derivatives.

     During the three-month and nine-month periods ended September 30, 2002 and 2001, there was no ineffective portion related to the changes in fair values of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. In addition, of the $0.7 million recorded as an increase in accumulated other comprehensive loss on January 1, 2001, approximately $76,000, before related income tax effects of approximately $33,000, was reclassified into earnings as interest expense during each quarter of 2001 and during each of the first three quarters of 2002. The balance of ($1.1)

million recorded in accumulated other comprehensive loss at September 30, 2002 is expected to be reclassified into future earnings, contemporaneously with, and offsetting, changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending September 30, 2003 is approximately $0.3 million, before related income tax effects of approximately $0.1 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

     At September 30, 2002, interest rate swap agreements with a $50 million aggregate notional principal amount were outstanding at an average rate of 6.32% per annum and an average maturity of 3.5 years. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable of $5.9 million and $3.0 million at September 30, 2002 and December 31, 2001, respectively. The fair value of the swap agreements at September 30, 2002 is included in other long-term liabilities according to the respective maturity dates of the swaps.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

     On January 1, 2002, Cox Radio adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. The standard also requires the completion of a transition impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

     In accordance with Statement No. 142, Cox Radio discontinued the amortization of its FCC licenses and goodwill effective January 1, 2002. During the quarter ended March 31, 2002, Cox Radio also recognized an after-tax impairment charge of $13.9 million for FCC licenses in certain markets based on independent appraisals. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of amortization of goodwill and intangible assets with indefinite lives, net of the related income tax effect in accordance with Statement No. 142, follows:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)
Income before cumulative effect of accounting change	$17,814	$3,563	$42,612	$7,877
Cumulative effect of accounting change	—	—	(13,934)	(787)

Net income	$17,814	$3,563	$28,678	$7,090

Income before cumulative effect of accounting change	$17,814	$3,563	$42,612	$7,877
Add: FCC license and goodwill amortization, net of tax	—	9,233	—	28,062

Adjusted income before cumulative effect of accounting change	$17,814	$12,796	$42,612	$35,939

Basic income per common share before cumulative effect of accounting change
Income per basic common share before cumulative effect of accounting change	$0.18	$0.04	$0.43	$0.08
FCC license and goodwill amortization, net of tax, per basic common share	—	0.09	—	0.28

Adjusted income per basic common share before cumulative effect of accounting change	$0.18	$0.13	$0.43	$0.36

Diluted income per common share before cumulative effect of accounting change
Income per diluted common share before cumulative effect of accounting change	$0.18	$0.04	$0.42	$0.08
FCC license and goodwill amortization, net of tax, per diluted common share	—	0.09	—	0.28

Adjusted income per diluted common share before cumulative effect of accounting change	$0.18	$0.13	$0.42	$0.36

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)
Net income	$17,814	$3,563	$28,678	$7,090
Add: FCC license and goodwill amortization, net of tax	—	9,233	—	28,062

Adjusted net income	$17,814	$12,796	$28,678	$35,152

Basic net income per common share
Net income per basic common share	$0.18	$0.04	$0.29	$0.07
FCC license and goodwill amortization, net of tax, per basic common share	—	0.09	—	0.28

Adjusted net income per basic common share	$0.18	$0.13	$0.29	$0.35

Diluted net income per common share
Net income, per diluted common share	$0.18	$0.04	$0.28	$0.07
FCC license and goodwill amortization, net of tax, per diluted common share	—	0.09	—	0.28

Adjusted net income per diluted common share	$0.18	$0.13	$0.28	$0.35

     The following table reflects the components of intangible assets as of September 30, 2002 (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets — other	$547	$351
Non-amortized intangible assets —
FCC Licenses	$2,069,872	$—

     Amortization expense for the three and nine months ended September 30, 2002 was less than $0.1 million. Cox Radio’s management believes that Cox Radio’s amortization expense for each of the next five fiscal years will be approximately $0.2 million.

7.   NEW ACCOUNTING PRONOUNCEMENTS

     In May 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002.” Statement No. 145 will become effective for 2004. Management does not expect Statement No. 145 to have a material impact on the consolidated financial statements.

     In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Statement No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. Statement No. 146 also requires that the liability be measured and recorded at fair value. The provisions of Statement No. 146 are effective for restructuring activities initiated after December 31, 2002. Cox Radio is currently assessing the impact on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying unaudited historical Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2002 and 2001.

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

GENERAL

     Cox Radio is a leading national radio broadcasting company whose business is acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 62% of the common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio.

     The performance of a radio station group such as Cox Radio is customarily measured by its ability to generate Broadcast Cash Flow. Broadcast Cash Flow is net revenues less station operating expenses. Although Broadcast Cash Flow is not recognized under accounting principles generally accepted in the United States of America, it is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the condition and performance of broadcasting companies. For the foregoing reasons, Cox Radio believes that this measure may be useful to investors. However, Broadcast Cash Flow should not be considered an alternative to operating income or cash flows from operating activities (as a measure of liquidity), each as determined in accordance with accounting principles generally accepted in the United States of America, or an indicator of Cox Radio’s performance under accounting principles generally accepted in the United States of America.

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

     The following disposition activity has been consummated during the nine months ended September 30, 2002 and through November 8, 2002.

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

     In June 2002, Cox Radio disposed of the assets of KCCN-AM serving Honolulu, Hawaii for $0.8 million.

     In August 2002, Cox Radio disposed of the assets of WBWL-AM serving Jacksonville, Florida for $2.5 million.

RESULTS OF OPERATIONS

Three months ended September 30, 2002 compared to three months ended September 30, 2001

     Net revenues for the third quarter of 2002 increased $13.3 million to $112.5 million, a 13.4% increase compared to the third quarter of 2001. This increase was primarily due to increases in net revenues in every market as a result of improved advertising conditions and strong ratings performance.

     Station operating expenses for the third quarter of 2002 increased $6.2 million to $67.2 million, an increase of 10.2% compared to the third quarter of 2001. The increase in expenses is primarily related to higher programming costs, including sports broadcast rights fees, and higher sales-related costs, which are driven by increased revenues. In addition, promotion and marketing spending has increased, as this was a major area targeted for expense reduction in 2001.

     Broadcast cash flow for the third quarter of 2002 increased $7.1 million to $45.4 million, an 18.5% increase over the third quarter of 2001, for the reasons discussed above.

     Corporate general and administrative expenses for the third quarter of 2002 increased $1.2 million to $3.7 million, primarily as a result of increased incentive compensation due to increased earnings in 2002 and expenses related to Cox Radio’s recently-formed in-house market research group.

     Operating income for the third quarter of 2002 increased $20.2 million to $38.9 million, primarily as a result of the implementation of Statement of Financial Accounting Standards No. 142, which disallows the amortization of goodwill and intangibles assets with indefinite lives, including FCC licenses, and for the reasons discussed above. Amortization expense for the third quarter of 2001 was $14.4 million and amortization expense for the third quarter of 2002 was less than $0.1 million.

     Interest expense during the third quarter of 2002 decreased $1.7 million to $10.0 million, as compared to $11.8 million for the third quarter of 2001, as a result of lower overall outstanding debt, as well as a decrease in the average interest rate on Cox Radio’s outstanding floating rate debt.

     Income tax expense increased to $11.0 million in the third quarter of 2002 compared to an income tax expense of $3.5 million in the third quarter of 2001, primarily as a result of increased earnings in 2002 which were partially offset by a decrease in the overall effective rate of taxation as a result of implementing Statement of Financial Accounting Standards No. 142.

     Net income increased $14.3 million to $17.8 million for the third quarter of 2002, as compared to $3.6 million for the third quarter of 2001, primarily as a result of the reasons discussed above.

     Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

     Net revenues for the first nine months of 2002 increased $18.9 million to $312.5 million, a 6.4% increase compared to the first nine months of 2001. This increase was primarily due to increases in net revenues in almost every market as a result of improved advertising conditions and strong ratings performance during the second and third quarters of 2002.

     Station operating expenses for the first nine months of 2002 increased $8.9 million to $190.9 million, an increase of 4.9% compared to the first nine months of 2001. The increase in expenses is primarily related to higher programming costs, including sports broadcast rights fees, and higher sales-related costs, which are driven by increased revenues. In addition, promotion and marketing spending has increased, as this was a major area targeted for expense reduction in 2001.

     Broadcast cash flow for the first nine months of 2002 increased $10.0 million to $121.6 million, an 8.9% increase over the first nine months of 2001, for the reasons discussed above.

     Corporate general and administrative expenses increased $2.5 million to $12.2 million during the first nine months of 2002, primarily as a result of our enhanced regional operating management structure, one-time charges associated with a buy-out of certain programming contracts, expenses incurred to create and maintain an in-house market research group, increased incentive compensation related to increased earnings in 2002, and one-time charges related to relocation of certain key personnel.

     Operating income for the first nine months of 2002 increased $48.3 million to $100.1 million, primarily as a result of the implementation of Statement of Financial Accounting Standards No. 142 and for the reasons discussed above. Amortization expense for the first nine months of 2001 was $43.7 million and amortization expense for the first nine months of 2002 was $0.1 million.

     Interest expense during the first nine months of 2002 totaled $30.3 million, as compared to $38.3 million for the first nine months of 2001, as a result of lower overall outstanding debt as well as a decrease in the average interest rate on Cox Radio’s outstanding floating rate debt.

     Income tax expense increased to $26.9 million in the first nine months of 2002 compared to $6.7 million in the first nine months of 2001, primarily as a result of increased earnings in 2002 which were partially offset by a decrease in the overall effective rate of taxation as a result of implementing Statement of Financial Accounting Standards No. 142.

     Net income increased $21.6 million to $28.7 million for the first nine months of 2002, as compared to $7.1 million for the first nine months of 2001, primarily as a result of the reasons discussed above and offset by a $13.9 million after-tax loss related to the cumulative effect of accounting change as a result of adopting Statement of Financial Accounting Standards No. 142.

LIQUIDITY AND CAPITAL RESOURCES

     Cox Radio’s primary source of liquidity is cash provided by operations. Historically, cash requirements have been funded by Cox Radio’s operating activities and through borrowings under Cox Radio’s bank credit facilities. In addition, daily cash requirements have been funded through intercompany advances from Cox Enterprises under a revolving credit facility. Cox Radio’s borrowings under the Cox Enterprises revolving credit facility are typically repaid within 30 days and accrue interest at Cox Enterprises’ commercial paper rate plus 0.40%. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Cox Radio had approximately $3.3 million in amounts due to Cox Enterprises as of September 30, 2002 and $1.1 million in amounts due from Cox Enterprises at December 31, 2001.

     For the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, cash from operations increased $7.5 million to $75.6 million, primarily attributable to the net change in working capital accounts.

     On June 30, 2000, Cox Radio entered into a $350 million, five-year senior unsecured revolving credit facility and a $350 million, 364-day senior unsecured revolving credit facility, each with certain banks, including The Chase Manhattan Bank as the Administrative Agent, Bank of America, N.A. as the Syndication Agent, and Citibank, N.A. as the Documentation Agent. On June 28, 2002, Cox Radio replaced its $350 million, 364-day senior unsecured revolving credit facility with a $150 million, 364-day senior unsecured revolving credit facility. The interest rate for each facility is, at Cox Radio’s option, the greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt. Under the new $150 million 364-day senior unsecured revolving credit facility, Cox Radio may also choose an interest rate based on the federal funds rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt. The $150 million 364-day facility also amended certain financial covenants and provides for a letter of credit facility. The facilities include commitment fees on the unused portion of the total amount available of 0.09% to 0.25% based on the credit ratings of Cox Radio’s senior long-term debt. Each facility also contains, among other provisions, specified requirements as to the ratio of debt to EBITDA and the ratio of EBITDA to interest expense. At September 30, 2002, Cox Radio was in compliance with the covenants under both facilities. Cox Radio’s credit facilities contain Events of Default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. At September 30, 2002, Cox Radio had approximately $190 million of outstanding indebtedness under the five-year facility with $160 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 2.445% at September 30, 2002. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 to the consolidated financial statements for a discussion of Cox Radio’s interest rate swap agreements.

     Cox Radio has $450 million in outstanding public debt, as described below.

Principal Amount	Interest Rate	Maturity

$100,000,000 (1)	6.25%	May 2003
$100,000,000 (1)	6.375%	May 2005
$250,000,000 (2)	6.625%	February 2006

(1)	At September 30, 2002 and December 31, 2001, the estimated aggregate fair values of the 6.25% notes and the 6.375% notes were approximately $200.8 million and $205.8 million, respectively, based on quoted market prices. The notes due in 2003 have been classified as long-term debt because Cox Radio has the ability and intent to refinance this obligation on a long-term basis.

(2)	At September 30, 2002 and December 31, 2001, the estimated fair value of these notes was approximately $251.5 million and $256.8 million, respectively, based on quoted market prices.

     Cox Radio has an effective universal shelf registration statement under which Cox Radio and two financing trusts sponsored by Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A Common Stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights of Cox Radio and preferred securities of the Cox Radio trusts. At September 30, 2002 and December 31, 2001, $244.8 million was available under the universal shelf registration statement.

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

     Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $50 million in notional principal amount of debt for fixed interest rates. These agreements have an average fixed rate of 6.32% per annum and an average remaining maturity of three and one-half years. Concurrently with the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 5 to the consolidated financial statements. The notional amounts with respect to these interest rate swaps do not quantify risk or represent assets or liabilities of Cox Radio, but are used in the determination of cash settlements under the interest rate swap agreements. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, Cox Radio does not anticipate nonperformance by such counterparties, and no material loss would be expected in the event of the counterparties’ nonperformance. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable of $5.9 million and $3.0 million at September 30, 2002 and December 31, 2001, respectively. The fair value of the swap agreements at September 30, 2002 is included in other long-term liabilities according to the respective maturity dates of the swaps.

     The determination of the estimated fair value of Cox Radio’s fixed rate debt is subject to the effects of interest rate risk. The estimated fair value of the fixed-rate debt instruments at September 30, 2002 was $452.3 million, compared to a carrying amount of $449.6 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2001 was $462.6 million, compared to a carrying amount of $449.5 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of the fixed-rate debt instruments from $452.3 million to $462.9 million at September 30, 2002 and from $462.6 million to $476.5 million at December 31, 2001.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in Cox Radio’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In October 1999, the Radio Music License Committee, of which Cox Radio is a participant, filed a motion in the New York courts against Broadcast Music, Inc. to commence a rate-making proceeding on behalf of the radio industry and to seek a determination of fair and reasonable industry-wide license fees for the broadcast of music. Cox Radio is currently operating under interim license agreements for the period commencing January 1, 1997 at the rates and terms set forth in prior agreements. In September 2002, the rate court proceeding between the Radio Music License Committee and Broadcast Music, Inc. was adjourned, as the parties are engaged in settlement discussions. The outcome of this matter cannot be predicted at this time.

     On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “advertisement” from a Cox Radio radio station. The parties have entered into agreements, approved by the court, staying all proceedings while awaiting a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. Cox Radio intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

     On October 11, 2000, Cox Radio and its controlling shareholder, Cox Broadcasting, Inc., were sued in Georgia federal court by broadcast station broker, Force Communications, for alleged breach of contract and other theories involving a failure to pay the broker a commission allegedly due on two transactions. The suit seeks contract damages in excess of $5 million plus interest, costs, expenses and attorneys’ fees. Following completion of discovery, the parties filed cross-motions for summary judgment and on July 1, 2002, the court granted defendants’ motion for summary judgment and denied Force Communications’ cross-motion for partial summary judgment. On July 5, 2002, the court entered judgment in favor of Cox Radio and Cox Broadcasting, Inc. on all counts. On July 31, 2002, Force Communications filed a notice of appeal to the United States Court of Appeals for the 11th Circuit from the order entering summary judgment in favor of Cox Radio and Cox Broadcasting, Inc. and from the entry of judgment. Cox Radio and Cox Broadcasting, Inc. intend to defend this matter vigorously on appeal. The outcome of this matter cannot be predicted at this time.

     Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number		Description

(1) 3.1	-	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(2) 3.2	-	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.

(3) 3.3	-	Amended and Restated Bylaws of Cox Radio, Inc.

99.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C.

99.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A12B/A filed on February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).

(b)     Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

November 8, 2002	/s/ Neil O. Johnston Neil O. Johnston Vice President and Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14 OF THE
SECURITIES EXCHANGE ACT OF 1934

I, Robert F. Neil, Chief Executive Officer of Cox Radio, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cox Radio, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Robert F. Neil

Robert F. Neil
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14 OF THE
SECURITIES EXCHANGE ACT OF 1934

I, Neil O. Johnston, Chief Financial Officer of Cox Radio, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cox Radio, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Neil O. Johnston Neil O. Johnston Chief Financial Officer