Form 10-K
period 2002-12-31
COX RADIO INC
filed 2003-03-31
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

      Commission File Number 1-12187

(COX RADIO INC. LOGO)

(Exact name of Registrant as specified in its charter)

Delaware	58-1620022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6205 Peachtree Dunwoody Road, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 645-0000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common stock, par value $0.33 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

      As of February 28, 2003, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $793,369,390 based on the closing price on the New York Stock Exchange on such date.

      There were 41,471,068 shares of Class A common stock outstanding as of February 28, 2003.

      There were 58,733,016 shares of Class B common stock outstanding as of February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 2002 Annual Report to Shareholders and the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III.

COX RADIO, INC.

2002 FORM 10-K ANNUAL REPORT

Preliminary Note

      This Annual Report on Form10-K is for the year ended December 31, 2002. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

i

PART I

ITEM 1.     Business

      Cox Radio, Inc. is the third largest radio broadcasting company in the United States and the largest pure-play radio station group, based on revenues, and has one reportable segment for accounting purposes. We own or operate, or provide sales and marketing services for 78 radio stations (67 FM and 11 AM) clustered in 18 markets. We operate three or more stations in 15 of our 18 markets. We operate a wide range of programming formats in geographically diverse markets across the United States, including 11 of the country’s top 50 radio revenue markets.

      We are an indirect majority-owned subsidiary of Cox Enterprises, Inc. Cox Enterprises indirectly owns approximately 62% of our common stock and has approximately 94% of the voting power of Cox Radio. We have two classes of common stock outstanding, Class A common stock, par value $0.33 per share, and Class B common stock, par value $0.33 per share. Cox Enterprises’ wholly-owned subsidiary, Cox Broadcasting, Inc., owns 100% of our outstanding Class B common stock.

      Cox Enterprises, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest media companies in the United States, with consolidated 2002 revenues of approximately $9.9 billion. Our business was operated as part of Cox Enterprises prior to our initial public offering in September 1996, when Cox Enterprises transferred all of its U.S. radio operations to Cox Radio. Cox Radio, as part of Cox Enterprises, was a pioneer in radio broadcasting, building its first station in 1934, acquiring its flagship station, WSB-AM (Atlanta), in 1939, and launching its first FM station, WSB-FM (Atlanta), in 1948.

      We seek to maximize the revenues and broadcast cash flow of our radio stations by operating and developing clusters of stations in demographically attractive and rapidly growing markets, including Atlanta, Birmingham, Houston, Jacksonville, Miami, Orlando, San Antonio and Tampa. Further, we believe that our experienced senior management team is well positioned to manage larger radio station clusters, as well as new radio station clusters, and take advantage of new opportunities arising in the U.S. radio broadcasting industry.

      As a result of our management, programming and sales efforts, our radio stations are characterized by strong ratings and above average power ratios (defined as total advertising revenue share in a particular market divided by audience share in such market). Our stations are diversified in terms of format, target audience, geographic location and stage of development.

      We have a track record of acquiring, repositioning and improving the operating performance of previously under-performing stations. Management believes that a number of our stations have significant growth opportunities or turnaround potential and, therefore, can be characterized as start-up or developing stations. Generally, we consider start-up or developing stations to include those stations that have been recently acquired and offer the greatest potential for growth. Currently, we consider 38 of our stations to be start-up or developing stations. We believe these stations can achieve significant revenue growth by employing our operating strategy. Management believes that our mix of stations in different stages of development enables us to maximize our growth potential.

      During 2000, we created a new media division, Cox Radio Interactive (CXRi), to act as the clearinghouse and distributor for our Internet tools and technology, including our radio station web sites. Our 76 web sites are programmed based on what listeners want from a radio station web site and are focused on audio, community calendar and database marketing. For example, as a convenience to our listeners, we were the first company to broadly deploy and maintain a web-based searchable list of the last songs played on our music radio stations. CXRi also trains our local sales staffs on the integrated marketing opportunities station web sites bring to our advertisers who are increasingly taking advantage of the reach Internet inventory provides them.

Acquisitions and Dispositions

      During the past several years, we have actively managed our portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, we provide programming or sales and marketing or a combination of such services. The broadcast revenues and operating expenses of stations operated by us under LMAs and JSAs have been included in our operations since the respective dates of such agreements.

      All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by us during the past three years, and through February 28, 2003 are discussed below.

      In January 2000, we acquired the assets of KRTQ-FM (formerly KTFX-FM) in Tulsa, Oklahoma, for consideration of $3.5 million. We had been operating this station pursuant to an LMA since January 1999.

      In January 2000, we disposed of the assets of KACE-FM and KRTO-FM, serving Los Angeles, California, for consideration of approximately $75 million, resulting in a pre-tax gain of approximately $46.6 million.

      In April 2000, the LMA for WCNN-AM, serving Atlanta, Georgia, terminated.

      In April 2000, we disposed of the assets of KGMZ-FM, serving Honolulu, Hawaii, for approximately $6.6 million. The resulting loss on disposition was immaterial. We continue to manage this station’s local, regional and national advertising sales efforts under a JSA. In addition, we are a guarantor of the buyer’s financing for this transaction.

      In May 2000, we acquired the assets of KINE-FM, KCCN-FM and KCCN-AM, serving Honolulu, Hawaii, for consideration of approximately $17.8 million.

      In July 2000, we acquired the outstanding capital stock of Marlin Broadcasting, Inc., which owned radio stations WPYM-FM (formerly WTMI-FM) serving Miami, Florida, WCCC-FM and WCCC-AM serving Hartford, Connecticut, and WBOQ-FM serving Gloucester, Massachusetts, for approximately $125 million. As part of this transaction, we sold those assets of Marlin comprising WCCC-FM, WCCC-AM and WBOQ-FM to certain of the former principals of Marlin for approximately $25 million, and did not recognize any gain or loss on the sale of these assets.

      In August 2000, we acquired WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and national and local sales and marketing rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California, plus approximately $3 million. The transaction was accounted for as a purchase business combination with a fair value of $473 million based on an independent appraisal. We recorded a $429.9 million pre-tax gain on the transaction in the third quarter of 2000. We had operated the acquired stations (other than WYBC-FM) pursuant to an LMA and WYBC-FM pursuant to a JSA since October 1999 and continue to operate WYBC-FM pursuant to a JSA. We obtained a temporary waiver of the FCC’s newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta, Georgia.

      In August 2000, we acquired the assets of radio stations KKBQ-FM, KLDE-FM and KTHT-FM (formerly KKTL-FM), serving Houston, Texas, and WKHK-FM, WMXB-FM, WKLR-FM and WVBB-AM (formerly WTVR-AM), serving Richmond, Virginia, for consideration of approximately $380 million.

      In August 2000, we acquired the capital stock of Midwestern Broadcasting Company, Inc., which owned WALR-FM, serving Atlanta, Georgia, for $280 million. In a related transaction with Salem

Communications Corporation in September 2000, we exchanged the license and transmitting facilities of WALR-FM, as well as the license and transmitting facilities of radio stations KLUP-AM, serving San Antonio, Texas, and WSUN-AM (formerly WFNS-AM), serving Tampa, Florida, for the license and transmitting facilities of radio station KHPT-FM (formerly KKHT-FM), serving Houston, Texas. We retained the intellectual property of WALR-FM and are broadcasting WALR-FM’s programming on our WJZF-FM signal in Atlanta, Georgia. We changed WJZF-FM’s call letters to WALR-FM.

      In February 2001, we acquired WDYL-FM serving Richmond, Virginia, and WJMZ-FM and WHZT-FM (formerly WPEK-FM) serving Greenville, South Carolina, for a total of $52.5 million.

      In February 2001, we entered into a JSA to provide sales and marketing services for WARV-FM serving Richmond, Virginia, and simultaneously guaranteed the owner’s financing for the acquisition of this station. In February 2003, the owner sold WARV-FM and repaid the $1.0 million of indebtedness associated with this station, thereby extinguishing our guarantee of that indebtedness. Also in February 2003, the JSA related to this station terminated.

      In February 2001, we disposed of WHOO-AM serving Orlando, Florida, for $5 million, resulting in a pre-tax gain of approximately $2.4 million.

      In May 2001, we disposed of the assets of KGTO-AM serving Tulsa, Oklahoma, for $0.5 million. The resulting gain on disposition was immaterial.

      In July 2001, we disposed of the assets of WVBB-AM (formerly WTVR-AM) serving Richmond, Virginia, for $0.7 million. The resulting loss on disposition was immaterial.

      In January 2002, we disposed of the assets of KRTR-AM (formerly KGMZ-AM) serving Honolulu, Hawaii, for $0.6 million. The buyer of the station had been operating the station under an LMA since October 2001. The resulting loss on disposition was immaterial.

      In June 2002, we disposed of the assets of KCCN-AM serving Honolulu, Hawaii, for $0.8 million. The resulting gain on disposition was immaterial.

      In August 2002, we disposed of the assets of WBWL-AM serving Jacksonville, Florida, for $2.5 million. The resulting gain on disposition was immaterial.

Radio Stations

      The following table summarizes certain information relating to radio stations we own or operate:

			Target Demographic		Demographic Group
			Group		(Adults 25-54)
		Target
Market(1) and Station		Demographic	Audience		Audience
Call Letters	Format	Group	Share	Rank	Share	Rank

Atlanta
WSB-AM	News/Talk	Adults 35-64	10.8	1	7.8	2
WALR-FM	Urban Adult Contemporary	Adults 35-54	6.2	3	5.1	4
WSB-FM	Adult Contemporary	Women 25-54	6.0	4	4.8	6
WBTS-FM	Rhythmic CHR	Women 18-34	5.6	5	2.0	21
WFOX-FM (2)	Urban Contemporary	Adults 25-54	—	—	—	—
Birmingham
WBHJ-FM	Hip Hop	Adults 18-34	14.4	1	5.4	6
WBHK-FM	R&B/Soul	Adults 25-54	14.4	1	14.4	1
WZZK-FM	Country	Adults 25-54	6.9	3	6.9	3
WBPT-FM	80’s	Adults 25-54	4.8	7	4.8	7
WAGG-AM	Gospel	Adults 25-54	4.4	9	4.4	9
WODL-FM	Oldies	Adults 35-54	2.2	15	1.7	17
WRJS-AM	Spanish/Gospel	Adults 25-54	0.4	25	0.4	25
Dayton
WHKO-FM	Country	Adults 25-54	9.0	3	9.0	3
WHIO-AM	News/Talk	Adults 35-54	4.6	7	3.7	8

			Target Demographic		Demographic Group
			Group		(Adults 25-54)
		Target
Market(1) and Station		Demographic	Audience		Audience
Call Letters	Format	Group	Share	Rank	Share	Rank

WDPT-FM	80’s	Adults 25-54	3.4	9	3.4	9
WZLR-FM formerly WDTP- FM) (2)	Classic Rock	Men 25-54	—	—	—	—
Greenville-Spartanburg
WJMZ-FM	Urban Contemporary	Adults 25-54	8.4	2	8.4	2
WHZT-FM	Rhythmic CHR	Adults 18-34	10.7	2	4.3	9
Honolulu
KCCN-FM	Hawaiian CHR	Adults 18-34	9.9	1	7.5	3
KRTR-FM	Adult Contemporary	Adults 25-54	8.3	2	8.3	2
KGMZ-FM (3)	Oldies	Adults 35-54	6.5	4	4.9	8
KINE-FM	Hawaiian Adult	Adults 25-54	6.5	4	6.5	4
	Contemporary
KXME-FM	Rhythmic CHR	Women 18-34	7	7	2.8	16
Houston
KLDE-FM	Oldies	Adults 35-54	4.9	5	3.6	8
KHPT-FM	80’s	Adults 25-54	3.3	12	3.3	12
KKBQ-FM	Country	Adults 25-54	3.0	16	3.0	16
KTHT-FM	Country Legends	Adults 35-64	0.6	34	1.0	26
Jacksonville
WAPE-FM	CHR	Women 18-34	13.4	1	6.3	6
WFYV-FM	Classic Rock	Men 25-54	13.2	1	9.1	1
WKQL-FM	Oldies	Adults 35-54	8.4	3	6.7	4
WMXQ-FM	80’s	Adults 25-54	6.7	4	6.7	4
WOKV-AM	News/Talk	Adults 35-64	6.2	6	4.8	8
Long Island
WBLI-FM	CHR	Women 18-34	11.7	1	5.7	3
WBAB-FM (4)	Mainstream Rock	Men 25-54	8.6	1	6.3	1
WHFM-FM (4)	Mainstream Rock	Men 25-54	—	—	—	—
Louisville
WVEZ-FM	Adult Contemporary	Women 25-54	10.0	2	6.9	3
WSFR-FM	Classic Rock	Adults 25-54	5.6	4	5.6	4
WRKA-FM	Oldies	Adults 35-54	5.4	5	4.2	9
WPTI-FM	80’s	Adults 25-54	3.2	11	3.2	11
Miami
WEDR-FM	Urban Contemporary	Adults 18-34	12.6	1	6.5	1
WHQT-FM	Urban Adult Contemporary	Adults 25-54	5.7	2	5.7	2
WPYM-FM	Dance CHR	Adults 18-34	6.5	3	3.6	11
WFLC-FM	Hot Adult Contemporary	Women 25-54	4.7	6	4.0	8
Orlando
WHTQ-FM	Classic Rock	Men 35-54	7.2	2	4.6	7
WCFB-FM	Urban Adult Contemporary	Adults 25-54	5.9	4	5.9	4
WPYO-FM	Rhythmic/ Dance/CHR	Adults 18-34	6.3	4	2.3	17
WWKA-FM	Country	Adults 25-54	5.6	5	5.6	5
WMMO-FM	Rock Adult Contemporary	Adults 25-54	5.5	6	5.5	6
WDBO-AM	News/Talk	Adults 35-64	5.7	7	4.0	12
Richmond
WKLR-FM	Classic Rock	Men 25-54	9.8	1	7.3	3
WKHK-FM	Country	Adults 25-54	7.9	2	7.9	2
WDYL-FM	New Rock	Men 18-34	9.9	2	2.8	15
WMXB-FM	Hot Adult Contemporary	Women 25-54	6.2	6	4.9	8
San Antonio
KONO-FM (5)	Oldies	Adults 35-54	9.1	1	7.1	1
KISS-FM	Active Rock	Adults 18-49	9.4	1	7.1	1
KCYY-FM	Country	Adults 25-54	5.5	5	5.5	5
KSMG-FM	Hot Adult Contemporary	Adults 25-54	4.9	7	4.9	7

			Target Demographic		Demographic Group
			Group		(Adults 25-54)
		Target
Market(1) and Station		Demographic	Audience		Audience
Call Letters	Format	Group	Share	Rank	Share	Rank

KCJZ-FM	Rhythmic CHR	Women 18-49	4.3	10	2.5	16
KKYX-AM	Classic Country	Adults 35-64	1.5	19	0.7	25
KONO-AM (5)	Oldies	Adults 35-54	—	—	—	—
Southern Connecticut
Bridgeport
WEZN-FM	Adult Contemporary	Women 25-54	16.7	2	12.3	2
New Haven
WPLR-FM	Classic Rock/Mainstream	Men 25-54	15.5	1	11.9	1
WYBC-FM (3)	Urban Adult Contemporary	Adults 25-54	6.8	3	6.8	3
Stamford-Norwalk
WKHL-FM	Oldies	Adults 35-54	4.1	6	3.4	11
WEFX-FM	Classic Rock	Adults 25-54	3.9	6	3.9	6
WSTC-AM	News/Talk	Adults 35-64	1.4	23	1.0	29
WNLK-AM	News/Talk	Adults 35-64	0.5	35	Not reported	Not reported
Tampa
WDUV-FM	Soft Adult Contemporary	Adults 35-64	7.8	1	3.2	15
WWRM-FM	Adult Contemporary	Women 25-54	7.0	2	4.6	8
WPOI-FM	80’s	Adults 25-54	5.8	4	5.8	4
WSUN-FM	Alternative Rock	Men 18-34	7.9	4	2.9	16
WBBY-FM	Classic Hits	Adults 35-54	4.5	10	3.5	13
WHPT-FM	Classic Rock	Men 25-44	4.8	10	3.3	14
Tulsa
KRAV-FM	Adult Contemporary	Women 25-54	9.4	1	6.8	4
KWEN-FM	Country	Adults 25-54	7.6	2	7.6	2
KRMG-AM	News/Talk	Adults 25-54	7.2	3	7.2	3
KRTQ-FM	Active Rock	Men 18-34	9.3	3	3.0	13
KJSR-FM	Classic Rock	Men 25-54	6.6	3	5.4	7

Source: Arbitron Market Reports four-book average for Winter 2002, Spring 2002, Summer 2002 and Fall 2002.

(1)	Metropolitan market served; city of license may differ.
(2)	The station format was changed within the last year; therefore, the station’s audience share and audience rank information for 2002 are not applicable.
(3)	Station operated by Cox Radio under a JSA.
(4)	Audience share and audience rank information for WBAB-FM and WHFM-FM are combined because the stations are simulcast.
(5)	Audience share and audience rank information for KONO-FM and KONO-AM are combined because the stations are simulcast.

Operating Strategy

      The following is a description of the key elements of our operating strategy:

      Clustering of Stations. We operate our stations in clusters to:

•	Enhance net revenue growth by increasing the appeal of our stations to advertisers and enabling such stations to compete more effectively with other forms of advertising; and

•	Achieve operating efficiencies by consolidating broadcast facilities, eliminating duplicative positions in management and production and reducing overhead expenses.

      Management believes that operating several radio stations in each of its markets enables its sales teams to offer advertisers more attractive advertising packages. Furthermore, as radio clusters achieve significant audience share, they can deliver to advertisers the audience reach that historically only television and newspapers could offer, with the added benefit of frequent exposure to advertisers’ target customers. Management believes that our clusters of stations, and their corresponding audience share, provide opportunities to capture an increased share of total advertising revenue in each of our markets.

      Development of Under-Performing Stations. Our management has demonstrated its ability to acquire under-performing radio stations and develop them into consistent ratings and revenue leaders. Our historic margins reflect the acquisition and continued development of under-performing stations, as well as the fact that increases in net revenue are typically realized subsequent to increases in audience share. Management believes that a number of our stations have significant growth opportunities or turnaround potential and can therefore be characterized as start-up or developing stations.

      Implementation of Cox Radio’s Management Philosophy. Our local station operations, supported by a lean corporate staff, employ a management philosophy emphasizing:

•	Market research and targeted programming;

•	A customer-focused selling strategy for advertising; and

•	Marketing and promotional activities.

      Market Research and Targeted Programming. Our research, programming and marketing strategy combines extensive research with an assessment of competitors’ vulnerabilities and market dynamics in order to identify specific audience opportunities within each market. We also retain consultants and research organizations to continually evaluate listener preferences. Using this information, we tailor the programming, marketing and promotions of each station to maximize its appeal to its target audience. Our disciplined application of market research enables each of our stations to be responsive to the changing preferences of its targeted listeners. This approach focuses on the needs of the listeners and their community and is designed to improve ratings and maximize the impact of advertising for our customers.

      Through our research, programming and marketing, we also seek to create a distinct and marketable local identity for each of our stations in order to enhance audience share and listener loyalty and to protect against direct format competition. To achieve this objective, we employ and promote distinct high-profile on-air personalities and local sports programming at many of our stations. For example, we broadcast “Dr. Laura” in Tulsa; “Rush Limbaugh” in Dayton, Jacksonville and Tulsa; “The Clark Howard Show” in Atlanta, Dayton, Jacksonville, Orlando and Tulsa; “Neal Boortz” in Atlanta, Dayton, Jacksonville, Orlando and Tulsa; the Atlanta Braves in Atlanta; the Jacksonville Jaguars in Jacksonville; and the Orlando Magic in Orlando.

      Customer-Focused Selling Strategy for Advertising. We have implemented a unique, customer-focused approach to selling advertising known as the Consultative Selling System. Our sales personnel are trained to approach each advertiser with a view towards solving the marketing needs of the customer. In this regard, the sales staff consults with customers, attempts to understand their business goals and offers comprehensive marketing solutions, including the use of radio advertising. Instead of merely selling station advertising time, our sales personnel are encouraged to develop innovative marketing strategies for the station’s advertising customers.

      Marketing and Promotional Activities. Our stations regularly engage in significant local promotional activities, including advertising on local television and in local print media, participating in telemarketing and direct mailings and sponsoring contests, concerts and events. Special events may include charitable athletic events, events centered on a major local occasion or local ethnic group and special community or family events. We also engage in joint promotional activities with other media in our markets to further leverage our promotional spending. These promotional efforts help our stations add new listeners and increase the amount of time spent listening to the stations.

      Strong Management Teams. In addition to relying upon our experienced senior operating management, we place great importance on the hiring and development of strong local management teams and have been successful in retaining experienced management teams that have strong ties to their communities and customers.

      We invest significant resources in identifying and training employees to create a talented team of managers at all levels of station operations. These resources include:

•	Gallup/SRI, which helps us identify and select talented individuals for management and sales positions;

•	Center for Sales Strategy, an independent sales and management training company which trains and develops managers and sales executives; and

•	A program of leadership development conducted by our senior operating management and outside consultants.

      Local managers are empowered to run the day-to-day operations of their stations and to develop and implement policies that will improve station performance and establish long-term relationships with listeners and advertisers. The compensation of the senior operating management team and local station managers is dependent upon financial performance, and incentives to enhance performance are provided through awards under our Amended and Restated Long-Term Incentive Plan.

Clustering Strategy

      During the last several years, we have implemented our clustering strategy through the acquisition of radio stations in several of our existing markets as well as in new markets and disposition of certain radio stations that did not enhance our operating clusters. Management believes that larger, well-capitalized companies with experienced management, such as Cox Radio, are best positioned to take advantage of acquisition opportunities. Management considers the following factors when making an acquisition:

      Market Selection Considerations. Our acquisition strategy has been focused on clustering stations in our existing markets and making opportunistic acquisitions in additional markets in which we believe that we can cost-effectively achieve a leading position in terms of audience and revenue share. Management believes that we will have the financial resources and management expertise to continue to pursue our acquisition strategy when appropriate opportunities arise. Certain future acquisitions may be limited by the multiple and cross-ownership rules of the Federal Communications Commission. See “Federal Regulation of Radio Broadcasting — General Ownership Matters”.

      Station Considerations. We expect to concentrate on acquiring radio stations that offer, through the application of our operating philosophy, the potential for improvement in the station’s performance. Such stations may be in various stages of development, which presents us with an opportunity to apply our management techniques and to enhance asset value. In evaluating potential acquisitions, we consider the strength of a station’s broadcast signal. A powerful broadcast signal enhances delivery range and clarity, thereby influencing listener preference and loyalty. We also assess the strategic fit of an acquisition with our existing clusters of radio stations. When entering a new market, we expect to acquire a “platform” upon which to expand our portfolio of stations and to build a leading cluster of stations.

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

      According to the Radio Advertising Bureau’s Radio Marketing Guide and Fact Book for Advertisers, 2002-2003, radio reaches approximately 96% of all consumers over the age of 12 every week and 77% of persons over the age of 12 turn on their radios every day. More than 60% of all radio listening is done outside the home, in contrast to other advertising media, and radio reaches 84% of adults 18 and older in the car each week. The average listener over the age of 12 spends an average of 20 hours per week listening to radio. Most radio listening occurs during the morning and evening hours, and as a result, radio advertising sold during these “drive time” periods achieves premium advertising rates.

      Radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, adult contemporary, oldies or news/talk. A station’s format and style of presentation enables it to target certain demographics. By capturing a specific share of a market’s radio listening audience, with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations utilize data published by audience measuring services, such as Arbitron, to estimate how many people within particular geographical markets and demographics listen to specific stations.

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

      A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a station usually will engage a firm that specializes in soliciting radio advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the station’s market and receive commissions based on the revenue from the advertising obtained.

Competition; Changes in the Broadcasting Industry

      The radio broadcasting industry is a highly competitive business. The success of each of our stations depends largely upon our audience ratings and our share of the overall advertising revenue within our market. Our stations compete for listeners directly with other radio stations in their respective markets, primarily on the basis of program content that appeals to a target demographic group. By building a strong listener base consisting of a specific demographic in each of our markets, we are able to attract advertisers seeking to reach those listeners. Our stations compete for advertising revenue directly with other radio stations and with other electronic, broadcast and print media within their respective markets.

      Factors that are material to a station’s competitive position include management experience, the station’s audience share and rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance, and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with promotional campaigns aimed at the demographics targeted by our stations and by sales efforts designed to attract advertisers. Broadcasters also may, within limits, enter into joint arrangements with other stations in a market relating to programming, advertising sales and station operations. Management believes that radio stations that elect to take advantage of these opportunities may, in certain circumstances, have lower operating costs and may be able to offer advertisers more attractive rates and services.

      Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the Federal Communications Commission, or FCC. The number of radio stations that a single entity may own and operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC’s multiple ownership rules. These rules regulate the number of stations that may be owned and controlled by a single entity. The FCC also uses competitive bidding procedures (auctions) to select among mutually exclusive applicants for new broadcast stations and major changes to existing stations.

      Potential advertisers can substitute advertising through broadcast television, cable television (which can offer concurrent exposure on a number of cable networks to enlarge the potential audience), direct broadcast satellite television, daily, weekly and free-distribution newspapers, other print media, direct mail and on-line computer services for radio advertising. Competing media commonly target the customers of their competitors, and advertisers regularly shift dollars from radio to these competing media and vice versa. Accordingly, there can be no assurance that any of our stations will be able to maintain or increase its advertising revenue share. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite digital audio radio service and by digital audio broadcasting. Digital audio broadcasting and satellite digital audio radio service provide for the delivery by terrestrial or satellite means of multiple new audio programming formats with compact disc quality sound to local and national audiences. The delivery of information through the Internet also has created a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as broadcast television, cable television, the Internet, audiotapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

Federal Regulation of Radio Broadcasting

      The ownership, operation and sale of radio stations, including those licensed to Cox Radio, are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the Communications Act). Among other things, the FCC assigns frequency bands for broadcasting, determines the particular frequencies, locations and operating power of stations, issues, renews and modifies station licenses, determines whether to approve changes in ownership or control of station licenses, regulates equipment used by stations, adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content, employment practices and business of stations, and has the power to impose penalties, including license revocations, for violations of its rules or the Communications Act.

      The following is a brief summary of certain provisions of the Communications Act and of specific FCC rules and policies. This summary focuses on provisions material to our business, and a reader should refer to the Communications Act, FCC rules and public notices and rulings of the FCC for further information concerning the nature and extent of FCC regulation of broadcast stations.

     License Renewal

      Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. The FCC licenses for our stations are held by some of our subsidiaries. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public and interest groups. The FCC is required to hold hearings on a station’s renewal application only if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, our FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

      The FCC classifies each AM and FM station. An AM station operates on a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as: Class A stations, which operate on an unlimited time basis and are designed to render primary and secondary service over an extended area; Class B stations, which operate on an unlimited time basis and are designed to render service over a primary service area; or

Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous thereto. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

      The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. Class C FM stations that do not meet certain antenna-height parameters can be required to downgrade to Class C0 under certain circumstances.

      The following table sets forth selected information concerning each of the stations owned, or operated pursuant to an LMA or a JSA, by Cox Radio, including the metropolitan market served (city of license may differ), frequency, FCC license expiration date (a station may continue to operate beyond the expiration date if a timely-filed license renewal application is pending), FCC license classification, antenna height above average terrain and power:

Expiration
Market(1) and Station		Date		Height Above
Call Letters	Frequency	of License	Class	Average Terrain	Power

Atlanta
WSB-AM	750 KHz	4/1/04	A	N.A.	50 kw
WSB-FM	98.5 MHz	4/1/04	C	313 m	100 kw
WALR-FM	104.1 MHz	4/1/04	C1	371 m	60 kw
WBTS-FM	95.5 MHz	4/1/04	C1	340 m	74 kw
WFOX-FM	97.1 MHz	4/1/04	C	483 m	100 kw
Birmingham
WBHK-FM (2)	98.7 MHz	4/1/04	C1	408 m	39 kw
WBHJ-FM	95.7 MHz	4/1/04	C1	299 m	100 kw
WAGG-AM	610 KHz	4/1/04	B	N.A.	5 kw day
1 kw night
WRJS-AM	1320 KHz	4/1/04	D	N.A.	5 kw day
0.111 kw night
WZZK-FM (2)	104.7 MHz	4/1/04	C0	404 m	100 kw
WODL-FM	97.3 MHz	4/1/04	A	306 m	0.64 kw
WBPT-FM (2)	106.9 MHz	4/1/04	C0	404 m	100 kw
Dayton
WHKO-FM	99.1 MHz	10/1/04	B	325 m	50 kw
WHIO-AM	1290 KHz	10/1/04	B	N.A.	5 kw
WDPT-FM	95.7 MHz	10/1/04	B	145 m	50 kw
WZLR-FM (formerly WDTP-FM)	95.3 MHz	10/1/04	A	98 m	6 kw
Greenville-Spartanburg
WJMZ-FM	107.3 MHz	12/1/04	C	308 m	100 kw
WHZT-FM	98.1 MHz	12/1/04	C	304 m	100 kw
Honolulu
KRTR-FM	96.3 MHz	2/1/06	C	645 m	75 kw
KXME-FM	104.3 MHz	2/1/06	C	645 m	75 kw
KGMZ-FM (3)	107.9 MHz	2/1/06	C	599 m	100 kw
KCCN-FM	100.3 MHz	2/1/06	C	599 m	100 kw
KINE-FM	105.1 MHz	2/1/06	C	599 m	100 kw
Houston
KHPT-FM	106.9 MHz	8/1/05	C	579 m	100 kw
KLDE-FM	107.5 MHz	8/1/05	C	601 m	98 kw
KTHT-FM	97.1 MHz	8/1/05	C	563 m	100 kw
KKBQ-FM	92.9 MHz	8/1/05	C	585 m	100 kw
Jacksonville
WAPE-FM	95.1 MHz	2/1/04	C	300 m	100 kw
WFYV-FM	104.5 MHz	2/1/04	C	309 m	100 kw
WKQL-FM	96.9 MHz	2/1/04	C	309 m	100 kw

Expiration
Market(1) and Station		Date		Height Above
Call Letters	Frequency	of License	Class	Average Terrain	Power

WMXQ-FM	102.9 MHz	2/1/04	C	309 m	100 kw
WOKV-AM	690 KHz	2/1/04	B	N.A.	50 kw day
10 kw night
Long Island
WBLI-FM	106.1 MHz	6/1/06	B	152 m	49 kw
WBAB-FM	102.3 MHz	6/1/06	A	82 m	6 kw
WHFM-FM	95.3 MHz	6/1/06	A	108 m	5 kw
Louisville
WVEZ-FM	106.9 MHz	8/1/04	B	204 m	24.5 kw
WRKA-FM	103.1 MHz	8/1/04	A	95 m	6 kw
WSFR-FM	107.7 MHz	8/1/04	B1	173 m	8.2 kw
WPTI-FM	103.9 MHz	8/1/04	A	149 m	1.35 kw
Miami
WEDR-FM	99.1 MHz	2/1/04	C1	280 m	100 kw
WHQT-FM	105.1 MHz	2/1/04	C	307 m	100 kw
WFLC-FM	97.3 MHz	2/1/04	C	307 m	100 kw
WPYM-FM	93.1 MHz	2/1/04	C	307 m	100 kw
Orlando
WCFB-FM (4)	94.5 MHz	2/1/04	C	448 m	100 kw
WWKA-FM	92.3 MHz	2/1/04	C	454 m	100 kw
WDBO-AM	580 KHz	2/1/04	B	N.A.	5 kw
WMMO-FM	98.9 MHz	2/1/04	C2	159 m	44 kw
WHTQ-FM	96.5 MHz	2/1/04	C	454 m	100 kw
WPYO-FM	95.3 MHz	2/1/04	A	144 m	2.9 kw
Richmond
WKLR-FM	96.5 MHz	10/1/03	B	138 m	50 kw
WKHK-FM	95.3 MHz	10/1/03	B1	120 m	17.5 kw
WMXB-FM	103.7 MHz	10/1/03	B	256 m	20 kw
WDYL-FM	101.1 MHz	10/1/03	A	112 m	4 kw
San Antonio
KONO-FM	101.1 MHz	8/1/05	C1	302 m	98 kw
KONO-AM	860 KHz	8/1/05	B	N.A.	5 kw day
0.9 kw night
KCYY-FM	100.3 MHz	8/1/05	C	300 m	100 kw
KCJZ-FM	106.7 MHz	8/1/05	C	310 m	100 kw
KKYX-AM	680 KHz	8/1/05	B	N.A.	50 kw day
10 kw night
KISS-FM	99.5 MHz	8/1/05	C	339 m	100 kw
KSMG-FM	105.3 MHz	8/1/05	C	381 m	95 kw
Southern Connecticut
Bridgeport
WEZN-FM	99.9 MHz	4/1/06	B	204 m	27.5 kw
New Haven
WPLR-FM	99.1 MHz	4/1/06	B	276 m	15 kw
WYBC-FM (3)	94.3 MHz	4/1/06	A	144 m	3 kw
Stamford-Norwalk
WKHL-FM	96.7 MHz	4/1/06	A	100 m	3 kw
WEFX-FM	95.9 MHz	4/1/06	A	91 m	3 kw
WSTC-AM	1400 KHz	4/1/06	C	N.A.	0.78 kw
WNLK-AM	1350 KHz	4/1/06	B	N.A.	1 kw day
0.5 kw day
Tampa
WDUV-FM	105.5 MHz	2/1/04	C1	410 m	46 kw
WWRM-FM	94.9 MHz	2/1/04	C	470 m	100 kw
WPOI-FM	101.5 MHz	2/1/04	C	470 m	100 kw
WSUN-FM	97.1 MHz	2/1/04	C2	224 m	11.5 kw
WBBY-FM	107.3 MHz	2/1/04	C1	182 m	100 kw
WHPT-FM	102.5 MHz	2/1/04	C	503 m	100 kw

Expiration
Market(1) and Station		Date		Height Above
Call Letters	Frequency	of License	Class	Average Terrain	Power

Tulsa
KRMG-AM	740 KHz	6/1/05	B	N.A.	50 kw day
25 kw night
KRAV-FM	96.5 MHz	6/1/05	C	405 m	100 kw
KWEN-FM	95.5 MHz	6/1/05	C	405 m	100 kw
KRTQ-FM	102.3 MHz	6/1/05	C2	150 m	50 kw
KJSR-FM	103.3 MHz	6/1/05	C	390 m	100 kw

(1)	Metropolitan market served; city of license may differ.
(2)	Station operating at these parameters pursuant to temporary authority. An FCC application for a permanent license has been filed.
(3)	Cox Radio provides sales and other services to this station pursuant to a JSA.
(4)	Station operating at these parameters pursuant to temporary authority. An FCC application for a permanent license will be filed.

     General Ownership Matters

      The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. To obtain the FCC’s prior consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. Depending on whether the application involves the assignment of the license or a “substantial change” in ownership or control (e.g., the transfer of more than 50% of the voting stock), the application may be required to go on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. When reviewing an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

      The FCC’s multiple ownership rules limit the permissible acquisitions and investments we may make. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. In December 2000, the FCC eliminated its longstanding rule which provided that a minority stock interest in a corporation would not be deemed attributable if there was a single holder of more than 50% of the outstanding voting power of the corporation. The United States Court of Appeals for the District of Columbia Circuit subsequently reversed a similar rule change the FCC had adopted with respect to the ownership of cable systems. The FCC has suspended elimination of the exemption as it applies to the ownership of broadcast stations and has commenced a rulemaking to evaluate further whether to retain the exemption. This proceeding remains pending.

      The FCC treats all partnership interests as attributable, except for those limited partnership interests that are “insulated” by the terms of the limited partnership agreement from “material involvement” in the media-related activities of the partnership. The FCC applies the same attribution and insulation standards to limited liability companies and other new business forms.

      The FCC treats as attributable equity and debt interests if they exceed 33% of a station licensee’s total assets when combined and if the party holding the interest either (a) supplies more than 15% of the station’s total weekly programming or (b) has an attributable interest in another media entity in the same market. Under these rules, all non-conforming interests acquired before November 7, 1996 (other than LMAs) are permanently grandfathered and thus do not constitute attributable ownership interests.

      The Communications Act prohibits the holding of broadcast licenses by any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens, a foreign government, any corporation organized under the laws of a foreign country, or their representatives (collectively “Aliens”), or the holding of a broadcast license by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by such foreign persons, governments, entities or representatives, unless the FCC finds that the public interest would be served by granting a license under such circumstances. The FCC generally has declined to permit the control of broadcast licenses by corporations with foreign ownership or voting rights in excess of the 25% benchmark.

      Our parent company, Cox Broadcasting, Inc., and our indirect parent, Cox Enterprises, have attributable ownership interests in television stations located in:

•	Orlando, Florida;

•	Charlotte, North Carolina;

•	Pittsburgh and Johnstown, Pennsylvania;

•	Dayton and Steubenville, Ohio;

•	Atlanta, Georgia;

•	San Francisco and San Jose, California;

•	El Paso, Texas;

•	Seattle, Washington; and

•	Reno, Nevada.

      Cox Enterprises also has attributable ownership interests in daily newspapers located in:

•	Grand Junction, Colorado;

•	West Palm Beach, Florida;

•	Atlanta, Georgia;

•	Greenville, Rocky Mount and Elizabeth City, North Carolina;

•	Dayton, Hamilton, Middletown and Springfield, Ohio; and

•	Austin, Longview, Lufkin, Waco, Nacogdoches, and Marshall, Texas.

      Cox Enterprises has a non-attributable ownership interest in a daily newspaper located in Daytona Beach, Florida.

     Local Radio Ownership Rule and Radio Market Concentration Issues

      The FCC’s local radio multiple ownership rule provides for certain limits on the number of radio stations that one entity may own in a local geographic market. These limits are as follows:

•	In a radio market with 45 or more commercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same broadcast service (i.e., AM or FM);

•	In a radio market with between 30 and 44 (inclusive) commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same broadcast service;

•	In a radio market with between 15 and 29 (inclusive) commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same broadcast service; and

•	In a radio market with 14 or fewer commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same broadcast service, except that a party may not own, operate or control more than 50 percent of the stations in the market.

      Notwithstanding the limits contained in the FCC’s local radio multiple ownership rule, the FCC has the authority to permit any person or entity to own, operate or control, or have an attributable ownership interest in a number of radio broadcast stations in excess of the rule’s limits if the FCC determines that such ownership, operation, control or interest will result in an increase in the number of radio broadcast stations that are in operation.

      In addition to the FCC’s rules governing radio ownership, the Antitrust Division of the United States Department of Justice and the Federal Trade Commission have the authority to determine that a particular transaction presents antitrust concerns. The Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on concerns that the status quo constituted unacceptable concentration levels. The FCC also independently examines issues of market concentration when considering radio station acquisitions. The FCC has delayed its approval of a number of proposed radio station purchases by various parties because of concerns about market concentration and has withheld approval of radio acquisitions if the Antitrust Division has expressed concern regarding concentration levels in a particular market, even if the acquisitions comply with the FCC’s local radio ownership rules. Also, the FCC will issue specific public notice of its intention to conduct additional ownership concentration analysis, and solicit public comment on “the issue of concentration and its effect on competition and diversity,” with respect to particular applications for consent to radio station acquisitions based on advertising revenue shares or other criteria. FCC action on applications so designated typically may be delayed from a period of a few additional weeks to a year or more.

      The FCC does not currently regulate the number of radio stations that may be owned or controlled by one entity nationally.

     Local Marketing Agreements and Joint Sales Agreements

      A significant number of radio broadcast licensees, including Cox Radio, have entered into LMAs or JSAs. Under a typical LMA, separately-owned and licensed radio stations serving a common geographic area agree to function cooperatively in terms of programming, advertising sales and various administrative duties, subject to the licensee of each station maintaining independent control over the programming and station operations of its own station and subject to compliance with other requirements of the FCC’s rules and policies as well as the antitrust laws. The LMA concept is referred to in the FCC rules as “time brokerage” under which a licensee of a station is permitted to sell the right to broadcast blocks of time on its station to an entity or entities which program the blocks of time and sell their own commercial advertising announcements for their own account during the time periods in question. Under a typical JSA, two separately owned radio stations serving a common service area agree to function cooperatively in terms of advertising sales only. Under such an arrangement, the licensee of one station sells the advertising time on the other licensee’s station for its own account but does not provide any programming to the other licensee’s station. This arrangement is also subject to ultimate control by the latter licensee.

      The FCC’s multiple ownership rules specifically permit radio stations to enter into and implement LMAs, so long as the licensee of the station, which is being programmed under the LMA, maintains complete control over the operations of its station and assures compliance with applicable FCC requirements. A radio station being programmed pursuant to an LMA is considered an attributable ownership interest if the holder of the LMA either (a) owns a radio station, television station or a daily newspaper in the same market or (b) has a combined equity/debt interest in the licensee with a value exceeding 33% of the station licensee’s total assets. JSAs are not attributable under the FCC’s ownership rules.

     Radio/Television Cross-Ownership Rule

      The FCC’s radio/television cross-ownership rule permits the common ownership or control of more than one radio station, whether AM, FM or both, and a television station in the same market based on the number of independently owned media voices in the local market.

•	In large markets, i.e., markets with at least 20 independently owned media voices, a single entity may own up to two television stations and six radio stations. Alternatively, such an entity is permitted to own one television station and seven radio stations in the same market.

•	In a market that includes at least ten other independently owned media voices, a single entity may own one television station and up to four radio stations or, if permitted under the local television ownership rule, two television stations and up to four radio stations.

•	Regardless of the number of media voices in a market, a single entity may own one television station and one radio station in any market and two television stations and one radio station in markets where the FCC’s rules permit common ownership of two television stations.

      Waivers of the radio/television cross-ownership rule will be granted only under the “failed station” test (i.e., the subject station has been off the air for at least four months or is currently involved in involuntary bankruptcy or insolvency proceedings).

     Newspaper/Broadcast Cross-Ownership Rule

      The FCC’s rules prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market. Under current policy, the FCC will grant a permanent waiver of the radio/newspaper cross-ownership rule only in those circumstances in which the effect of applying the rule would be “unduly harsh,” (i.e., the newspaper is unable to sell the commonly owned station, the sale would be at an artificially depressed price or the local community could not support a separately-owned newspaper and radio station). The FCC previously has granted only four permanent waivers of this rule. Our ownership of WALR-FM (formerly WJZF-FM) in Atlanta, Georgia, was granted pursuant to a temporary waiver and is conditioned on the outcome of the FCC’s biennial review of its ownership rules, as discussed below.

     Biennial Review of Broadcast Ownership Rules

      On September 23, 2002, the FCC released a Notice of Proposed Rule Making opening an omnibus ownership proceeding to examine all of the FCC’s broadcast ownership rules. This overarching review of media ownership rules is the FCC’s first ownership rulemaking since the United States Court of Appeals for the District of Columbia Circuit overturned some of the ownership rules in 2002. Accordingly, while many of the rules had either been recently reviewed or were under review at the time of the court decision, this rulemaking is the FCC’s first attempt to provide a comprehensive analysis of its media ownership rules. Among the rules under examination are the radio/television cross-ownership rule, the newspaper/broadcast cross-ownership rule and the local radio ownership limits.

      Expansion of Cox Radio’s broadcast operations on both a local and national level will continue to be subject to the FCC’s ownership rules and any changes that may be adopted pursuant to the biennial review of other FCC proceedings. Any relaxation of the ownership rules may increase the level of competition to the extent that our competitors may have greater resources and thereby may be in a superior position to take advantage of such changes. Any restriction may also have an effect on Cox Radio and our investors. We cannot predict the ultimate outcome of the FCC’s ownership proceedings or its impact on our business and operations.

     Digital Audio Broadcasting

      To facilitate the development of digital audio broadcasting, or digital radio, in October 2002, the FCC adopted interim rules that permit AM and FM stations to transmit analog and digital signals simultaneously using a single channel. The FCC’s new rules permit AM (during daytime operation only) and FM stations to commence digital operation on a voluntary basis upon notification to the FCC. We plan to begin digital operation at each of our Atlanta and Miami stations during 2003. The FCC will consider long-term licensing and service rules for digital operation in a future proceeding. We cannot predict at this time the ultimate impact of this new technology on our business.

     Programming and Operation

      The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, equal employment opportunity outreach and record keeping, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts and technical operations including limits on radio frequency radiation. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full term) renewals or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Proposed Changes

      Congress and the FCC continually consider new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations, ownership and profitability; result in the loss of audience share and advertising revenue; or affect our ability to acquire additional radio broadcast stations or to finance such acquisitions. We can neither predict what matters might be considered nor judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

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

Seasonality

      Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Our revenues and operating income are typically lowest in the first quarter.

Employees

      As of December 31, 2002, we employed 1,564 full-time and 664 part-time employees. We believe our relations with employees are satisfactory, and there are no collective bargaining agreements in effect for our employees.

      We employ several on-air personalities with large audiences in their respective markets. We enter into employment agreements with certain on-air personalities in order to protect our interests in these employee relationships. We do not believe that the loss of any one of these on-air personalities would have a material adverse effect on our consolidated financial condition or results of operations.

Patents and Trademarks

      We own numerous domestic trademark registrations related to the business of our stations. We own no patents or patent applications. We do not believe that any of our trademarks are material to our business or operations.

Available Information

      Our Internet address is http://www.coxradio.com. At this time, our annual reports on Form 10-K are available on our Internet web site. We are actively working to provide access to our quarterly reports on

Form 10-Q, our current reports on Form 8-K and any amended periodic reports through our web site, and until this capability is available, we will voluntarily provide electronic copies of our filings free of charge upon request.

Forward-Looking Statements

      This Form 10-K includes “forward-looking” statements, which are statements that relate to our future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results, results we anticipate or results expressed or implied by such forward-looking statements. These risks and uncertainties include, among others:

•	Advertising demand in our markets;

•	The possibility that advertisers may cancel or postpone schedules in response to political events;

•	General economic and business conditions, both nationally and in the regions in which Cox Radio operates;

•	Technology changes;

•	Our ability to execute our Internet strategy effectively and the uncertainty surrounding Internet royalty obligations;

•	Competition;

•	Our success in executing and integrating acquisitions;

•	Our ability to generate sufficient cash flow to meet our debt service obligations and finance operations;

•	Our ability to secure financing on attractive terms;

•	Changes in business strategy or development plans;

•	The ability to attract and retain qualified personnel;

•	Existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	Liability and other claims asserted against Cox Radio; and

•	The level of success of our operating initiatives and strategy.

      We undertake no obligation to update any forward-looking statements or to release publicly the results of any revisions to forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

      Additional factors that could have a material and adverse impact on our business are set forth below.

Risk Factors

      The following factors (in addition to others) could have a material and adverse impact on our business:

     Risks Associated with our Growth Strategy

      Our business strategy depends on developing strong radio station clusters through the successful integration of recently acquired stations, including the development of under-performing radio stations and the opportunistic acquisition of additional radio stations. We intend to continue to evaluate the acquisition of additional radio stations or radio station groups. There can be no assurance that future acquisitions will be available on attractive terms or that FCC rules will continue to permit certain acquisitions. In addition, there can be no assurance that any synergies or savings will be achieved as a result of any acquisitions, that the integration of Cox Radio and new stations or management groups can be accomplished successfully or on a timely basis or that our acquisition strategy can be implemented.

      A significant portion of our business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 26%, 28% and 29% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

     Competition

      The radio broadcasting industry is a highly competitive business. Our radio stations compete against other radio stations and other media (including new media technologies that are being developed or introduced) for audience share and advertising revenue. Factors that are material to a station’s competitive position include management experience, the station’s audience share and rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. Management believes that radio stations that elect to take advantage of clustering opportunities may, in certain circumstances, have lower operating costs and may be able to offer advertisers more attractive rates and services. No assurance can be given that any of our stations will be able to maintain or increase their current audience ratings or advertising revenue share.

     Government Regulation of the Broadcasting Industry

      The radio broadcasting industry is subject to extensive and changing regulation. Among other things, the Communications Act and FCC rules and policies limit the number of radio stations that one entity can own in a given market. The Communications Act and FCC rules and policies also require FCC approval for transfers of control and assignments of FCC licenses. The filing of petitions or complaints against FCC licensees such as Cox Radio could result in the FCC delaying the grant of, or refusing to grant, its consent to the assignment of licenses to or from an FCC licensee or the transfer of control of an FCC licensee. In certain circumstances, the Communications Act and FCC rules will operate to impose limitations on alien ownership and voting of our common stock. There can be no assurance that there will be no changes in the current regulatory scheme, the imposition of additional regulations or the creation of new regulatory agencies, which changes could restrict or curtail our ability to acquire, operate and dispose of stations or, in general, to compete profitably with other operators of radio and other media properties.

      Each of our radio stations operates pursuant to one or more licenses issued by the FCC. Under FCC rules, radio licenses are granted for a term of eight years. Our licenses expire at various times between the years 2003 and 2006. Although we will apply to renew these licenses, third parties may challenge our renewal applications. While we are not aware of facts or circumstances that would prevent us from having our current licenses renewed, there can be no assurance that the licenses will be renewed. Failure to obtain the renewal of any of our broadcast licenses or to obtain FCC approval for an assignment or transfer to Cox Radio of a license in connection with a radio station acquisition may have a material adverse effect on our business and operations. In addition, if Cox Radio or any of its officers, directors or significant shareholders materially violates the FCC’s rules and regulations or the Communications Act, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition from a third party or on its own initiative commence a proceeding to impose sanctions upon Cox Radio which could involve the imposition of monetary fines, the revocation of our broadcast licenses or other sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the applicable radio station only after we had exhausted all rights to administrative and judicial review without success.

     Control of Cox Radio by Cox Enterprises and Potential Conflicts of Interest

      Cox Enterprises, through wholly-owned subsidiaries, owns approximately 62% of the outstanding common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio. As a result, Cox Enterprises has sufficient voting power to elect all the members of the Board of Directors of Cox Radio and effect transactions without the vote of a majority of our public shareholders. Our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws also contain certain anti-takeover provisions. The interests of Cox Enterprises, which operates businesses in other industries, including television broadcasting, broadband communications, auto auctions and newspapers, may from time to time diverge from the interests of Cox Radio. In addition, from time to time, we enter into transactions with Cox Enterprises or its affiliates and have entered into a credit facility with Cox Enterprises. Conflicts of interest between Cox Radio and Cox Enterprises could arise with respect to business dealings between them, including potential acquisitions of businesses or properties, the issuance of additional securities and the election of new or additional members of Cox Radio’s Board of Directors. The Audit Committee of our Board of Directors consists of independent directors and reviews related party transactions between Cox Radio and Cox Enterprises and its other affiliates. There can be no assurance that any conflicts of interest will be resolved in favor of Cox Radio.

ITEM 2.     Properties

      We lease corporate office space in Atlanta, Georgia. The types of properties required to support each of our stations include offices, studios, transmitter sites and antenna sites. The transmitter sites and antenna sites generally are located so as to provide maximum market coverage.

      We own transmitter and antenna sites in:

•	Atlanta, Georgia;
•	Birmingham, Alabama;
•	Bridgeport, New Haven and Stamford-Norwalk, Connecticut;
•	Dayton, Ohio;
•	Greenville, South Carolina;
•	Houston and San Antonio, Texas;
•	Jacksonville, Miami, Orlando and Tampa, Florida;
•	Long Island, New York;
•	Louisville, Kentucky; and
•	Tulsa, Oklahoma.

      We lease transmitter and antenna sites in:

•	Atlanta, Georgia;
•	Birmingham, Alabama;
•	Bridgeport, New Haven and Stamford-Norwalk, Connecticut;
•	Dayton, Ohio;
•	Greenville, South Carolina;
•	Honolulu, Hawaii;
•	Houston and San Antonio, Texas;
•	Jacksonville, Miami, Orlando and Tampa, Florida;
•	Long Island, New York;
•	Louisville, Kentucky;
•	Richmond, Virginia; and
•	Tulsa, Oklahoma.

      We own studio and office facilities in:

•	Birmingham, Alabama;
•	Dayton, Ohio;
•	Jacksonville, Miami and Orlando, Florida; and
•	Long Island, New York.

      We lease studio and office facilities in:

•	Atlanta, Georgia;
•	Birmingham, Alabama;
•	Bridgeport, New Haven and Stamford-Norwalk, Connecticut;
•	Dayton, Ohio;
•	Greenville, South Carolina;
•	Honolulu, Hawaii;
•	Houston and San Antonio, Texas;
•	Long Island, New York;
•	Louisville, Kentucky;
•	Richmond, Virginia;
•	Tampa, Florida; and
•	Tulsa, Oklahoma.

      We generally consider our facilities to be suitable and of adequate size for their current and intended purposes. We do not anticipate any difficulties in renewing any facility leases or in leasing additional space, if required.

      We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by our stations are generally in good condition, although opportunities to upgrade facilities are continuously reviewed.

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

      On October 11, 2000, Cox Radio and its controlling shareholder, Cox Broadcasting, Inc., were sued in Georgia federal court by broadcast station broker, Force Communications, for alleged breach of contract and other theories involving a failure to pay the broker a commission allegedly due on two transactions. The suit sought contract damages in excess of $5 million plus interest, costs, expenses and attorneys’ fees. Following completion of discovery, the parties filed cross-motions for summary judgment and on July 1, 2002, the court granted defendants’ motion for summary judgment and denied Force Communications’ cross-motion for partial summary judgment. On July 5, 2002, the court entered judgment in favor of Cox Radio and Cox Broadcasting, Inc. on all counts. On July 31, 2002, Force Communications filed a notice of appeal to the United States Court of Appeals for the 11th Circuit from the order entering summary judgment in favor of Cox Radio and Cox Broadcasting, Inc. and from the entry of judgment. Force Communications, Cox Radio and Cox Broadcasting, Inc. agreed on January 23, 2003 to resolve this matter through binding arbitration. Pursuant to that agreement, the arbitrator will issue an award that may range from a low of $600,000 to a high of $1.6 million, and following payment of such arbitration award, the

11th Circuit appeal will be dismissed with prejudice. The outcome of this matter cannot be predicted at this time.

      On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “advertisement” from a Cox Radio radio station. The parties have entered into agreements, approved by the court, staying all proceedings while awaiting a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. The Georgia Court of Appeals vacated and remanded the third-party case March 14, 2003 with instructions to the trial court to consider constitutional issues. At the present time, Cox Radio cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. Cox Radio intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

      Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

ITEM 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

ITEM 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The information required by this Item is incorporated by reference to the section entitled “Shareholder Information” of our 2002 Annual Report to Shareholders.

ITEM 6.     Selected Consolidated Financial Data

      The following selected financial data have been derived from consolidated financial statements of Cox Radio. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in this report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Amounts in Millions, Except Per Share Data)
Statements of operations data:
Net revenues(1)	$420.6	$395.3	$369.4	$300.5	$261.2
Cost of services (exclusive of depreciation shown separately below)(2)	93.2	92.4	80.7	68.9	62.2
Selling, general and administrative	161.1	154.0	140.9	115.0	104.8
Corporate general and administrative	15.5	13.3	13.3	10.1	8.4
Depreciation	12.1	11.4	7.8	7.2	5.8
Amortization	0.1	58.2	35.2	21.9	17.6
Loss on sales of assets	0.6	0.3	0.7	—	—
Gain on sales of radio stations	(0.3)	(2.4)	(475.2)	(40.5)	—

Operating income	138.3	68.1	566.0	117.9	62.4
Interest expense, net	39.7	47.5	32.5	22.8	16.9
Net income(3)	45.9	20.7	305.9	55.3	23.0
Net income per common share — basic(4)	0.46	0.21	3.28	0.64	0.27
Net income per common share — diluted(4)	0.46	0.21	3.26	0.64	0.27
Balance sheet data (end of period):
Cash and cash equivalents	$4.7	$8.0	$7.0	$14.7	$6.5
Intangible assets, net(5)	2,070.0	2,095.7	2,103.0	829.3	590.7
Total assets	2,271.7	2,286.7	2,317.8	986.6	753.1
Total debt (including amounts due to/from Cox Enterprises)	611.5	703.4	737.5	437.2	269.9

(1)	Total revenues less advertising agency commissions.
(2)	Includes programming and production expenses, which represents all costs of services (exclusive of depreciation).
(3)	Net income for 2002 includes a charge of $13.9 million related to the cumulative effect of an accounting change resulting from adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Net income for 2001 includes a charge of $0.8 million related to the cumulative effect of an accounting change resulting from adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
(4)	Basic and diluted net income per common share for the years ended December 31, 1999 and 1998 have been restated to give effect to a three-for-one stock split effective May 19, 2000.
(5)	Intangible assets include FCC licenses, goodwill and other intangible assets.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Cox Radio, Inc. is a leading national radio broadcast company whose business is acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 62% of the common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio.

      The primary source of our revenues is the sale of local and national advertising to be broadcast on our radio stations. Historically, approximately 73% and 22% of our net revenues have been generated from local and national advertising, respectively. In addition to the sale of advertising time for cash, our stations also exchange advertising time for goods or services, which can be used by the stations in their business operations. We generally confine the use of such trade transactions to promotional items or services for which we would otherwise have paid cash. In addition, it is our general policy not to pre-empt advertising spots paid for in cash with advertising spots paid for in trade. Our most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

      Our revenues vary throughout the year. As is typical in the radio broadcasting industry, our revenues and operating income are typically lowest in the first quarter. Our operating results in any period may be affected by the incurrence of advertising and promotional expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

Critical Accounting Estimates

     Use of Estimates

      Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the radio broadcasting industry. An accounting estimate would be a critical accounting estimate for purposes of the disclosure herein only if it meets two criteria. First, the accounting estimate requires management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Second, it must be the case that different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The estimates and assumptions we use are based on historical experience and other factors, which management believes to be reasonable under the circumstances. We evaluate our estimates on an on-going basis, including those related to intangible assets, bad debts, contingencies and litigation, income taxes and fair value of financial instruments (as discussed in Quantitative and Qualitative Disclosure About Market Risk below). Actual results could differ significantly from these estimates and assumptions and could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

      We believe the following are the critical accounting estimates that require the most significant judgments and assumptions and are particularly susceptible to a significant change in the preparation of our financial statements.

     Impairment of Intangible Assets

      On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and were required to assess our goodwill and FCC licenses for impairment within the first six months of 2002, and on at least an annual basis thereafter. Our intangible assets consist primarily of FCC licenses, but also include goodwill and other intangible assets. At December 31, 2002, we had approximately $2.1 billion in intangible assets, which represents approximately 91% of our total assets. The fair value of the FCC licenses is dependent on the cash flows of our stations. In assessing the recoverability of our intangible assets, we utilize independent appraisals to determine the fair market value. These appraisals principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which incorporates variables such as market advertising revenues, market revenue share projections, anticipated operating profit margins and various discount rates. The variables used in the analysis reflect historical station and advertising market growth trends, as well as anticipated performance and market conditions. Multiples of operating cash flow are also considered. In the future, if these estimates change, we may be required to record impairment charges for these assets, which could have a material impact on our financial condition, changes in financial condition or results of operations.

     Allowance for Doubtful Accounts

      A provision for doubtful accounts is charged to operations based on our evaluation of the probable losses in our accounts and notes receivable portfolio. This evaluation considers the balance of aged receivables, the nature and volume of the portfolio, specific problem accounts and notes receivable, and economic conditions that may affect the debtor’s ability to repay, and such other factors as, in our judgment, deserve recognition under existing economic conditions. Accounts and notes receivable are charged-off to the allowance when, in our opinion, such receivables are deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance.

     Contingencies and Litigation

      On an on-going basis, we evaluate our exposures related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

     Income Tax Estimates

      We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. Certain of our deferred tax assets are comprised of loss carryforwards for federal and state income tax filing purposes for which recovery is dependent on the amount and timing of taxable income we ultimately generate in the future, as well as other factors. Based on our estimate of future taxable income, there are no potential limitations to the utilization of these deferred tax assets, and therefore, no valuation allowance has been recorded. Tax liabilities are recorded, based on our assessment of the risk of loss in accordance with SFAS No. 5, to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. We believe our estimate of our tax liabilities is a critical accounting estimate as it contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. See Note 8 to our consolidated financial statements included in this report.

Results of Operations

      This discussion should be read in conjunction with our accompanying audited consolidated financial statements and notes thereto. Our results of operations represent the operations of the radio stations owned or operated by us, or for which we provide sales and marketing services, during the applicable periods.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

	December 31,	December 31,
	2002	2001	$ Change	% Change

	(Amounts in Thousands)
Net revenues:
Local	$308,872	$292,507	$16,365	5.6%
National	89,935	81,275	8,660	10.7%
Other	21,785	21,521	264	1.2%

Total net revenues	$420,592	$395,303	$25,289	6.4%

      Net revenues are gross revenues less agency commissions. Local revenues are comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenues represent sales made to advertisers/agencies who are purchasing advertising for multiple markets; these sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. Other revenues, or non-traditional revenues, are comprised of Internet revenues, syndicated radio program revenues, network revenues and revenues from community events and sponsorships.

      The total increase in net revenues was primarily a result of impressive revenue growth from a majority of our radio clusters. The leaders with double-digit revenue growth over 2001 included Houston, up 16%; Richmond, up 16%; Tampa, up 16%; Long Island, up 14%; Louisville, up 13%; Jacksonville, up 12%; Honolulu, up 11%; and Miami, up 11%. In Atlanta, our largest market, revenues were down 1% versus 2001 primarily as a result of a lackluster performance from WFOX-FM during 2002. Excluding WFOX-FM, net revenues in Atlanta would have been up 1% during 2002. In February 2003, in order to increase audience share, WFOX-FM was reformatted to an urban contemporary format in response to the changing preferences of its targeted audience in the Atlanta markets. As a result of this format change, we anticipate higher marketing and promotion expense and lower net revenues on this station in 2003 as we educate the market about the new format and realign advertisers for the new target audience.

      National revenue growth of 10.7% outpaced local revenue growth of 5.6% during 2002, primarily because 2001 national revenues were negatively impacted more severely than local revenues during the prior year’s economic downturn. Overall growth in revenues was primarily a result of improving macro economic factors affecting the advertising climate, coupled with successful execution of our consultative selling strategy.

	December 31,	December 31,
	2002	2001	$ Change	% Change

	(Amounts in Thousands)
Cost of services (exclusive of depreciation shown separately below)	$93,152	$92,412	$740	0.8%

      Cost of services is comprised of expenses incurred by our technical, news and programming departments. The increase in cost of services was primarily related to an increase in sports programming costs of approximately $1.5 million in the Atlanta market and an increase in music license fees of approximately $1.2 million directly attributable to higher revenues. These increases were offset by a decrease in cost of services at Cox Radio Interactive (CXRi) of $0.7 million as a result of staff reductions. In addition, cost of services decreased $1.0 million as a result of costs related to lower profit-sharing revenues for our syndicated programming business.

	December 31,	December 31,
	2002	2001	$ Change	% Change

	(Amounts in Thousands)
Selling, general and administrative expenses	$161,093	$153,945	$7,148	4.6%

      Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling expenses increased approximately $5.8 million over 2001, due to increased commissions as a result of higher revenues. Selling expenses as a percentage of revenue for the year were approximately 23.6%, consistent with the level of costs in 2001. Promotion expenses during 2002 were flat with 2001 as a result of our emphasis on cost controls during 2002. General and administrative expenses during 2002 increased approximately $1.3 million over 2001, primarily due to increases in incentive compensation as a result of improved financial performance during 2002.

	December 31,	December 31,
	2002	2001	$ Change	% Change

	(Amounts in Thousands)
Corporate general and administrative expenses	$15,489	$13,280	$2,209	16.6%

      The increase in corporate general and administrative expenses was primarily a result of an increase in salaries and related benefits, including incentive compensation, which increased $0.8 million over 2001, as a result of an enhanced regional operating management structure as well as higher incentive compensation due to improved financial performance in 2002. Also driving this increase were expenses incurred to create and maintain an in-house market research group of approximately $0.7 million and increased corporate rent expense of approximately $0.2 million.

	December 31,	December 31,
	2002	2001	$ Change	% Change

	(Amounts in Thousands)
Depreciation	$12,096	$11,392	$704	6.2%
Amortization	118	58,243	(58,125)	(99.8)%

      Depreciation increased as a result of additions to property and equipment during 2002 totaling approximately $11.9 million. Amortization decreased during 2002 because we adopted SFAS No. 142, which requires that goodwill and certain indefinite lived intangible assets, including FCC licenses, no longer be amortized but instead be tested for impairment at least annually. Amortization for 2002 represents expense for finite lived intangible assets only and is consistent with amortization expense for such assets in 2001. See Note 7 to our consolidated financial statements included in this report for further discussion of our adoption of SFAS No. 142.

	December 31,	December 31,
	2002	2001	$ Change	% Change

	(Amounts in Thousands)
Loss on sales of assets	$617	$337	$280	83.1%
Gain on sales of radio stations	(304)	(2,434)	2,130	(87.5)%

      Gains on sales of radio stations decreased during 2002, primarily as a result of the sale of WHOO-AM in Orlando in 2001, which generated a pre-tax gain of $2.4 million. During 2002, we disposed of the assets related to certain radio stations in the Jacksonville and Honolulu markets, resulting in a pre-tax gain totaling $0.3 million. In 2001, we disposed of the assets related to certain radio stations in the Orlando, Tulsa and Richmond markets, resulting in a pre-tax loss of $0.1 million.

	December 31,	December 31,
	2002	2001	$ Change	% Change

	(Amounts in Thousands)
Operating income	$138,331	$68,128	$70,203	103.0%

      Operating income increased primarily as a result of the implementation of SFAS No. 142 as discussed above. In addition, operating income increased due to increased revenues partially offset by the increase in station operating, selling and general and administrative expenses as well as corporate general and administrative expenses as discussed above.

	December 31,	December 31,
	2002	2001	$ Change	% Change

	(Amounts in Thousands)
Interest expense	$39,682	$49,008	$(9,326)	(19.0)%

      Interest expense decreased as a result of the following factors: a lower overall outstanding debt balance; a reduction in the average interest rate; and the termination of one of our interest rate swap agreements in 2002. In 2002, the overall outstanding debt balances decreased approximately $90 million. The average interest rate applied to the outstanding floating rate debt decreased from 2.8% in 2001 to 2.1% in 2002. In addition to the decreases in the outstanding debt and the decrease in floating interest rates, an interest rate swap agreement with a notional principal amount of $25 million, which required us to pay 6.2% interest, expired. This further reduced interest expense for the year. See Note 10 to our consolidated financial statements included in this report for further discussion.

	December 31,	December 31,
	2002	2001	$ Change	% Change

	(Amounts in Thousands)
Income taxes:
Current	$14,722	$10,180	$4,542	44.6%
Deferred	23,576	(11,487)	35,063	305.2%

Total income taxes	$38,298	$(1,307)	$39,605	3030.2%

      Our effective income tax rate for 2002 was approximately 39%. During 2001, we recorded a $10.9 million deferred tax benefit related to a revision to our effective state income tax rate. Excluding this item, our pro forma effective income tax rate for 2001 was approximately 48%. The decline in our effective income tax rate from 2001 to 2002 is due to elimination of non-deductible amortization for tax purposes resulting from the adoption of SFAS No. 142 as discussed in Note 7 to our consolidated financial statements included in this report.

	December 31,	December 31,
	2002	2001	$ Change	% Change

	(Amounts in Thousands)
Net income	$45,941	$20,691	$25,250	122.0%

      Net income increased primarily as a result of the reasons discussed above and offset by a $13.9 million after-tax charge in 2002 related to the cumulative effect of an accounting change as a result of adopting SFAS No. 142.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

	December 31,	December 31,
	2001	2000	$ Change	% Change

	(Amounts in Thousands)
Net revenues:
Local	$292,507	$267,563	$24,944	9.3%
National	81,275	84,499	(3,224)	(3.8)%
Other	21,521	17,342	4,179	24.1%

Total net revenues	$395,303	$369,404	$25,899	7.0%

      Net revenues increased primarily as a result of the acquisitions of stations in Houston and Richmond during late 2000 and in Greenville and Richmond in early 2001, which collectively contributed $43 million of revenues in 2001 versus $12 million during 2000. In Atlanta, the addition of WALR-FM in late 2000 contributed to our stations’ revenue growth in that market of 6% during 2001. Excluding WALR-FM, net revenues generated from our stations in the Atlanta market were flat when comparing 2001 to 2000. These increases were offset by declines in revenues in most of our other large markets as a result of deteriorating macro economic factors, including the impact of the events of September 11, 2001, which negatively impacted the advertising climate including Miami, down 1%; Long Island, down 5%; and Jacksonville, down 13%.

	December 31,	December 31,
	2001	2000	$ Change	% Change

	(Amounts in Thousands)
Cost of services (exclusive of depreciation shown separately below)	$92,412	$80,715	$11,697	14.5%

      The increase in cost of services was primarily a result of the acquisition of stations in Houston, Richmond, Greenville and WALR-FM in Atlanta during late 2000 and early 2001,which accounted for approximately $8.2 million of the increase.

	December 31,	December 31,
	2001	2000	$ Change	% Change

	(Amounts in Thousands)
Selling, general and administrative expenses	$153,945	$140,879	$13,066	9.3%

      Selling expenses increased approximately $10.7 million over 2000 due to increased revenues. Selling cost as a percentage of revenue for 2001 was approximately 23.7%, somewhat higher than the level of costs in 2000 of 22.4%, primarily as a result of higher sales costs in Houston, Richmond and Greenville. Promotion expenses during 2001 increased $0.7 million as a result of increased marketing in Houston, Richmond and Greenville and of WALR-FM in Atlanta, which increased collectively $2.3 million versus 2000. This increase was offset by management emphasis on cost controls in our other markets during 2001. General and administrative expenses during 2001 increased approximately $1.5 million primarily as a result of the addition of stations in Houston, Richmond and Greenville, which accounted for a $3.1 million increase over 2000. These increases were offset by decreases in incentive compensation in 2001 as a result of weaker financial performance during 2001 versus 2000.

	December 31,	December 31,
	2001	2000	$ Change	% Change

	(Amounts in Thousands)
Corporate general and administrative expenses	$13,280	$13,347	$(67)	(0.5)%

      Corporate general and administrative expenses decreased slightly from 2000 because of cost reduction measures and reductions in incentive compensation and other benefits during 2001 as a result of weaker financial performance during 2001 versus 2000.

	December 31,	December 31,
	2001	2000	$ Change	% Change

	(Amounts in Thousands)
Depreciation	$11,392	$7,800	$3,592	46.1%
Amortization	58,243	35,192	23,051	65.5%

      Depreciation increased as a result of additions during 2001 to property and equipment totaling $17 million and the acquisition of stations including those in Houston, Richmond and Greenville during late 2000 and early 2001. Amortization increased due to the significant acquisition activity during 2000 and 2001 totaling approximately $865 million, a majority of which was attributable to intangible assets.

	December 31,	December 31,
	2001	2000	$ Change	% Change

	(Amounts in Thousands)
Loss on sales of assets	$337	$699	$(362)	(51.8)%
Gain on sales of radio stations	(2,434)	(475,201)	472,767	(99.5)%

      Gains on sales of radio stations decreased during 2001, primarily as a result of gains attributable to two transactions in 2000. In 2000, we generated a $46.6 million pre-tax gain on the sale of KACE-FM and KRTO-FM in Los Angeles, California, and a $429.9 million pre-tax gain on the exchange of KFI-AM and KOST-FM in Los Angeles, California. All other gains and losses related to disposals were immaterial during 2001 and 2000.

	December 31,	December 31,
	2001	2000	$ Change	% Change

	(Amounts in Thousands)
Operating income	$68,128	$565,973	$(497,845)	(88.0)%

      Operating income decreased in 2001 primarily as a result of gains on sales of radio stations, and for the reasons discussed above.

	December 31,	December 31,
	2001	2000	$ Change	% Change

	(Amounts in Thousands)
Interest expense	$49,008	$37,012	$11,996	32.4%

      Interest expense increased in 2001 primarily because of a higher outstanding debt balance during the year, as a result of borrowings incurred to complete the acquisitions of stations during late 2000 and early 2001. While our outstanding debt balance was higher in 2001 compared to 2000, the resulting interest expense was offset by the borrowing rate on our floating rate debt declining during 2001 from 7.5% at December 31, 2000 to 2.8% at December 31, 2001.

	December 31,	December 31,
	2001	2000	$ Change	% Change

	(Amounts in Thousands)
Income taxes:
Current	$10,180	$19,065	$(8,885)	(46.6)%
Deferred	(11,487)	209,482	220,969	(105.5)%

Total income taxes	$(1,307)	$228,547	$229,854	(100.6)%

      During 2001, we recorded a $10.9 million deferred tax benefit related to a revision to our effective state income tax rate. Excluding this item, our effective income tax rate for 2001 was approximately 48%. During 2000, our effective income tax rate was approximately 43% and included $204.0 million in income tax expense recorded on sale and exchange transactions during 2000.

	December 31,	December 31,
	2001	2000	$ Change	% Change

	(Amounts in Thousands)
Net income	$20,691	$305,937	$(285,246)	(93.2)%

      Net income decreased for 2001 primarily as a result of a $27.9 million after-tax gain on the sale of KACE-FM and KRTO-FM in Los Angeles, California and a $244.6 million after-tax gain on the exchange of KFI-AM and KOST-FM in Los Angeles, California, both recorded in 2000, a $10.9 million deferred tax benefit related to a revision to our effective state income tax rate recorded in 2001 and for the reasons discussed above.

Liquidity and Capital Resources

     Sources and Uses of Liquidity

      Our primary sources of liquidity are cash provided by operations and through borrowings under our bank credit facilities. Net cash from operations results primarily from net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains or losses on sales of radio stations and changes in working capital accounts. Primary uses of liquidity include debt service (as discussed below), acquisitions, capital expenditures and investment in signal upgrades. Acquisitions during 2002, 2001 and 2000 totaled $0.5 million, $50.2 million and $814.9 million, respectively. Capital expenditures during 2002, 2001 and 2000 totaled $11.9 million, $17.0 million and $11.6 million, respectively. Additionally, during 2002 and 2001, Cox Radio invested $12.2 million and 1.9 million, respectively, in signal upgrades at a number of its stations.

      We have an effective universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts. At December 31, 2002 and December 31, 2001, $244.8 million was available under the universal shelf registration statement.

      In February 2001, we issued, under our universal shelf registration statement, $250.0 million aggregate principal amount of 6.625% Senior Notes due 2006. We received proceeds of approximately $248.0 million and incurred offering expenses of approximately $0.3 million for net proceeds of approximately $247.7 million. We used the entire net proceeds to repay a portion of the outstanding indebtedness under our credit facilities.

      In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Our borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days, and accrue interest at Cox Enterprises’ current commercial paper borrowing rate plus 40 basis points. Cox Enterprises continues to perform day-to-day cash management services for us. We had approximately $3.1 million and $1.1 million in amounts due from Cox Enterprises at December 31, 2002 and 2001, respectively.

      Future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. We expect our operations to generate sufficient cash to meet our capital expenditures and debt service requirements. Additional cash requirements, including funds for acquisitions, will be funded by various sources, including the proceeds from bank financing, intercompany advances from Cox Enterprises and, if or when appropriate, other issuances of securities.

     Debt Service

      On June 30, 2000, we entered into a $350 million, five-year senior unsecured revolving credit facility and a $350 million, 364-day senior unsecured revolving credit facility, and on June 28, 2002, we replaced our then existing 364-day senior unsecured revolving credit facility with a $150 million, 364-day senior unsecured revolving credit facility. The interest rate for both the 364-day facility and the five-year facility is, at our option: the greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of our senior long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of our senior long-term debt. Under the new 364-day facility, we may also choose an interest rate based on the federal funds rate plus a spread based on the credit ratings of our senior long-term debt and certain financial covenants. The 364-day facility also provides for a letter of credit facility. The facilities include commitment fees on the unused portion of the total amount available of 0.09% to 0.25% based on the credit ratings of our senior long-term debt. Each facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within each credit facility. At December 31, 2002, we were in compliance with these covenants. Our credit facilities contain events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. At December 31, 2002, we had approximately $165 million of outstanding indebtedness under the five-year facility with $185 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 2.1% at December 31, 2002. See Note 10 to our consolidated financial statements included in this report for a discussion of our interest rate swap agreements.

      Cox Radio has $450 million in outstanding debt securities, as described below (dollar amounts in thousands):

Principal Amount	Interest Rate	Maturity

$100,000(1)(2)	6.25%	May 2003
$100,000(1)	6.375%	May 2005
$250,000(3)	6.625%	February 2006

(1)	At December 31, 2002 and December 31, 2001, the estimated aggregate fair values of the 6.25% notes and the 6.375% notes were approximately $207.9 million and $205.8 million, respectively, based on quoted market prices.
(2)	As of December 31, 2002, $100 million principal amount of notes due in 2003 is excluded from current liabilities because we intend to refinance this obligation on a long-term basis and currently have the ability to do so under our existing five-year facility. This credit facility had unused capacity of $185 million as of December 31, 2002. We may also refinance this obligation through the issuance of debt or equity securities depending on market conditions and other factors.
(3)	At December 31, 2002 and December 31, 2001, the estimated fair value of these notes was approximately $269.3 million and $256.8 million, respectively, based on quoted market prices.

     On June 20, 2002, Moody’s Investors Service, Inc. lowered its rating on our senior, unsecured, long-term debt securities from Baa2 to Baa3 with a negative outlook. Following this action, our Moody’s rating remains investment grade. This action did not have a material adverse effect on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

      Other than lease commitments, legal contingencies incurred in the normal course of business, and contracts for sports programming and on-air personalities (all of which are disclosed in Note 9 to our consolidated financial statements included in this report) and the guarantee discussed below, we do not have any off-balance sheet arrangements. We do not have any majority-owned subsidiaries that are not included in our consolidated financial statements, nor do we have any interests in or relationships with any variable interest entities.

      Cox Radio is the guarantor of certain senior debt of Honolulu Broadcasting, Inc., which totaled $7.6 million at December 31, 2002. Honolulu Broadcasting owns WARV-FM, serving Richmond, Virginia, and KGMZ-FM, serving Honolulu, Hawaii. This debt consists of a one-year renewable term loan secured by the assets of WARV-FM and KGMZ-FM, which represents Honolulu Broadcasting’s financing of the purchase of these stations. Cox Radio provides sales and marketing services under JSAs to these stations pursuant to which Cox Radio sells advertising on the stations, which we record as revenues, provides marketing services for the stations, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt. During February 2003, Honolulu Broadcasting sold WARV-FM, terminating the related JSA, and repaid $1.0 million of this indebtedness, which reduced the amount of Cox Radio’s guarantee to $6.6 million. In addition, Cox Radio believes the sale of KGMZ-FM would result in sufficient proceeds to repay the outstanding debt. As a result, Cox Radio considers the degree of risk related to this guarantee insignificant. See Note 9 to our consolidated financial statements included in this report.

Summary Disclosures about Contractual Obligations

      Cox Radio also has various commitments under the following types of contracts: operating leases; long-term debt; sports programming and on-air personalities; and other operating contracts. The aggregate minimum annual commitments associated with these contracts as of December 31, 2002 were as follows:

	Payments Due by Period

	Total	2003	2004	2005	2006	2007	After 2007

	(Amounts in Thousands)
Operating leases	$35,638	$5,129	$4,648	$4,538	$4,207	$3,375	$13,741
Long-term debt	615,000	100,000	—	265,000	250,000	—	—
Sports programming and
on-air personalities	52,481	23,768	19,344	5,098	3,171	1,100	—
Other operating contracts	2,084	1,294	158	158	158	158	158

Total	$705,203	$130,191	$24,150	$274,794	$257,536	$4,633	$13,899

Impact of Inflation

      The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

Transactions with Affiliated Companies

      Cox Radio receives certain services from, and has entered into certain transactions with, Cox Enterprises. Costs of the services that are allocated to Cox Radio are based on actual direct costs incurred or on Cox Enterprises’ estimate of expenses relative to the services provided to other subsidiaries of Cox Enterprises. Cox Radio believes that these allocations were made on a reasonable basis, and that receiving these services from Cox Enterprises creates cost efficiencies, however, there has been no study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been.

      Cox Radio receives day-to-day cash management services from Cox Enterprises with settlements of outstanding balances between Cox Radio and Cox Enterprises occurring periodically at market interest rates. As a part of these services, Cox Enterprises transfers funds to cover Cox Radio’s checks presented for payment and Cox Radio records a book overdraft, which is classified as accounts payable in the accompanying balance sheets. Book overdrafts of $3.8 million and $4.8 million existed at December 31, 2002 and 2001, respectively, as a result of Cox Radio’s checks outstanding. The amounts due (to) from Cox Enterprises represent the net balance of the intercompany transactions and are generally due on demand. Outstanding amounts due from Cox Enterprises bear interest equal to Cox Enterprises’ current commercial paper borrowing rate and outstanding amounts due to Cox Enterprises bear interest at 40 basis points above Cox Enterprises’ current commercial paper borrowing rate. During 2002, Cox Enterprises’ weighted average commercial paper rates ranged from 1.6% to 2.3%. The amounts due from Cox Enterprises totaled $3.1 million and $1.1 million as of December 31, 2002 and 2001, respectively.

      Cox Radio receives certain management services from Cox Enterprises and Cox Enterprises’ wholly-owned subsidiary, Cox Broadcasting. These services include management and financial advisory services, legal, corporate secretarial, tax, internal audit, risk management, purchasing and materials management, employee benefit (including pension plan) administration, fleet, engineering and other support services. Expenses allocated for these services are included in corporate general and administrative expenses in the Consolidated Statements of Operations. Cox Radio was allocated expenses for the years ended December 31, 2002, 2001 and 2000 of approximately $3.3 million, $3.1 million and $3.4 million, respectively, related to these services.

      In connection with these management services, Cox Radio reimburses Cox Enterprises for payments made to third-party vendors for certain goods and services provided to Cox Radio under arrangements made by Cox Enterprises on behalf of Cox Enterprises and its affiliates. Cox Radio believes such arrangements result in Cox Radio receiving such goods and services at more attractive pricing than Cox Radio would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through Cox Enterprises insurance program, which provides coverage for all of its affiliates, including Cox Radio. Rather than self-insuring these risks, Cox Enterprises purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of Cox Enterprises, including James C. Kennedy, Chairman of Cox’s Board of Directors, and his sister, who each own 25%. This insurance company is an insurer and reinsurer on various insurance policies purchased by Cox Enterprises and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox Radio’s loss experience consistent with insurance industry practice. Cox Radio’s portion of these insurance costs was approximately $0.3 million for the years ended December 31, 2002, 2001 and 2000.

      Cox Radio’s employees participate in certain Cox Enterprises employee benefit plans, and Cox Radio made payments to Cox Enterprises in 2002 for the costs incurred by reason of such participation, including self-insured employee medical insurance costs of approximately $6.8 million, retiree medical payments of approximately $0.1 million and executive pension plan payments of approximately $0.7 million. Costs incurred for these items in 2001 and 2000 were self-insured employee medical insurance costs of approximately $5.5 million and $4.0 million, respectively, retiree medical payments of approximately $0.1 million and $0.1 million, respectively, and executive pension plan payments of approximately $0.9 million and $0.7 million, respectively.

      Cox Radio pays rent and certain other occupancy costs for space in Cox Enterprises’ corporate headquarters building. Rent and occupancy expense is allocated based on occupied space. During 2002, Cox Enterprises, Cox Radio and certain other affiliates of Cox Enterprises moved to a new headquarters building. Related rent and occupancy expense was approximately $0.3 million for the year ended December 31, 2002 compared to $0.1 million for each of the years ended December 31, 2001 and 2000. The new headquarters building is leased by Cox Enterprises from a partnership that in turn is indirectly owned by descendents of Governor James M. Cox, the founder of Cox Enterprise, with an indirect 36% interest held in the aggregate by the children of James C. Kennedy, Chairman of Cox’s Board of Directors and an indirect less than 3% interest held in the aggregate by Mr. Kennedy, his mother and his sister.

      Included in the amounts due from (to) Cox Enterprises are the following transactions:

(Amounts in Thousands)

Intercompany due to Cox Enterprises, December 31, 1999	$(17,138)
Cash transferred to Cox Enterprises	284,308
Acquisitions	(814,865)
Borrowings on revolver	334,686
Net proceeds from issuance of Class A common stock	344,199
Net operating expense allocations and reimbursements	(113,922)

Intercompany due from Cox Enterprises, December 31, 2000	17,268

Cash transferred to Cox Enterprises	305,523
Acquisitions	(50,216)
Payments on revolver	(300,000)

(Amounts in Thousands)

Net proceeds from issuance of senior notes	249,667
Net operating expense allocations and reimbursements	(221,158)

Intercompany due from Cox Enterprises, December 31, 2001	1,084

Cash transferred to Cox Enterprises	318,777
Acquisitions	(484)
Payments on revolver	(89,848)
Net operating expense allocations and reimbursements	(226,470)

Intercompany due from Cox Enterprises, December 31, 2002	$3,059

      Cox Radio has estimated that the carrying value of intercompany advances approximates fair value, given the short-term nature of these advances.

      Cox Radio has entered into lease agreements with Cox Broadcasting with respect to studio and tower site properties in Atlanta and Dayton that are used for radio operations in those markets. The annual rental cost in the aggregate was approximately $0.6 million for each of the years ended December 31, 2002, 2001 and 2000.

      In July 2000, Cox Radio entered into a cross-promotion agreement with Cox Interactive Media (CIM), a wholly owned subsidiary of Cox Enterprises. Cox Radio agreed to provide radio and Internet advertising to CIM over a three-year period in common markets, and CIM agreed to provide Internet advertising on its city web sites in those markets. In 2002, CIM ceased operating web sites in the markets covered by the cross promotion agreement, and consequently the parties mutually agreed to cease cross promotion. Cox Radio recognized both income and expense related to the agreement of approximately $1.0 million, $1.6 million and $0.8 million in 2002, 2001 and 2000, respectively.

New Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain intangible assets not be amortized. Instead, these assets are to be reviewed annually for impairment and written down in the periods in which the recorded value exceeds fair value. The provisions of SFAS No. 142 also required the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. We adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, we discontinued the amortization of our FCC licenses and goodwill effective January 1, 2002. During the quarter ended March 31, 2002, we recognized an after-tax impairment charge of $13.9 million for FCC licenses in certain markets based on independent appraisals as a result of adopting the provisions of SFAS No. 142.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We adopted SFAS No. 144 on January 1, 2002, and it did not have a material impact on our financial position, cash flows or results of operations.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. The provisions of SFAS No. 146 are effective for restructuring activities initiated after December 31, 2002.

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement requirement of FIN No. 45 is effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002. See Note 9 to the consolidated financial statements included in this report. As discussed above under “Off-Balance Sheet Arrangements,” we are the guarantor of certain acquisition debt of Honolulu Broadcasting totaling $7.6 million at December 31, 2002. We are currently evaluating the impact of the application of FIN No. 45, but we do not believe that the recognition provisions of FIN No. 45 will have a material effect on our consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure provisions of SFAS No. 148 are effective for our 2002 annual financial statements, and the interim disclosure provisions are effective for our first quarter of 2003. We have adopted the disclosure provisions of SFAS No. 148 as reflected in Note 2 to our consolidated financial statements included in this report.

      In October 2002, the EITF reached a consensus on Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” This consensus requires that certain customer relationships be considered in performing goodwill impairment testing under SFAS No. 142. The consensus is effective for business combinations consummated and goodwill impairment tests performed after October 25, 2002. Cox Radio will consider this consensus as necessary in its January 1, 2003 impairment testing under SFAS No. 142.

ITEM 7A.     Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to a number of financial market risks in the ordinary course of business. Our primary financial market risk exposure pertains to changes in interest rates.

      We have examined exposures to these risks and concluded that none of the exposures in these areas are material to cash flows or earnings. We have engaged in several strategies to manage these market risks. Our indebtedness under our various financing arrangements creates interest rate risk. In connection with each debt issuance and as a result of continual monitoring of interest rates, we have entered into interest rate swap agreements for purposes of managing borrowing costs.

      Pursuant to the interest rate swap agreements; we have exchanged our floating rate interest obligations on an aggregate of $50 million in notional principal amount of debt for fixed interest rates. At December 31, 2002, these agreements have an average annual fixed rate of 6.3% and an average remaining maturity of 3.25 years. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, we formally designated these agreements as cash flow hedges, as discussed in Note 10 to our consolidated financial statements included in this report. We are exposed to a credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, we do not anticipate nonperformance by such counterparties, and no material loss would be expected in the event of the counterparties’ nonperformance. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable of $5.8 million and $3.0 million at December 31, 2002 and December 31, 2001, respectively. The fair value of the swap agreements at December 31, 2002 is included in other long-term liabilities according to the respective maturity dates of the swaps.

      The determination of the estimated fair value of our fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of the fixed-rate debt instruments at December 31, 2002 was $477.1 million, compared to a carrying amount of $449.6 million. The estimated fair value of our fixed-rate debt instruments at December 31, 2001 was $462.6 million, compared to a carrying amount of $449.5 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of the fixed-rate debt instruments from $477.1 million to $487.6 million at December 31, 2002 and from $462.6 million to $476.5 million at December 31, 2001.

      The estimated fair values of debt instruments are based on discounted cash flow analyses using our borrowing rate for similar types of borrowing arrangements and dealer quotations. Our revolving credit facilities and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. We are exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

      With respect to financial instruments, we have estimated the fair values of such instruments using available market information and valuation methodologies that we believe to be appropriate. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented above are not necessarily indicative of the amounts that we would realize or pay in a current market transaction.

ITEM 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Cox Radio, Inc.

      We have audited the accompanying consolidated balance sheets of Cox Radio, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule of Cox Radio listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Cox Radio’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cox Radio as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 7 to the consolidated financial statements, effective January 1, 2002, Cox Radio changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142. As discussed in Note 10 to the consolidated financial statements, effective January 1, 2001, Cox Radio changed its method of accounting for derivative instruments and hedging activities to conform with Statement of Financial Accounting Standards No. 133, as amended.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 31, 2003

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Amounts in Thousands,
	Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$4,681	$7,961
Accounts and notes receivable, less allowance for doubtful accounts of $4,791 and $4,536, respectively	86,876	82,878
Prepaid expenses and other current assets	7,567	9,245
Amounts due from Cox Enterprises	3,059	1,084

Total current assets	102,183	101,168
Property and equipment, net	79,304	80,106
FCC licenses and other intangible assets, net	2,023,525	2,049,157
Goodwill	46,514	46,514
Other assets	20,186	9,742

Total assets	$2,271,712	$2,286,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27,821	$23,124
Accrued salaries and wages	6,449	5,921
Accrued interest	7,966	8,092
Income taxes payable	12,109	8,012
Other current liabilities	2,083	3,876

Total current liabilities	56,428	49,025
Notes payable	614,602	704,450
Deferred income taxes	482,286	468,022
Other long term liabilities	6,907	3,937

Total liabilities	1,160,223	1,225,434

Commitments (Note 9) and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 41,571,789 and 41,270,189 shares issued and 41,450,595 and 41,150,148 shares outstanding at December 31, 2002 and 2001, respectively	13,719	13,619
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at December 31, 2002 and 2001	19,382	19,382
Additional paid-in capital	624,049	618,803
Accumulated other comprehensive loss, net of tax	(3,082)	(2,059)
Retained earnings	459,104	413,163

	1,113,172	1,062,908
Less: Class A common stock held in treasury (121,194 and 120,041 shares at cost, respectively)	(1,683)	(1,655)

Total shareholders’ equity	1,111,489	1,061,253

Total liabilities and shareholders’ equity	$2,271,712	$2,286,687

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000

	(Amounts in Thousands,
	Except Per Share Data)
Net revenues:
Local	$308,872	$292,507	$267,563
National	89,935	81,275	84,499
Other	21,785	21,521	17,342

Total net revenues	420,592	395,303	369,404
Operating expenses:
Cost of services (exclusive of depreciation shown separately below)	93,152	92,412	80,715
Selling, general and administrative	161,093	153,945	140,879
Corporate general and administrative	15,489	13,280	13,347
Depreciation	12,096	11,392	7,800
Amortization	118	58,243	35,192
Loss on sales of assets	617	337	699
Gain on sales of radio stations	(304)	(2,434)	(475,201)

Operating income	138,331	68,128	565,973
Other income (expense):
Interest income	32	1,527	4,496
Interest expense	(39,682)	(49,008)	(37,012)
Non-cash mark-to-market unrealized gain	—	—	1,606
Other — net	(508)	(476)	(579)

Income before income taxes and cumulative effect of accounting change	98,173	20,171	534,484

Current income tax expense	14,722	10,180	19,065
Deferred income tax expense (benefit)	23,576	(11,487)	209,482

Total income tax expense (benefit)	38,298	(1,307)	228,547

Income before cumulative effect of accounting change	59,875	21,478	305,937
Cumulative effect of accounting changes, net of tax	(13,934)	(787)	—

Net income	$45,941	$20,691	$305,937

Net income per share — basic
Income before cumulative effect of accounting change	$0.60	$0.22	$3.28
Cumulative effect of accounting changes	(0.14)	(0.01)	—

Net income per common share	$0.46	$0.21	$3.28

Net income per share — diluted
Income before cumulative effect of accounting change	$0.60	$0.22	$3.26
Cumulative effect of accounting changes	(0.14)	(0.01)	—

Net income per common share	$0.46	$0.21	$3.26

Weighted average common shares outstanding — basic	100,098	99,720	93,286
Weighted average common shares outstanding — diluted	100,532	100,188	93,936

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A		Class B			Accumulated
	Common Stock		Common Stock		Additional	Other		Treasury Stock
					Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Total

	(Amounts in Thousands)
Balance at December 31, 1999	28,016	$9,245	58,733	$19,382	$265,155	$—	$86,535	120	$(1,651)	$378,666

Net income and comprehensive income	—	—	—	—	—	—	305,937	—	—	305,937
Issuance of Class A common stock pursuant to equity offering	12,392	4,089	—	—	340,110	—	—	—	—	344,199
Issuance of Class A common stock related to incentive plans including tax benefit of $1.6 million	286	95	—	—	4,861	—	—	—	—	4,956

Balance at December 31, 2000	40,694	13,429	58,733	19,382	610,126	—	392,472	120	(1,651)	1,033,758

Comprehensive income:
Net income	—	—	—	—	—	—	20,691	—	—	20,691
Cumulative effect of adopting
SFAS No. 133	—	—	—	—	—	(707)	—	—	—	(707)
Unrealized loss on cash flow hedges	—	—	—	—	—	(1,525)	—	—	—	(1,525)
Reclassification to earnings of transition adjustments	—	—	—	—	—	173	—	—	—	173

Comprehensive income										18,632

Repurchase of Class A common stock	—	—	—	—	—	—	—	—	(4)	(4)
Issuance of Class A common stock related to incentive plans including tax benefit of $2.6 million	576	190	—	—	8,677	—	—	—	—	8,867

Balance at December 31, 2001	41,270	13,619	58,733	19,382	618,803	(2,059)	413,163	120	(1,655)	1,061,253

Comprehensive income:
Net income	—	—	—	—	—	—	45,941	—	—	45,941
Unrealized loss on cash flow hedges	—	—	—	—	—	(1,182)	—	—	—	(1,182)
Reclassification to earnings of transition adjustments	—	—	—	—	—	159	—	—	—	159

Comprehensive income										44,918

Repurchase of Class A common stock	—	—	—	—	—	—	—	1	(28)	(28)
Issuance of Class A common stock related to incentive plans including tax benefit of $2.0 million	302	100	—	—	5,246	—	—	—	—	5,346

Balance at December 31, 2002	41,572	$13,719	58,733	$19,382	$624,049	$(3,082)	$459,104	121	$(1,683)	$1,111,489

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(Amounts in Thousands)
Cash flows from operating activities:
Net income	$45,941	$20,691	$305,937
Items not requiring cash:
Depreciation	12,096	11,392	7,800
Amortization	118	58,243	35,192
Deferred income taxes	23,576	(11,487)	209,482
Tax benefit of stock options exercised	1,953	2,595	1,627
Non-cash mark-to-market unrealized gain	—	—	(1,606)
Loss on sales of assets	617	337	699
Gain on sales of radio stations	(304)	(2,434)	(475,201)
Cumulative effect of accounting change, net of tax	13,934	787	—
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
(Increase) decrease in accounts receivable	(4,110)	10,395	(18,508)
Decrease (increase) in prepaid expenses and other current assets	2,177	(1,636)	(2,489)
Increase (decrease) in accounts payable and accrued expenses	5,930	(4,842)	962
Increase in accrued salaries and wages	528	87	1,370
(Decrease) increase in accrued interest	(126)	2,625	2,991
Increase (decrease) in income taxes payable	4,097	6,888	(4,338)
Other, net	(127)	(208)	3,754

Net cash provided by operating activities	106,300	93,433	67,672

Cash flows from investing activities:
Capital expenditures	(11,891)	(17,001)	(11,607)
Acquisitions and related expenses, net of cash acquired	(484)	(50,216)	(814,865)
Decrease of station investment notes receivable	—	—	850
Decrease (increase) in other long-term assets	759	244	(792)
Investment in signal upgrades	(12,154)	(1,862)	—
Proceeds from sales of assets	394	89	419
Proceeds from sale of radio stations	3,457	6,129	107,618

Net cash used in investing activities	(19,919)	(62,617)	(718,377)

Cash flows from financing activities:
Net (payments) borrowings of revolving credit facilities	(89,848)	(300,000)	334,686
Proceeds from issuance of senior notes	—	249,667	—
Proceeds from stock offering	—	—	344,199
Proceeds from stock options exercised	3,393	6,272	3,329
Repurchase of Class A common stock	(28)	(4)	—
(Decrease) increase in book overdrafts	(975)	4	(3,719)
Payment of debt issuance costs	(223)	(1,928)	(1,138)
(Increase) decrease in amounts due to/from Cox Enterprises, net	(1,980)	16,184	(34,406)

Net cash (used in) provided by financing activities	(89,661)	(29,805)	642,951

Net (decrease) increase in cash and cash equivalents	(3,280)	1,011	(7,754)
Cash and cash equivalents at beginning of year	7,961	6,950	14,704

Cash and cash equivalents at end of year	$4,681	$7,961	$6,950

Supplemental schedule of non-cash investing activities:
Value of businesses exchanged	$—	$—	$470,000

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

     Revenue Recognition

      Cox Radio recognizes revenues when the following conditions are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed and determinable; and collectibility is reasonably assured. These criteria are generally met for advertising revenue at the time an advertisement is broadcast. Advertising revenue is recorded net of advertising agency commissions. Cox Radio records an allowance for doubtful accounts based on historical information, analysis of credit memo data and any other relevant factors.

     Corporate General and Administrative Expenses

      Corporate general and administrative expenses consist of corporate overhead costs not specifically allocable to any of Cox Radio’s individual stations.

     Advertising Expenses

      Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2002, 2001 and 2000 were $8.4 million, $8.0 million and $8.4 million, respectively.

     Property and Equipment

      Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method at rates based upon estimated useful lives of 5 to 40 years for buildings and building improvements, 5 to 25 years for broadcast equipment, 7 to 10 years for furniture and fixtures and 2 to 5 years for computers, software and other equipment.

      Expenditures for maintenance and repairs are charged to operating expense as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are written off.

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Web Site Development Costs

      Web site development activities include planning, design and development of graphics and content for new web sites and operation of existing sites. Cox Radio accounts for costs associated with such activities in accordance with the Emerging Issues Task Force Issue (EITF) No. 00-2, “Accounting for Web Site Development Costs.” Under this guidance, costs incurred that involve providing additional functions and features to the web site should be capitalized. Costs associated with the planning phase, as well as the maintaining of the web site, should be expensed as incurred. In addition, costs associated with content development and training should also be expensed as incurred. Capitalized costs are generally amortized over two years.

     Intangible Assets

      Intangible assets consist primarily of Federal Communications Commission (FCC) broadcast licenses, but also include goodwill and certain other intangible assets acquired in purchase business combinations. Upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, Cox Radio ceased amortization of goodwill and FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized on a straight-line basis over the contractual lives of the assets.

      Cox Radio evaluates its FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. Cox Radio evaluates goodwill in each of its reporting units (markets) for impairment annually, or more frequently if certain circumstances are present. If the carrying amount of goodwill in a reporting unit is greater than the implied value of goodwill for that reporting unit determined from the estimated fair value of the reporting units, the carrying amount of goodwill in that reporting unit is reduced to its estimated fair value.

      Cox Radio utilizes independent appraisals in testing FCC licenses and goodwill for impairment. These appraisals principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which incorporates variables such as market advertising revenues, market revenue share projections, anticipated operating profit margins and various discount rates. The variables used in the analysis reflect historical station and advertising market growth trends, as well as anticipated performance and market conditions. Multiples of operating cash flow are also considered. Cox Radio evaluates amortizing intangible assets for recoverability when circumstances indicate an impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, net book value is reduced to the estimated fair value.

     Other Assets

      Other assets consist primarily of investments in signal upgrades. Upon completion of each signal upgrade, Cox Radio reclassifies the applicable amount to FCC licenses based on an independent appraisal.

     Impairment of Long-Lived Assets

      Cox Radio accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets and certain intangibles are required to be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Cox Radio assesses the

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverability based on a review of estimated undiscounted cash flows. Long-lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell.

     Income Taxes

      Deferred income taxes are provided based on the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes.” The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheets and the expected tax impact of carryforwards for tax purposes. Cox Radio evaluates its effective tax rates regularly and adjusts rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which Cox Radio operates, among other factors.

     Pension, Postretirement and Postemployment Benefits

      Cox Enterprises generally provides defined pension benefits to eligible employees based on years of service and compensation during those years. Cox Enterprises also provides certain health care and life insurance benefits to eligible employees and retirees. For certain employees and retirees of Cox Radio eligible for such coverages, these benefits are provided through the Cox Enterprises plans. Expenses related to these plans are allocated to Cox Radio through the intercompany account. The amount of the allocations is generally based on actuarial determinations of the effect of Cox Radio employees’ participation in the Cox Enterprises plans.

     Incentive Compensation Plans

      Cox Radio accounts for stock compensation in accordance with the requirements of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note 12 for a general description of the plans referred to below. SFAS No. 123, “Accounting for Stock-Based Compensation,” requires disclosure of the pro forma effects on net income and earnings per share as if Cox Radio had adopted the fair value recognition provisions of SFAS No. 123. The following tabular presentation reflects the assumptions used in the determination of fair value utilizing the Black-Scholes model.

          Cox Radio Employee Stock Purchase Plans

      The fair value of the employees’ purchase rights granted under these plans was determined using the Black-Scholes model with the following assumptions as of the enrollment dates listed below:

	September 16, 1999	November 30, 2001	June 15, 2002	December 15, 2002

Risk-free interest rate	5.67%	2.50%	2.36%	1.09%
Expected life	2.0 years	2.08 years	1.54 years	1.04 years
Expected stock price volatility	34.00%	44.65%	45.29%	44.86%
Expected dividend yield	n/a	n/a	n/a	n/a
Fair value at enrollment date	$6.29	$8.91	$8.14	$6.01

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Cox Radio Amended and Restated Long-Term Incentive Plan

      The fair value of the options granted during 2002, 2001 and 2000 is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Grant Date

	2002	2001	2000

Risk-free interest rate	5.02%	4.94%	6.74%
Expected life	6 years	6 years	6 years
Expected stock price volatility	44.70%	40.82%	32.33%
Expected dividend yield	n/a	n/a	n/a
Fair value at grant date	$12.38	$10.33	$14.16

      Had compensation cost for the Long-Term Incentive Plan and Employee Stock Purchase Plans been determined based on the fair value at the grant or enrollment dates for the above awards in accordance with the fair value provisions of SFAS No. 123 and the disclosure provisions of SFAS No. 148, Cox Radio’s net income and net income per share in 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below, based on the assumptions discussed above:

	Year Ended December 31,

	2002	2001	2000

	(Amounts in Thousands, Except
	Per Share Data)
Net income, as reported	$45,941	$20,691	$305,937
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,571)	(4,887)	(2,660)

Pro forma net income	$37,370	$15,804	$303,277

Earnings per share:
Basic — as reported	$0.46	$0.21	$3.28

Basic — pro forma	$0.37	$0.16	$3.25

Diluted — as reported	$0.46	$0.21	$3.26

Diluted — pro forma	$0.37	$0.16	$3.23

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

     Concentration of Risk

      A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 26%, 28% and 29% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain intangible assets not be amortized. Instead, these assets are to be reviewed annually for impairment and written down in the periods in which the recorded value exceeds fair value. The provisions of SFAS No. 142 also required the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. Cox Radio adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, Cox Radio discontinued the amortization of its FCC licenses and goodwill effective January 1, 2002. During the quarter ended March 31, 2002, Cox Radio recognized an after-tax impairment charge of $13.9 million for FCC licenses in certain markets based on independent appraisals as a result of adopting the provisions of SFAS No. 142. See Note 7 for additional information.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Cox Radio adopted SFAS No. 144 on January 1, 2002, and it did not have a material impact on its financial position, cash flows or results of operations.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. The provisions of SFAS No. 146 are effective for restructuring activities initiated after December 31, 2002.

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement requirement of FIN No. 45 is effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002. Cox Radio is the guarantor of certain acquisition debt of Honolulu Broadcasting totaling $7.6 million at December 31, 2002. See Note 9 for additional information on this guarantee. Cox Radio is currently evaluating the impact of the application of FIN No. 45, but Cox Radio does not believe that the recognition provisions of FIN No. 45 will have a material effect on Cox Radio’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure provisions of SFAS No. 148 are effective for Cox Radio’s 2002 annual financial statements and the interim disclosure provisions are effective for Cox Radio’s first quarter of 2003. Cox Radio has adopted the disclosure provisions of SFAS No. 148 as reflected in the Incentive Compensation Plans section of this Note.

      In October 2002, the EITF reached a consensus on Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” This consensus requires that certain customer relationships be considered in performing goodwill impairment testing under SFAS No. 142. The consensus is effective for business combinations consummated and goodwill impairment tests performed after October 25, 2002. Cox Radio will consider this consensus as necessary in its January 1, 2003 impairment testing under SFAS No. 142.

     Reclassifications

      Certain prior year amounts have been reclassified for comparative purposes.

3. Earnings per Common Share and Capital Structure

	Year Ended December 31,

	2002	2001	2000

	(Amounts in Thousands, Except Per
	Share Data)
Income before cumulative effect of accounting change	$59,875	$21,478	$305,937
Cumulative effect of accounting change	(13,934)	(787)	—

Net income	$45,941	$20,691	$305,937

Earnings Per Share — Basic
Weighted-average common shares outstanding	100,098	99,720	93,286

Income before cumulative effect of accounting change per common share — basic	$0.60	$0.22	$3.28
Cumulative effect of accounting change per common share — basic	(0.14)	(0.01)	—

Net income per common share — basic	$0.46	$0.21	$3.28

Earnings Per Share — Diluted
Weighted-average common shares outstanding	100,098	99,720	93,286
Shares issuable on exercise of dilutive options	3,442	2,236	1,411
Shares assumed to be purchased with proceeds of options	(3,069)	(1,828)	(931)
Shares issuable pursuant to Employee Stock Purchase Plan	245	271	229
Shares assumed to be purchased with proceeds from Employee Stock Purchase Plan	(184)	(211)	(59)

Shares applicable to earnings per share — diluted	100,532	100,188	93,936

Income before cumulative effect of accounting change per common share — diluted	$0.60	$0.22	$3.26
Cumulative effect of accounting change per common share — diluted	(0.14)	(0.01)	—

Net income per common share — diluted	$0.46	$0.21	$3.26

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The options excluded from the computation of diluted net income per common share for the years ended December 31, 2002, 2001 and 2000, because the exercise price of these options was greater than the average market price of the Class A common stock at year end, are summarized below:

Options
Outstanding

(Amounts in Thousands)
2002	767
2001	807
2000	904

      On February 7, 2000, Cox Radio announced that its Board of Directors approved a three-for-one stock split. The stock split resulted in a decrease in par value of each share, including shares of preferred stock (authorized with no shares currently outstanding), from $1.00 to $0.33 per share. The stock split was approved at the 2000 Annual Meeting of Shareholders and affected by a distribution on May 19, 2000 to shareholders of record on May 12, 2000. Financial information contained elsewhere herein has been adjusted where necessary to reflect the impact of this stock split.

      On June 27, 2000, Cox Radio consummated a public offering of 8,800,000 shares of its Class A common stock pursuant to its universal shelf registration statement and completed a concurrent private placement of 3,591,954 shares of Class A common stock directly to Cox Enterprises at the public offering price per share, less underwriting discounts and commissions. Cox Radio received net proceeds of approximately $344.2 million from this offering, which it used to partially finance acquisitions, to repay outstanding indebtedness and for general corporate purposes.

4. Acquisitions and Dispositions of Businesses

      During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of LMAs and JSAs. Under an LMA or a JSA, Cox Radio provides programming or sales and marketing services or a combination of such services for radio stations owned by others. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in Cox Radio’s operations since the respective dates of such agreements, and such revenues and expenses are not included in Cox Radio’s operations as of the date such agreements are terminated.

      All acquisitions discussed below have been or will be accounted for using the purchase method. As such, the results of operations of the acquired stations have been or will be included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past three years are discussed below.

      In January 2000, Cox Radio acquired the assets of KRTQ-FM (formerly KTFX-FM) in Tulsa, Oklahoma, for consideration of $3.5 million. Cox Radio had been operating this station pursuant to an LMA since January 1999.

      In January 2000, Cox Radio disposed of the assets of KACE-FM and KRTO-FM, serving Los Angeles, California, for consideration of approximately $75 million, resulting in a pre-tax gain of approximately $46.6 million.

      In April 2000, the LMA for WCNN-AM, serving Atlanta, Georgia, terminated.

      In April 2000, Cox Radio disposed of the assets of KGMZ-FM, serving Honolulu, Hawaii, for approximately $6.6 million. The resulting loss on disposition was immaterial. Cox Radio continues to manage this station’s local, regional and national advertising sales efforts under a JSA. In addition, Cox Radio is a guarantor of the buyer’s financing for this transaction.

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In August 2000, Cox Radio acquired WEDR-FM in Miami, Florida; WFOX-FM in Atlanta, Georgia; WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville, Florida; WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, Connecticut; and WPLR-FM and national and local sales and marketing rights at WYBC-FM in New Haven, Connecticut in exchange for KFI-AM and KOST-FM in Los Angeles, California, plus approximately $3 million. The transaction was accounted for as a purchase business combination with a fair value of $473 million based on an independent appraisal. Cox Radio recorded a $429.9 million pre-tax gain on the transaction in the third quarter of 2000. Cox Radio had operated the acquired stations (other than WYBC-FM) pursuant to an LMA and WYBC-FM pursuant to a JSA since October 1999. Cox Radio continues to operate WYBC-FM pursuant to a JSA. Cox Radio obtained a temporary waiver of the FCC’s newspaper-radio cross-ownership rule for the acquisition of WFOX-FM in Atlanta, Georgia.

      In August 2000, Cox Radio acquired the assets of radio stations KKBQ-FM, KLDE-FM and KTHT-FM (formerly KKTL-FM), serving Houston, Texas, and WKHK-FM, WMXB-FM, WKLR-FM and WVBB-AM (formerly WTVR-AM), serving Richmond, Virginia, for consideration of approximately $380 million.

      In August 2000, Cox Radio acquired the capital stock of Midwestern Broadcasting Company, Inc., which owned WALR-FM, serving Atlanta, Georgia, for $280 million. In a related transaction with Salem Communications Corporation in September 2000, Cox Radio exchanged the license and transmitting facilities of WALR-FM, as well as the license and transmitting facilities of radio stations KLUP-AM, serving San Antonio, Texas, and WSUN-AM (formerly WFNS-AM), serving Tampa, Florida, for the license and transmitting facilities of radio station KHPT-FM (formerly KKHT-FM), serving Houston, Texas. Cox Radio retained the intellectual property of WALR-FM and is broadcasting WALR-FM’s programming on its WJZF-FM signal in Atlanta, Georgia. Cox Radio changed WJZF-FM’s call letters to WALR-FM.

      In February 2001, Cox Radio acquired WDYL-FM serving Richmond, Virginia, and WJMZ-FM and WHZT-FM (formerly WPEK-FM) serving Greenville, South Carolina, for a total of $52.5 million.

      In February 2001, Cox Radio entered into a JSA to provide sales and marketing services for WARV-FM serving Richmond, Virginia, and Cox Radio simultaneously guaranteed the owner’s financing for the acquisition of this station. In February 2003, the owner sold WARV-FM and repaid the $1.0 million of indebtedness associated with this station, thereby extinguishing Cox Radio’s guarantee of that indebtedness. Also in February 2003, the JSA related to this station terminated.

      In February 2001, Cox Radio disposed of WHOO-AM serving Orlando, Florida, for $5 million, resulting in a pre-tax gain of approximately $2.4 million.

      In May 2001, Cox Radio disposed of the assets of KGTO-AM serving Tulsa, Oklahoma, for $0.5 million. The resulting gain on disposition was immaterial.

      In July 2001, Cox Radio disposed of the assets of WVBB-AM (formerly WTVR-AM) serving Richmond, Virginia, for $0.7 million. The resulting loss on disposition was immaterial.

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2002, Cox Radio disposed of the assets of KRTR-AM (formerly KGMZ-AM) serving Honolulu, Hawaii, for $0.6 million. The buyer of the station had been operating the station under an LMA since October 2001. The resulting loss on disposition was immaterial.

      In June 2002, Cox Radio disposed of the assets of KCCN-AM serving Honolulu, Hawaii, for $0.8 million. The resulting gain on disposition was immaterial.

      In August 2002, Cox Radio disposed of the assets of WBWL-AM serving Jacksonville, Florida, for $2.5 million. The resulting gain on disposition was immaterial.

      The following table summarizes goodwill and FCC licenses recognized from all purchase business combinations occurring during each of the three years reflected below, determined based on independent appraisals:

	December 31,

	2002	2001	2000

	(Amounts in Thousands)
Goodwill	$—	$492	$2,675
FCC Licenses	$—	$50,317	$1,222,674

      The pro forma effects of the transactions entered into in 2002 are immaterial for the year ended December 31, 2002.

5. Investments

      iBiquity Digital Corporation — On December 21, 1998 and March 1, 1999, Cox Radio purchased shares of common stock of iBiquity Digital Corporation (formerly USA Digital Radio, Inc.), a developer of digital radio broadcasting technology, for a total purchase price of $2.5 million. Cox Radio accounts for this investment, included in other assets in the accompanying balance sheets, under the cost method.

6. Property and Equipment

	December 31,

	2002	2001

	(Amounts in Thousands)
Land	$7,874	$8,060
Buildings and building improvements	26,909	24,345
Broadcast equipment	95,904	88,864
Construction in progress	2,788	4,141

Property and equipment, at cost	133,475	125,410
Less accumulated depreciation	(54,171)	(45,304)

Net property and equipment	$79,304	$80,106

7.     Goodwill and Other Intangible Assets

      On January 1, 2002, Cox Radio adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain intangible assets, including FCC licenses, no longer be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is January 1st.

      In accordance with SFAS No. 142, Cox Radio discontinued the amortization of its FCC licenses and goodwill effective January 1, 2002. During the quarter ended March 31, 2002, Cox Radio recognized an after-tax impairment charge of $13.9 million for FCC licenses in certain markets based on independent

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appraisals as a result of adopting the provisions of SFAS No. 142. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of amortization of goodwill and intangible assets with indefinite lives, net of the related income tax effect in accordance with SFAS No. 142, follows:

	December 31,

	2002	2001	2000

	(Amounts in Thousands, Except Per
	Share Data)
Income before cumulative effect of accounting change	$59,875	$21,478	$305,937
Cumulative effect of accounting change	(13,934)	(787)	—

Net income	$45,941	$20,691	$305,937

Income before cumulative effect of accounting change	$59,875	$21,478	$305,937
Add: FCC license and goodwill amortization, net of tax	—	37,349	22,763

Adjusted income before cumulative effect of accounting change	$59,875	$58,827	$328,700

Net income per common share before cumulative effect of accounting change — basic
Net income per common share before cumulative effect of accounting change	$0.60	$0.22	$3.28
FCC license and goodwill amortization, net of tax, per common share	—	0.37	0.24

Adjusted income per common share before cumulative effect of accounting change	$0.60	$0.59	$3.52

Net income per common share before cumulative effect of accounting change — diluted
Income per common share before cumulative effect of accounting change	$0.60	$0.22	$3.26
FCC license and goodwill amortization, net of tax, per common share	—	0.37	0.24

Adjusted income per common share before cumulative effect of accounting change	$0.60	$0.59	$3.50

Net income	$45,941	$20,691	$305,937
Add: FCC license and goodwill amortization, net of tax	—	37,349	22,763

Adjusted net income	$45,941	$58,040	$328,700

Net income per common share — basic
Net income per common share	$0.46	$0.21	$3.28
FCC license and goodwill amortization, net of tax, per common share	—	0.37	0.24

Adjusted net income per common share	$0.46	$0.58	$3.52

Net income per common share — diluted
Net income, per common share	$0.46	$0.21	$3.26
FCC license and goodwill amortization, net of tax, per common share	—	0.37	0.24

Adjusted net income per common share	$0.46	$0.58	$3.50

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the components of intangible assets as of December 31, 2002 and 2001:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

	(Amounts in Thousands)
2002
FCC licenses and other intangible assets, net	$2,023,908	$383	$2,023,525
Goodwill	$46,514	$—	$46,514
2001
FCC licenses and other intangible assets, net	$2,049,422	$265	$2,049,157
Goodwill	$46,514	$—	$46,514

      Amortization expense for the years ended December 31, 2002 and 2001 was approximately $0.1 million and $58.2 million, respectively. Amortization expense for the next five years is not expected to be material.

8. Income Taxes

      Income tax expense (benefit) is summarized as follows:

	Year Ended December 31,

	2002	2001	2000

	(Amounts in Thousands)
Current:
Federal	$12,608	$8,105	$16,705
State	2,114	2,075	2,360

Total current	14,722	10,180	19,065

Deferred:
Federal	19,816	7,073	167,685
State	3,760	(18,560)	41,797

Total deferred	23,576	(11,487)	209,482

Total income tax expense (benefit)	$38,298	$(1,307)	$228,547

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of significant temporary differences, which comprise the net deferred tax liabilities, are as follows:

	December 31,

	2002	2001

	(Amounts in Thousands)
Current deferred tax assets:
Provision for doubtful accounts	$2,357	$1,811
Other	—	171

Total net current assets	2,357	1,982

Noncurrent deferred tax assets (liabilities):
Property and equipment	(49,210)	(49,275)
Intangibles	(446,303)	(423,947)
Net operating loss carryforwards	643	3,133
Unrealized loss on cash flow hedges	2,691	2,019
Impairment of FCC licenses	9,342	—
Other	551	48

Total net noncurrent liabilities	(482,286)	(468,022)

Net deferred tax liabilities	$(479,929)	$(466,040)

      As of December 31, 2002, Cox Radio had net operating loss carryforwards under the laws of various state jurisdictions in which it operates in the amount of $17.5 million. These net operating loss carryforwards expire on various dates through 2022. Cox Radio anticipates that these net operating loss carryforwards will be realized within the allowable periods, therefore, no valuation allowance is deemed necessary.

      Income tax expense (benefit) computed using the federal statutory rates is reconciled to the reported income tax provisions as follows:

	Year Ended December 31,

	2002	2001	2000

	(Amounts in Thousands)
Federal statutory income tax rate	35%	35%	35%
Computed tax expense at federal statutory rates on income before income taxes	$34,361	$7,083	$187,069
State income taxes (net of federal tax benefit)	3,818	216	28,702
Change in estimated effective state tax rates	—	(10,932)	—
Non-deductible travel and entertainment expenses	611	604	1,393
Non-deductible amortization of intangibles	—	2,157	12,506
Benefit arising from low income housing credits	(609)	(608)	(608)
Other, net	117	173	(515)

Income tax expense (benefit)	$38,298	$(1,307)	$228,547

      Upon filing, in 2001, of Cox Radio’s state income tax returns for 2000, Cox Radio determined that a lower effective rate for state income taxes was appropriate based on the states in which Cox Radio currently operates and the relative statutory rates, apportionment factors, and taxable income applicable to those states. Accordingly, an adjustment of approximately $10.9 million was recorded in 2001.

      Cox Radio is currently subject to various federal and state income tax audits. Cox Radio does not believe that current income tax audits will have a material impact on its financial statements. Management

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes that any additional liabilities arising from these current tax-related audits are sufficiently provided for at December 31, 2002 based on its assessment of the risk of loss associated with Cox Radio’s tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.”

9. Long-Term Debt and Commitments

      Cox Radio’s debt at December 31, 2002 and 2001, consists of the following:

	2002	2001

	(Amounts in Thousands)
6.25% note payable, due in May 2003(1)(2)	$99,998	$99,989
6.375% note payable, due in May 2005(1)	99,902	99,855
6.625% note payable, due in February 2006(3)	249,702	249,606
Revolving credit facility	165,000	255,000

Total	$614,602	$704,450

(1)	At December 31, 2002 and December 31, 2001, the estimated aggregate fair values of the 6.25% notes and the 6.375% notes were approximately $207.9 million and $205.8 million, respectively, based on quoted market prices.
(2)	As of December 31, 2002, $100 million principal amount of notes due in 2003 is excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis and currently has the ability to do so under its existing five-year facility. This credit facility had unused capacity of $185 million as of December 31, 2002. Cox Radio may also refinance this obligation through the issuance of debt or equity securities depending on market conditions and other factors.
(3)	At December 31, 2002 and December 31, 2001, the estimated fair value of these notes was approximately $269.3 million and $256.8 million, respectively, based on quoted market prices.

     On June 30, 2000, Cox Radio entered into a $350 million, five-year senior unsecured revolving credit facility and a $350 million, 364-day senior unsecured revolving credit facility, and on June 28, 2002, Cox Radio replaced its then existing 364-day senior unsecured revolving credit facility with a $150 million, 364-day senior unsecured revolving credit facility. The interest rate for both the 364-day facility and the five-year facility is, at Cox Radio’s option: the greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt. Under the new 364-day facility, Cox Radio may also choose an interest rate based on the federal funds rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt and certain financial covenants. The 364-day facility also provides for a letter of credit facility. The facilities include commitment fees on the unused portion of the total amount available of 0.09% to 0.25% based on the credit ratings of Cox Radio’s senior long-term debt. Each facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within each credit facility. At December 31, 2002, Cox Radio was in compliance with these covenants. Cox Radio’s credit facilities contain events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. At December 31, 2002, Cox Radio had approximately $165 million of outstanding indebtedness under the five-year facility with $185 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 2.1% at December 31, 2002. At December 31, 2001, Cox Radio had approximately $255 million of outstanding indebtedness under the five-year facility with $95 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 2.8% at December 31, 2001. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 10 for a discussion of Cox Radio’s interest rate swap agreements.

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On June 20, 2002, Moody’s Investors Service, Inc. lowered its rating on Cox Radio’s senior, unsecured, long-term debt securities from Baa2 to Baa3 with a negative outlook. Following this action, Cox Radio’s Moody’s rating remains investment grade. This action did not have a material adverse effect on Cox Radio’s financial position, results of operations or cash flows.

      Cox Radio has an effective universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts for a maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. At December 31, 2002 and December 31, 2001, $244.8 million was available under the universal shelf registration statement.

      Cox Radio leases land, office facilities, and various items of equipment. Rental expense under operating leases amounted to $10.3 million in 2002, $9.1 million in 2001 and $8.6 million in 2000.

      Cox Radio also has various commitments under the following types of contracts: operating leases; long-term debt; sports programming and on-air personalities and other operating contracts with aggregate minimum annual commitments as of December 31, 2002 as follows:

	Payments Due by Period

	Total	2003	2004	2005	2006	2007	After 2007

	(Amounts in Thousands)
Operating leases	$35,638	$5,129	$4,648	$4,538	$4,207	$3,375	$13,741
Long-term debt	615,000	100,000	—	265,000	250,000	—	—
Sports programming and on-air personalities	52,481	23,768	19,344	5,098	3,171	1,100	—
Other operating contracts	2,084	1,294	158	158	158	158	158

Total	$705,203	$130,191	$24,150	$274,794	$257,536	$4,633	$13,899

      Cox Radio is the guarantor of certain senior debt of Honolulu Broadcasting, Inc. totaling $7.6 million. Honolulu Broadcasting owns WARV-FM, serving Richmond, Virginia, and KGMZ-FM, serving Honolulu, Hawaii. This debt consists of a one-year renewable term loan secured by the assets of WARV-FM and KGMZ-FM, which represents Honolulu Broadcasting’s financing of the purchase of these stations. Cox Radio provides sales and marketing services under JSAs to these stations pursuant to which Cox Radio sells advertising on the stations, which it records as revenues, provides marketing services for the stations, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt. During February 2003, Honolulu Broadcasting sold WARV-FM, terminating the related JSA, and repaid $1.0 million of this indebtedness, which reduced the amount of Cox Radio’s guarantee to $6.6 million. In addition, Cox Radio believes the sale of KGMZ-FM would result in sufficient proceeds to repay the outstanding debt. As a result, Cox Radio considers the degree of risk related to this guarantee insignificant.

10. Derivative Instruments and Hedging Activities

      Cox Radio is exposed to fluctuations in interest rates. Cox Radio actively monitors these fluctuations and uses derivative instruments from time to time to manage such risk. In accordance with its risk management strategy, Cox Radio uses derivative instruments only for the purpose of managing risk

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. Cox Radio’s use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings.

      On September 25, 2002, one of Cox Radio’s interest rate swap agreements with a notional principal amount of $25 million expired. This action did not have a material effect on Cox Radio’s financial position or results of operations. Cox Radio did not enter into any other interest rate swap agreement upon expiration of this agreement.

      Cox Radio had two remaining interest rate swap agreements outstanding as of December 31, 2002, each of which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are major financial institutions. Although Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties, Cox Radio does not anticipate nonperformance by these counterparties nor would Cox Radio expect any such loss to be material.

      Prior to June 27, 2000, Cox Radio accounted for the interest rate swap agreements as hedges. In connection with the offering of Class A common stock discussed in Note 3, Cox Radio used a portion of the net proceeds from the offering to repay all amounts then outstanding under its bank credit facility. As the interest rate swap agreements were no longer matched with existing debt, Cox Radio recorded a non-cash mark-to-market unrealized gain as of June 30, 2000 of $2.2 million, which represents the fair value of the interest rate swap agreements at that date. On August 4, 2000, Cox Radio redesignated these interest rate swap agreements as hedges of floating rate borrowings under the new revolving credit facilities, dated June 30, 2000, discussed in Note 9. Concurrently with the redesignation of these swaps, Cox Radio recorded a non-cash, mark-to-market unrealized loss of $0.6 million, which represented the difference in the fair value of the interest rate swap agreements from June 30, 2000 to August 4, 2000.

      On January 1, 2001, Cox Radio adopted SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133, as amended, requires all derivative instruments to be measured at fair value and recognized as either assets or liabilities. In addition, all derivative instruments used in hedging transactions must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133, as amended.

      Under SFAS No. 133, as amended, the accounting for changes in the fair values of derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

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

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the year ended December 31, 2002, there was no ineffective portion related to the changes in fair values of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. In addition, of the $0.7 million recorded as an increase in accumulated other comprehensive loss on January 1, 2001, approximately $76,000, before related income tax effects of approximately $33,000, was reclassified into earnings as interest expense during each quarter of 2001 and during each of the first three quarters of 2002. During the fourth quarter of 2002, approximately $51,000, before related income tax effects of approximately $22,000, was reclassified into earnings as interest expense. The balance of $1.2 million recorded in accumulated other comprehensive loss at December 31, 2002 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending December 31, 2003 is approximately $0.2 million, before related income tax effects of approximately $0.1 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

      At December 31, 2002, interest rate swap agreements with an aggregate $50 million notional principal amount were outstanding at an average annual rate of 6.3%, having an average maturity of 3.25 years. The estimated aggregate fair value of these interest rate swap agreements, based on current market rates, approximated a net payable of $5.8 million and $3.0 million at December 31, 2002 and 2001, respectively. The fair value of the swap agreements at December 31, 2002 was included in other long-term liabilities based on maturity dates of the swaps.

11. Retirement Plans

      Certain of Cox Radio’s employees participate in the funded, noncontributory defined benefit pension plan of Cox Enterprises and certain key employees participate in an unfunded, non-qualified supplemental pension plan. The plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox Radio and compensation rates during those years. Pension expense allocated to Cox Radio related to the plans was $0.5 million, $0.7 million and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Cox Enterprises Pension Plan

      The following table sets forth certain information attributable to the Cox Radio employees’ participation in the Cox Enterprises pension plans:

	December 31,		December 31,
	2002		2001

	Funded	Unfunded	Funded	Unfunded
	Plans	Plans	Plans	Plans

	(Amounts in Thousands)
Actuarial present value of benefit obligations:
Vested benefits	$18,314	$3,831	$15,821	$3,493
Nonvested benefits	3,715	683	3,527	398

Accumulated benefit obligations	$22,029	$4,514	$19,348	$3,891

Projected benefit obligations	$26,156	$5,788	$23,468	$5,369

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assumptions used in the actuarial computations were:

	December 31,

	2002	2001

Discount rate	6.75%	7.25%
Rate of increase in compensation levels	4.50%	5.00%
Expected long-term rate of return on assets	9.00%	9.00%

      A separate defined benefit pension plan may be established and plan assets segregated for Cox Radio. The amount of the assets that would be segregated would have an estimated fair value not less than the accumulated benefit obligations of the Cox Enterprises defined benefit pension plan attributable to Cox Radio’s employees as of December 31, 2002, or $22.0 million. The assets segregated would be used to fund payments to retirees. Cox Enterprises will make any non-qualified supplemental pension plan payments due to Cox Radio employees, and Cox Radio will reimburse Cox Enterprises for any such payments.

     Cox Enterprises Postretirement Benefits

      Cox Enterprises provides certain health care and life insurance benefits to substantially all retirees of Cox Enterprises and its subsidiaries. Postretirement expense allocated to Cox Radio for these benefits was $0.1 million for each of the years ended December 31, 2002, 2001 and 2000. Cox Radio’s actuarial present value of accumulated postretirement benefit obligations at December 31, 2002 was $4.1 million.

      The funded status of the portion of the retirement plan covering the employees of Cox Radio is not determinable. The actuarial present value of benefit obligations for the retirement plan of Cox Enterprises exceeded the fair value of assets held in the plan at December 31, 2002.

      Actuarial assumptions used to determine the actuarial present value of benefit obligations include a discount rate of 6.75% (7.25% in 2001) and an expected long-term rate of return on plan assets of 9.0%. For the postretirement welfare plan, the assumed health care cost trend rate for retirees is 10.0% (8.5% in 2001). This rate is assumed to decrease gradually to 5.0% by year 2008 and remain level thereafter. Increasing the assumed health care cost trend rate by one percentage point would have resulted in an increase in the Cox Enterprises plan’s actuarial present value of benefit obligations of approximately 2.4% and an increase in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 1.5% for 2002. Decreasing the assumed health care cost trend rate by one percentage point would have resulted in a decrease in the Cox Enterprises plan’s actuarial present value of benefit obligations of approximately 2.2% and a decrease in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 1.4% for 2002.

     Cox Enterprises Savings and Investment Plan

      In addition, substantially all of Cox Radio’s employees are eligible to participate in the savings and investment plan of Cox Enterprises. Under the terms of the plan, Cox Radio’s contribution is determined annually and is based upon Cox Radio attaining certain financial performance criteria. Cox Radio makes a contribution up to 50% of eligible employee contributions to the plan, with a maximum employer contribution of 6% of the employee’s eligible compensation. Cox Radio’s expense under the plan was $2.0 million, $0.9 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Other

      Certain Cox Radio employees, whose savings and investment plan contributions are at the Internal Revenue Service, or IRS, maximum or are restricted in order to pass the IRS nondiscrimination test, are

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eligible to participate in Cox Enterprises’ non-qualified savings restoration plan. Under the terms of this plan, Cox Radio matches a discretionary contribution amount no greater than 50% of employee contributions to both the savings and investment and restoration plans up to a specified maximum percentage of the employee’s eligible compensation. Cox Radio’s expense under the non-qualified savings restoration plan was not material to the financial statements for any period presented.

12. Stock-Based Compensation Plans

      During the three years in the period ended December 31, 2002, Cox Radio maintained two stock-based compensation plans. Cox Radio accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, and related Interpretations. Compensation for the Cox Radio Amended and Restated Long-Term Incentive Plan and the Employee Stock Purchase Plan is measured as the excess, if any, of the quoted market price of Cox Radio’s stock at the date of the grant over the exercise price. Further, the Employee Stock Purchase Plan qualifies as a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost is recognized for these awards. Specific information regarding each plan is presented below.

     Cox Radio Employee Stock Purchase Plans

      During 2001, Cox Radio adopted a third Employee Stock Purchase Plan (the “Plan”), under which Cox Radio was authorized to issue purchase rights totaling 750,000 shares of Class A common stock. The Plan has four alternate entry dates: January 2, 2002; July 1, 2002; January 2, 2003; and July 1, 2003. Employees are eligible to participate in the Plan as of the first entry date on which they are employed and are regularly scheduled to work at least 20 hours per week. Under the terms of this Plan, the purchase price is the lower of 85% of the fair market value of the Class A common stock on the grant date (the initial purchase price) or 90% of the fair market value of the Class A common stock on December 31, 2003, the end of the Plan. The initial purchase price was set at $18.59, $24.96 and $21.18 for the first, second and third entry dates, respectively. Purchase rights totaling 271,121 shares, 11,540 shares and 6,089 shares of Class A common stock were issued under the Plan with respect to the first, second and third entry dates, respectively. Employees are allowed to purchase the shares via payroll deduction through December 31, 2003, at which time the shares will be issued. The weighted-average fair value of each purchase right granted was $8.91, $8.14 and $6.01 for the first, second and third enrollment dates, respectively. During 2002 and 2001, 2,480 shares and 0 shares, respectively, were issued under the Plan due to cancellation of employees’ participation or termination of employment. The fair value of the employees’ purchase rights granted in 2002 and 2001 was determined using the Black-Scholes model using assumptions reflected in Note 2.

      During 1999, Cox Radio adopted an Employee Stock Purchase Plan, under which Cox Radio was authorized to issue purchase rights totaling 750,000 shares of Class A common stock to substantially all employees who were employed on February 1, 1999 and who worked at least 20 hours per week. Pursuant to this plan, Cox Radio issued purchase rights totaling 229,293 shares of Class A common stock. Under the terms of this plan, the purchase price ($16.05 per share) was 85% of the average market value during the ten trading days ended on August 2, 1999. Employees were allowed to purchase the shares via payroll deductions through October 31, 2001, at which time the shares were issued to the employees. During 2001, 2000 and 1999, 15,717, 5,229 and 0 shares, respectively, were issued to employees under the plan due to cancellation of employees’ participation in the plan or termination of employment. Upon conclusion of the 1999 plan on October 31, 2001, 172,187 shares of Class A common stock were issued to the remaining plan participants. The grant date fair value of each purchase right granted in 1999 was $6.29. The fair value of the employees’ purchase rights granted in 1999 was estimated using the Black-Scholes model using assumptions reflected in Note 2.

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Cox Radio Amended and Restated Long-Term Incentive Plan

      Pursuant to the Amended and Restated Long-Term Incentive Plan (the “LTIP”), executive officers and certain employees of Cox Radio who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance shares and awards consisting of combinations of such incentives. Cox Radio has reserved 13,200,000 shares of Class A common stock for issuance under this plan.

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

      Options granted under the LTIP normally vest 60% after three years from the date of grant, 80% after four years from the date of grant and 100% after five years from the date of grant and expire ten years from the date of grant. An accelerated vesting schedule has been provided such that the options become fully vested if the market value of the Cox Radio Class A common stock exceeds the exercise price by 140% for ten consecutive trading days. Because the exercise price of stock options awarded during 2002, 2001 and 2000 equaled or exceeded the then current market price of Cox Radio Class A common stock, no compensation cost has been recognized for these options. The fair value of the options granted during 2002, 2001 and 2000 is estimated on the date of grant using the Black-Scholes model using assumptions reflected in Note 2.

      A summary of the status of Cox Radio’s stock options granted under the Long-Term Incentive Plan as of December 31, 2002, 2001 and 2000 and changes during the years ending on those dates is presented below:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	3,023,884	$20.62	2,293,768	$18.35	1,668,231	$10.04
Granted	1,660,509	24.66	1,342,943	21.84	970,374	31.66
Exercised	(298,106)	11.10	(384,767)	8.26	(256,892)	10.08
Forfeited	(177,663)	24.63	(228,060)	25.84	(87,945)	31.54

Outstanding at end of year	4,208,624	$22.72	3,023,884	$20.62	2,293,768	$18.35

Options exercisable at year-end	730,447	$10.60	1,026,032	$10.69	1,410,739	$10.03
Weighted-average fair value of options granted during the year	$12.38		$10.33		$14.16

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-Average		Number of
Range of	Number of Options	Remaining	Weighted-Average	Options	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 6.17 – 8.46	326,274	3.9 years	$6.56	326,274	$6.56
$13.39 – 21.81	1,514,518	7.0 years	19.68	401,278	13.77
$22.51 – 25.53	1,609,048	9.0 years	24.64	1,800	24.66
$31.66	758,784	7.0 years	31.66	1,095	31.66

	4,208,624	7.5 years	$22.72	730,447	$10.60

13. Transactions with Affiliated Companies

      Cox Radio receives certain services from, and has entered into certain transactions with, Cox Enterprises. Costs of the services that are allocated to Cox Radio are based on actual direct costs incurred or on Cox Enterprises’ estimate of expenses relative to the services provided to other subsidiaries of Cox Enterprises. Cox Radio believes that these allocations were made on a reasonable basis, and that receiving these services from Cox Enterprises creates cost efficiencies, however, there has been no study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been.

      Cox Radio receives day-to-day cash management services from Cox Enterprises with settlements of outstanding balances between Cox Radio and Cox Enterprises occurring periodically at market interest rates. As a part of these services, Cox Enterprises transfers funds to cover Cox Radio’s checks presented for payment and Cox Radio records a book overdraft, which is classified as accounts payable in the accompanying balance sheets. Book overdrafts of $3.8 million and $4.8 million existed at December 31, 2002 and 2001, respectively, as a result of Cox Radio’s checks outstanding. The amounts due (to) from Cox Enterprises represent the net balance of the intercompany transactions and are generally due on demand. Outstanding amounts due from Cox Enterprises bear interest equal to Cox Enterprises’ current commercial paper borrowing rate and outstanding amounts due to Cox Enterprises bear interest at 40 basis points above Cox Enterprises’ current commercial paper borrowing rate. During 2002, Cox Enterprises’ weighted average commercial paper rates ranged from 1.6% to 2.3%. The amounts due from Cox Enterprises totaled $3.1 million and $1.1 million as of December 31, 2002 and 2001, respectively.

      Cox Radio receives certain management services from Cox Enterprises and Cox Enterprises’ wholly-owned subsidiary, Cox Broadcasting. These services include management and financial advisory services, legal, corporate secretarial, tax, internal audit, risk management, purchasing and materials management, employee benefit (including pension plan) administration, fleet, engineering and other support services. Expenses allocated for these services are included in corporate general and administrative expenses in the Consolidated Statements of Operations. Cox Radio was allocated expenses for the years ended December 31, 2002, 2001 and 2000 of approximately $3.3 million, $3.1 million and $3.4 million, respectively, related to these services.

      In connection with these management services, Cox Radio reimburses Cox Enterprises for payments made to third-party vendors for certain goods and services provided to Cox Radio under arrangements made by Cox Enterprises on behalf of Cox Enterprises and its affiliates. Cox Radio believes such arrangements result in Cox Radio receiving such goods and services at more attractive pricing than Cox Radio would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through Cox Enterprises insurance program, which provides coverage for all of its affiliates, including Cox Radio. Rather than self-insuring these risks, Cox Enterprises purchases insurance for a fixed-premium cost from several insurance companies, an insurance company indirectly

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned by descendants of Governor James M. Cox, the founder of Cox Enterprises, including James C. Kennedy, Chairman of Cox’s Board of Directors, and his sister, who each own 25%. This insurance company is an insurer and reinsurer on various insurance policies purchased by Cox Enterprises and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox Radio’s loss experience consistent with insurance industry practice. Cox Radio’s portion of these insurance costs was approximately $0.3 million for the years ended December 31, 2002, 2001 and 2000.

      Cox Radio’s employees participate in certain Cox Enterprises employee benefit plans, and Cox Radio made payments to Cox Enterprises in 2002 for the costs incurred by reason of such participation, including self-insured employee medical insurance costs of approximately $6.8 million, retiree medical payments of approximately $0.1 million and executive pension plan payments of approximately $0.7 million. Costs incurred for these items in 2001 and 2000 were self-insured employee medical insurance costs of approximately $5.5 million and $4.0 million, respectively, retiree medical payments of approximately $0.1 million and $0.1 million, respectively, and executive pension plan payments of approximately $0.9 million and $0.7 million, respectively.

      Cox Radio pays rent and certain other occupancy costs for space in Cox Enterprises’ corporate headquarters building. Rent and occupancy expense is allocated based on occupied space. During 2002, Cox Enterprises, Cox Radio and certain other affiliates of Cox Enterprises moved to a new headquarters building. Related rent and occupancy expense was approximately $0.3 million for the year ended December 31, 2002 compared to $0.1 million for each of the years ended December 31, 2001 and 2000. This new headquarters building is leased by Cox Enterprises from a partnership that in turn is indirectly owned by descendents of Governor James M. Cox, the founder of Cox Enterprise, with an indirect 36% interest held in the aggregate by the children of James C. Kennedy, Chairman of Cox’s Board of Directors and an indirect less than 3% interest held in the aggregate by Mr. Kennedy, his mother and his sister.

      Included in the amounts due from (to) Cox Enterprises are the following transactions:

(Amounts in Thousands)

Intercompany due to Cox Enterprises, December 31, 1999	$(17,138)
Cash transferred to Cox Enterprises	284,308
Acquisitions	(814,865)
Borrowings on revolver	334,686
Net proceeds from issuance of Class A common stock	344,199
Net operating expense allocations and reimbursements	(113,922)

Intercompany due from Cox Enterprises, December 31, 2000	17,268

Cash transferred to Cox Enterprises	305,523
Acquisitions	(50,216)
Payments on revolver	(300,000)
Net proceeds from issuance of senior notes	249,667
Net operating expense allocations and reimbursements	(221,158)

Intercompany due from Cox Enterprises, December 31, 2001	1,084

Cash transferred to Cox Enterprises	318,777
Acquisitions	(484)
Payments on revolver	(89,848)
Net operating expense allocations and reimbursements	(226,470)

Intercompany due from Cox Enterprises, December 31, 2002	$3,059

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cox Radio has estimated that the carrying value of intercompany advances approximates fair value, given the short-term nature of these advances.

      Cox Radio has entered into lease agreements with Cox Broadcasting with respect to studio and tower site properties in Atlanta and Dayton that are used for radio operations in those markets. The annual rental cost in the aggregate was approximately $0.6 million for each of the years ended December 31, 2002, 2001 and 2000.

      In July 2000, Cox Radio entered into a cross-promotion agreement with Cox Interactive Media (CIM), a wholly owned subsidiary of Cox Enterprises. Cox Radio agreed to provide radio and Internet advertising to CIM over a three-year period in common markets, and CIM agreed to provide Internet advertising on its city web sites in those markets. In 2002, CIM ceased operating web sites in the markets covered by the cross promotion agreement, and consequently the parties mutually agreed to cease cross promotion. Cox Radio recognized both income and expense related to the agreement of approximately $1.0 million, $1.6 million and $0.8 million in 2002, 2001 and 2000, respectively.

14. Supplemental Cash Flow Information

	2002	2001	2000

	(Amounts in Thousands)
Additional cash flow information:
Cash paid for interest	$39,808	$46,383	$34,021
Cash paid for income taxes	$8,673	$696	$22,835

15. Contingencies

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

      On October 11, 2000, Cox Radio and its controlling shareholder, Cox Broadcasting, Inc., were sued in Georgia federal court by broadcast station broker, Force Communications, for alleged breach of contract and other theories involving a failure to pay the broker a commission allegedly due on two transactions. The suit sought contract damages in excess of $5 million plus interest, costs, expenses and attorneys’ fees. Following completion of discovery, the parties filed cross-motions for summary judgment and on July 1, 2002, the court granted defendants’ motion for summary judgment and denied Force Communications’ cross-motion for partial summary judgment. On July 5, 2002, the court entered judgment in favor of Cox Radio and Cox Broadcasting, Inc. on all counts. On July 31, 2002, Force Communications filed a notice of appeal to the United States Court of Appeals for the 11th Circuit from the order entering summary judgment in favor of Cox Radio and Cox Broadcasting, Inc. and from the entry of judgment. Force Communications, Cox Radio and Cox Broadcasting, Inc. agreed on January 23, 2003 to resolve this matter through binding arbitration. Pursuant to that agreement, the arbitrator will issue an award that may range from a low of $600,000 to a high of $1.6 million, and following payment of such arbitration award, the 11th Circuit appeal will be dismissed with prejudice. The outcome of this matter cannot be predicted at this time.

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “advertisement” from a Cox Radio radio station. The parties have entered into agreements, approved by the court, staying all proceedings while awaiting a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. The Georgia Court of Appeals vacated and remanded the third-party case March 14, 2003 with instructions to the trial court to consider constitutional issues. At the present time, Cox Radio cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. Cox Radio intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

      Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

16. Unaudited Quarterly Financial Information

      The following table sets forth selected quarterly financial information for Cox Radio. This information is derived from Cox Radio’s unaudited financial statements included in its Form 10-Q filings and includes, in Cox Radio’s opinion, only normal and recurring adjustments that it considers necessary for a fair presentation of the results for such periods. The operating results for any quarter are not necessarily indicative of results for that year or any future period.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(Amounts in Thousands, Except Per Share Data)
2002
Net revenues	$86,030	$113,910	$112,538	$108,114
Cost of services (exclusive of depreciation shown separately below)	19,866	25,092	26,079	22,115
Selling, general and administrative	36,115	42,630	41,108	41,240
Corporate general and administrative expenses	4,101	4,365	3,711	3,312
Depreciation	3,002	3,028	3,074	2,992
Amortization	30	29	30	29
Operating income	22,408	38,797	38,926	38,200
Cumulative effect of an accounting change, net of tax(1)	(13,934)	—	—	—

Net (loss) income	$(6,614)	$17,478	$17,814	$17,263

Net income per common share before cumulative effect of accounting change — basic	$0.07	$0.17	$0.18	$0.17
Cumulative effect of an accounting change(1)	(0.14)	—	—	—

Net (loss) income per common share — basic	$(0.07)	$0.17	$0.18	$0.17

Net income per common share before cumulative effect of accounting change — diluted	$0.07	$0.17	$0.18	$0.17
Cumulative effect of an accounting change(1)	(0.14)	—	—	—

Net (loss) income per common share — diluted	$(0.07)	$0.17	$0.18	$0.17

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(Amounts in Thousands, Except Per Share Data)
2001
Net revenues	$86,525	$107,871	$99,220	$101,687
Cost of services (exclusive of depreciation shown separately below)	20,234	24,127	24,916	23,135
Selling, general and administrative	36,462	40,206	36,048	41,229
Corporate general and administrative expenses	3,644	3,555	2,530	3,551
Depreciation	3,076	2,657	2,746	2,913
Amortization	14,811	14,517	14,362	14,553
Operating income	10,590(2)	22,567	18,704	16,267
Cumulative effect of an accounting change, net of tax(3)	(787)	—	—	—

Net (loss) income	$(2,144)	$5,671	$3,563	$13,601(4)

Net (loss) income per common share before cumulative effect of accounting change — basic	$(0.01)	$0.06	$0.04	$0.14
Cumulative effect of an accounting change(3)	(0.01)	—	—	—

Net (loss) income per common share — basic	$(0.02)	$0.06	$0.04	$0.14

Net (loss) income per common share before cumulative effect of accounting change — diluted	$(0.01)	$0.06	$0.04	$0.14
Cumulative effect of an accounting change(3)	(0.01)	—	—	—

Net (loss) income per common share — diluted	$(0.02)	$0.06	$0.04	$0.14

(1)	Represents a $13.9 million ($0.14 per diluted share) after-tax loss related to the cumulative effect of accounting change as a result of adopting SFAS No. 142.
(2)	Includes a pre-tax gain on the sale of WHOO-AM in Orlando, Florida of approximately $2.4 million.
(3)	Represents a $0.8 million ($0.01 per diluted share) after-tax loss related to the cumulative effect of accounting change as a result of adopting SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
(4)	Includes a $10.9 million deferred tax benefit related to a revision of Cox Radio’s effective state income tax rate.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

ITEM 10.	Directors and Executive Officers

      The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 11.	Executive Compensation

      The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 14.	Controls and Procedures

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

      Cox Radio’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents incorporated by reference or filed with this report:

      (1) Audited Consolidated Balance Sheets as of December 31, 2002 and 2001 and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2002; and

      (2) Schedule II — Valuation and qualifying accounts.

      (3) Exhibits required to be filed by Item 601 of Regulation S-K:

      Listed below are the exhibits which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number		Description

(1) 2.1	—	Merger Agreement dated as of March 14, 2000 by and among Marlin Broadcasting, Inc., Cox Radio, Inc., Cox Miami Merger Sub, Inc. and Marlin Broadcasting, LLC.
(2) 2.2	—	Asset Purchase Agreement dated as of March 3, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Citicasters Co., Capstar Radio Operating Company, Capstar TX Limited Partnership, AMFM Texas Broadcasting, L.P., AMFM Texas Licenses Limited Partnership, Cox Radio, Inc. and CXR Holdings, Inc.
(3) 2.3	—	Asset Exchange Agreement dated as of May 31, 2000 by and among Cox Radio, Inc., CXR Holdings, Inc., Salem Communications Corporation and South Texas Broadcasting, Inc.
(4) 2.4	—	Letter dated May 31, 2000 by and among Cox Radio, Inc., CXR Holdings, Inc., Salem Communications Corporation and South Texas Broadcasting, Inc.
(5) 2.5	—	Letter dated June 7, 2000 by and among Cox Radio, Inc., CXR Holdings, Inc., Salem Communications Corporation and South Texas Broadcasting, Inc.
(6) 2.6	—	Stock Purchase Agreement dated as of June 7, 2000 by and among Midwestern Broadcasting Company, Inc., the stockholders of Midwestern Broadcasting Company, Inc. and Cox Radio, Inc.
(7) 2.7	—	Asset Purchase Agreement dated as of November 8, 2000 by and among Cox Radio, Inc., CXR Holdings, Inc. and Radio One, Inc.
(8) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.
(9) 3.2	—	Certificate of Amendment of Certificate of Incorporation of Cox Radio, Inc.
(10) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.
(11) 4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.
(12) 4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.
(13) 4.3	—	Form of Specimen Class A common stock certificate.
(14) 10.1	—	364-Day Credit Agreement dated as of June 30, 2000 among Cox Radio, Inc., the Banks party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent.

Exhibit
Number		Description

(15) 10.2	—	Amended and Restated 364-Day Credit Agreement dated as of June 29, 2001 among Cox Radio, Inc., the Banks party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A. and Fleet National Bank, as Syndication Agents, and Citibank, N.A. and Mizuho Bank, as Documentation Agents.
(16) 10.3	—	Amended and Restated 364-Day Credit Agreement dated as of June 28, 2002 among Cox Radio, Inc., the Banks party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Wachovia Bank, National Association, as Syndication Agents.
(17) 10.4	—	Five-Year Credit Agreement dated as of June 30, 2000 among Cox Radio, Inc., the Banks referred to therein, The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent.
(18) 10.5	—	First Amendment dated as of June 29, 2001 to the Five-Year Credit Agreement dated as of June 30, 2000 among Cox Radio, Inc., the Banks party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent.
(19) 10.6	—	Second Amendment dated as of December 17, 2001 to the Five-Year Credit Agreement dated as of June 30, 2000 among Cox Radio, Inc., the Banks party thereto, JP Morgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent.
(20) 10.7	—	Cox Radio, Inc. Amended and Restated Long-Term Incentive Plan.
(21) 10.8	—	Cox Radio, Inc. Restricted Stock Plan for Non-Employee Directors.
13	—	Portions of the 2002 Annual Report to Shareholders (expressly incorporated by reference in Part II, Item 5 of this report).
21	—	Subsidiaries of Cox Radio, Inc.
23.1	—	Consent of Deloitte & Touche LLP.
24.1	—	Power of Attorney (included on page 70).
99.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.2 of Cox Radio’s Report on Form 8-K dated April 19, 2000.
(2)	Incorporated by reference to Exhibit 2.3 of Cox Radio’s Report on Form 8-K dated April 19, 2000.
(3)	Incorporated by reference to Exhibit 10.5 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2000.
(4)	Incorporated by reference to Exhibit 10.6 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2000.
(5)	Incorporated by reference to Exhibit 10.7 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2000.
(6)	Incorporated by reference to Exhibit 10.8 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2000.
(7)	Incorporated by reference to Exhibit 2.9 of Cox Radio’s Report on Form 10-Q for the period ended September 30, 2000.
(8)	Incorporated by reference to Exhibit 3.1 of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).
(9)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A12B/A filed on February 15, 2002.

(10)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).

(11)	Incorporated by reference to Exhibit 4.4 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 1998.
(12)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999
(13)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A12B/A dated February 15, 2002.
(14)	Incorporated by reference to Exhibit 10.9 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2000.
(15)	Incorporated by reference to Exhibit 10.2 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2001.
(16)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2002.
(17)	Incorporated by reference to Exhibit 10.10 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2000.
(18)	Incorporated by reference to Exhibit 10.3 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2001.
(19)	Incorporated by reference to Exhibit 10.5 of Cox Radio’s Report on Form 10-K for the period ended December 31, 2001.
(20)	Incorporated by reference to Appendix B of Cox Radio’s Definitive Proxy Statement on Schedule 14A dated March 29, 2001 (management contract or compensation plan).
(21)	Incorporated by reference to Exhibit 10.11 of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737) (management contract or compensation plan).

      (b) Reports on Form 8-K

      On December 20, 2002, Cox Radio filed a Current Report on Form 8-K announcing that effective December 31, 2002, David Easterly retired from Cox Radio’s Board of Directors, reducing the number of directors to eight.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Radio, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COX RADIO, INC.

By:	/s/ ROBERT F. NEIL

Robert F. Neil
President and Chief Executive Officer

Date: March 31, 2003

POWER OF ATTORNEY

      Cox Radio, Inc., a Delaware corporation, and each person whose signature appears below, constitutes and appoints Robert F. Neil and Neil O. Johnston, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cox Radio, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. KENNEDY James C. Kennedy	Chairman of the Board of Directors	March 31, 2003

/s/ ROBERT F. NEIL Robert F. Neil	President and Chief Executive Officer; Director (principal executive officer)	March 31, 2003

/s/ NEIL O. JOHNSTON Neil O. Johnston	Vice-President and Chief Financial Officer (principal accounting officer and principal financial officer)	March 31, 2003

/s/ ERNEST D. FEARS, JR. Ernest D. Fears, Jr.	Director	March 31, 2003

/s/ PAUL M. HUGHES Paul M. Hughes	Director	March 31, 2003

Signature	Title	Date

/s/ MARC W. MORGAN Marc W. Morgan	Director	March 31, 2003

/s/ RICHARD A. FERGUSON Richard A. Ferguson	Director	March 31, 2003

/s/ NICHOLAS D. TRIGONY Nicholas D. Trigony	Director	March 31, 2003

/s/ G. DENNIS BERRY G. Dennis Berry	Director	March 31, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14 OF THE

SECURITIES EXCHANGE ACT OF 1934

I, Robert F. Neil, Chief Executive Officer of Cox Radio, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Cox Radio, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT F. NEIL

Robert F. Neil
Chief Executive Officer

Date: March 31, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14 OF THE

SECURITIES EXCHANGE ACT OF 1934

I, Neil O. Johnston, Chief Financial Officer of Cox Radio, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Cox Radio, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NEIL O. JOHNSTON

Neil O. Johnston
Chief Financial Officer

Date: March 31, 2003

SCHEDULE II

COX RADIO, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

For the Fiscal	Balance As of	Assumed in	Charges to		Balance As of
Years Ended	Beginning	Business	Costs and		End of
December 31	of Period	Combination	Expenses	Deductions	Period

(Amounts in thousands)
2002	$4,536	$—	$4,590	$4,335	$4,791
2001	$3,477	$—	$5,217	$4,158	$4,536
2000	$2,966	$—	$3,297	$2,786	$3,477