Form 10-Q
period 2003-03-31
COX RADIO INC
filed 2003-05-13
CIK 1018522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-12187

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1620022 (I.R.S. Employer Identification No.)

6205 Peachtree Dunwoody Road
Atlanta, Georgia 30328
(Address of principal executive offices and zip code)

(678) 645-0000
(Registrant’s telephone number, including area code)

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

Class A common stock, par value of $0.33 - 41,603,164 shares outstanding as of April 30, 2003.
Class B common stock, par value of $0.33 - 58,733,016 shares outstanding as of April 30, 2003.

COX RADIO, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

Preliminary Note

This Quarterly Report on Form10-Q is for the three months ended March 31, 2003. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

COX RADIO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2003	December 31, 2002

	(Amounts in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,644	$4,681
Accounts and notes receivable, less allowance for doubtful accounts of $4,839 and $4,791, respectively	72,277	86,876
Prepaid expenses and other current assets	11,708	7,567
Amounts due from Cox Enterprises	—	3,059

Total current assets	89,629	102,183
Property and equipment, net	79,096	79,304
FCC licenses and other intangible assets, net	2,028,886	2,023,525
Goodwill	46,514	46,514
Other assets	16,991	20,186

Total assets	$2,261,116	$2,271,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25,358	$27,821
Accrued salaries and wages	4,746	6,449
Accrued interest	6,948	7,966
Income taxes payable	9,154	12,109
Amounts due to Cox Enterprises	8,549	—
Other current liabilities	3,107	2,083

Total current liabilities	57,862	56,428
Notes payable	589,640	614,602
Deferred income taxes	485,311	482,286
Other long term liabilities	6,682	6,907

Total liabilities	1,139,495	1,160,223

Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 41,603,164 and 41,571,789 shares issued and 41,474,893 and 41,450,595 shares outstanding at March 31, 2003 and December 31, 2002, respectively	13,729	13,719
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at March 31, 2003 and December 31, 2002	19,382	19,382
Additional paid-in capital	624,792	624,049
Accumulated other comprehensive loss, net of tax	(2,917)	(3,082)
Retained earnings	468,481	459,104

	1,123,467	1,113,172
Less: Class A common stock held in treasury (128,271 and 121,194 shares at cost, at March 31, 2003 and December 31, 2002, respectively)	(1,846)	(1,683)

Total shareholders’ equity	1,121,621	1,111,489

Total liabilities and shareholders’ equity	$2,261,116	$2,271,712

See notes to unaudited consolidated financial statements.

COX RADIO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(Amounts in thousands,
	except per share data)
Net revenues:
Local	$66,939	$62,899
National	19,258	18,009
Other	5,372	5,122

Total net revenues	91,569	86,030
Operating expenses:
Cost of services (exclusive of depreciation shown separately below)	21,220	19,866
Selling, general and administrative	38,210	36,115
Corporate general and administrative	4,235	4,101
Depreciation	2,944	3,002
Amortization	30	30
(Gain) loss on sales of assets	(1)	357
Loss on sales of radio stations	—	151

Operating income	24,931	22,408
Other income (expense):
Interest income	1	8
Interest expense	(9,176)	(10,189)
Other - net	(124)	(118)

Income before income taxes and cumulative effect of accounting change	15,632	12,109
Current income tax expense	3,344	2,053
Deferred income tax expense	2,911	2,736

Total income tax expense	6,255	4,789

Income before cumulative effect of accounting change	9,377	7,320
Cumulative effect of accounting change, net of tax	—	(13,934)

Net income (loss)	$9,377	$(6,614)

Net income (loss) per share – basic
Income before cumulative effect of accounting change	$0.09	$0.07
Cumulative effect of accounting change	—	(0.14)

Net income (loss) per common share	$0.09	$(0.07)

Net income (loss) per share – diluted
Income before cumulative effect of accounting change	$0.09	$0.07
Cumulative effect of accounting change	—	(0.14)

Net income (loss) per common share	$0.09	$(0.07)

Weighted average common shares outstanding – basic	100,200	100,037

Weighted average common shares outstanding – diluted	100,580	100,537

See notes to unaudited consolidated financial statements.

COX RADIO, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A		Class B
	Common Stock		Common Stock		Additional
Paid-in
	Shares	Amount	Shares	Amount	Capital

(Amounts in thousands)
Balance at December 31, 2002	41,572	$13,719	58,733	$19,382	$624,049

Comprehensive income:
Net income	—	—	—	—	—
Unrealized gain on interest rate swaps	—	—	—	—	—
Reclassification to earnings of transition adjustments	—	—	—	—	—

Comprehensive income

Repurchase of Class A common stock	—	—	—	—	—
Issuance of Class A common stock related to incentive plans including tax benefit of $299	31	10	—	—	743

Balance at March 31, 2003	41,603	$13,729	58,733	$19,382	$624,792

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other		Treasury Stock
	Comprehensive	Retained
	Loss	Earnings	Shares	Amount	Total

	(Amounts in thousands)
Balance at December 31, 2002	$(3,082)	$459,104	121	$(1,683)	$1,111,489

Comprehensive income:
Net income	—	9,377	—	—	9,377
Unrealized gain on interest rate swaps	136	—	—	—	136
Reclassification to earnings of transition adjustments	29	—	—	—	29

Comprehensive income					9,542

Repurchase of Class A common stock	—	—	7	(163)	(163)
Issuance of Class A common stock related to incentive plans including tax benefit of $299	—	—	—	—	753

Balance at March 31, 2003	$(2,917)	$468,481	128	$(1,846)	$1,121,621

See notes to unaudited consolidated financial statements.

COX RADIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$9,377	$(6,614)
Items not requiring cash:
Depreciation	2,944	3,002
Amortization	30	30
Deferred income taxes	2,911	2,736
Tax benefit from exercise of stock options	299	966
(Gain) loss on sales of assets	(1)	357
Loss on sales of radio stations	—	151
Cumulative effect of accounting change, net of tax	—	13,934
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Decrease in accounts receivable	14,599	10,408
Decrease in accounts payable and accrued expenses	(2,857)	(92)
Decrease in accrued salaries and wages	(1,703)	(268)
Decrease in accrued interest	(1,018)	(872)
Decrease in income taxes payable	(2,955)	(414)
Other, net	(2,848)	(2,217)

Net cash provided by operating activities	18,778	21,107

Cash flows from investing activities:
Capital expenditures	(2,726)	(3,256)
Acquisitions and related expenses, net of cash acquired	(63)	(312)
Decrease in other long-term assets	133	3,934
Proceeds from sales of assets	1	1
Investment in signal upgrades	(2,530)	(3,305)
Proceeds from sales of radio stations	—	530

Net cash used in investing activities	(5,185)	(2,408)

Cash flows from financing activities:
Net payments of revolving credit facilities	(24,962)	(19,962)
Proceeds from stock options exercised	454	1,310
Increase in book overdrafts	433	5,113
Repurchase of Class A common stock	(163)	(28)
Decrease in amounts due from Cox Enterprises, Inc.	11,608	144

Net cash used in financing activities	(12,630)	(13,423)

Net increase in cash and cash equivalents	963	5,276
Cash and cash equivalents at beginning of period	4,681	7,961

Cash and cash equivalents at end of period	$5,644	$13,237

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,194	$11,061
Income taxes	6,000	1,501

See notes to unaudited consolidated financial statements.

COX RADIO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Other Information

     Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment for accounting purposes, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. indirectly owns approximately 62% of the common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 and notes thereto contained in Cox Radio’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other period.

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

Intangible Assets

     Intangible assets consist primarily of Federal Communications Commission (FCC) broadcast licenses, but also include goodwill and certain other intangible assets acquired in purchase business combinations. Upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, Cox Radio ceased amortization of goodwill and FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized on a straight-line basis over the contractual lives of the assets.

     Cox Radio evaluates its FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. Cox Radio evaluates goodwill in each of its reporting units (markets) for impairment annually, or more frequently if certain circumstances are present. If the carrying amount of goodwill in a reporting unit is greater than the implied value of goodwill for that reporting unit determined from the estimated fair value of the reporting unit, the carrying amount of goodwill in that reporting unit is reduced to its estimated fair value.

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

Other Assets

     Other assets consist primarily of external costs incurred to facilitate signal upgrades, which enhance the value of Cox Radio’s FCC licenses. Upon completion of each signal upgrade, Cox Radio reclassifies the applicable amount to FCC licenses. During the first quarter of 2003, Cox Radio completed a signal upgrade at WBHK-FM in Birmingham, Alabama, and reclassified $5.4 million from other assets to FCC licenses.

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

Incentive Compensation Plans

     Cox Radio accounts for stock compensation in accordance with the requirements of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123, “Accounting for Stock-Based Compensation,” requires disclosure of the pro forma effects on net income and earnings per share as if Cox Radio had adopted the fair value recognition provisions of SFAS No. 123. Had compensation cost for the Long-Term Incentive Plan and the Employee Stock Purchase Plans (ESPP) been determined based on the fair value at the grant or enrollment dates in accordance with the fair value provisions of SFAS No. 123, Cox Radio’s net income (loss) and net income (loss) per share for the three months ended March 31, 2003 and 2002 would have been changed to the pro forma amounts indicated below:

	Three Months Ended
	March 31,

	2003	2002

	(Amounts in thousands,
	except per share data)
Net income (loss), as reported	$9,377	$(6,614)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,837)	(2,159)

Pro forma net income (loss)	$7,540	$(8,773)

Earnings (loss) per share:
Basic – as reported	$0.09	$(0.07)

Basic – pro forma	$0.08	$(0.09)

Diluted – as reported	$0.09	$(0.07)

Diluted – pro forma	$0.07	$(0.09)

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

Concentration of Risk

     A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 23% and 24% of total revenues for the three months ended March 31, 2003 and 2002, respectively.

Recent Accounting Pronouncements

     In October 2002, the EITF reached a consensus on Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” This consensus requires that certain customer relationships be considered in performing goodwill impairment testing under SFAS No. 142. The consensus is effective for business combinations consummated and goodwill impairment tests performed after October 25, 2002. Cox Radio considered this consensus in its January 1, 2003 impairment testing under SFAS No. 142.

     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement requirement of FIN 45 is effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. Cox Radio has adopted this interpretation and it will be applied prospectively to all guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on Cox Radio’s financial position, cash flows or results of operations. Cox Radio is the guarantor of certain acquisition debt of Honolulu Broadcasting, Inc. totaling $6.6 million at March 31, 2003. See Note 5 for additional information on this guarantee.

3.  Earnings Per Common Share and Capital Structure

	Three Months Ended March 31,

	2003	2002

	(Amounts in thousands, except per
	share data)
Income before cumulative effect of accounting change	$9,377	$7,320
Cumulative effect of accounting change	—	(13,934)

Net income (loss)	$9,377	$(6,614)

Earnings per share – basic
Weighted average common shares outstanding	100,200	100,037

Income before cumulative effect of accounting change per common share – basic	$0.09	$0.07
Cumulative effect of accounting change per common share – basic	—	(0.14)

Net income (loss) per common share – basic	$0.09	$(0.07)

Earnings per share – diluted
Weighted average common shares outstanding	100,200	100,037
Shares issuable on exercise of dilutive options	3,582	3,710
Shares assumed to be purchased with proceeds of options	(3,240)	(3,282)
Shares issuable pursuant to Employee Stock Purchase Plan	218	271
Shares assumed to be purchased with proceeds from Employee Stock Purchase Plan	(180)	(199)

Shares applicable to earnings per share – diluted	100,580	100,537

Income before cumulative effect of accounting change per common share – diluted	$0.09	$0.07
Cumulative effect of accounting change per common share – diluted	—	(0.14)

Net income (loss) per common share - diluted	$0.09	$(0.07)

     The options and ESPP purchase rights excluded from the computation of net income per common share diluted for the three months ended March 31, 2003 and 2002, because the exercise price of these options and the subscription price of these purchase rights were greater than the average market price of the Class A common stock during the three months ended March 31, 2003 and 2002, are summarized below:

	March 31,

	2003	2002

	(Amounts in thousands)
Options and ESPP purchase rights outstanding	2,307	783

4.  Acquisitions and Dispositions of Businesses

     During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements.

     During the three months ended March 31, 2003 and through April 30, 2003, Cox Radio did not enter into or consummate any acquisition or disposition activity.

5.  Long-term Debt, Commitments and Contingencies

     Cox Radio’s outstanding debt for the periods presented consists of the following:

	March 31, 2003	December 31, 2002

	(Amounts in thousands)
6.25% notes payable, due in May 2003 (1)(2)	$100,000	$99,998
6.375% notes payable, due in May 2005 (1)	99,911	99,902
6.625% notes payable, due in February 2006 (3)	249,729	249,702
Revolving credit facility	140,000	165,000

Total	$589,640	$614,602

(1)	At March 31, 2003 and December 31, 2002, the estimated aggregate fair values of the 6.25% notes and the 6.375% notes were approximately $207.0 million and $207.9 million, respectively, based on quoted market prices.

(2)	As of March 31, 2003, $100 million principal amount of notes due on May 15, 2003 is excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis and currently has the ability to do so under its existing five-year credit facility. This credit facility had unused capacity of $210 million as of March 31, 2003. Cox Radio may also refinance this obligation through the issuance of debt or equity securities depending on market conditions and other factors.

(3)	At March 31, 2003 and December 31, 2002, the estimated fair value of these notes was approximately $272.8 million and $269.3 million, respectively, based on quoted market prices.

     On June 30, 2000, Cox Radio entered into a $350 million, five-year senior unsecured revolving credit facility and a $350 million, 364-day senior unsecured revolving credit facility, and on June 28, 2002, Cox Radio replaced its then existing 364-day senior unsecured revolving credit facility with a $150 million, 364-day senior unsecured revolving credit facility. The interest rate for both the 364-day facility and the five-year facility is, at Cox Radio’s option: the greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt. Under the new 364-day facility, Cox Radio may also choose an interest rate based on the federal funds rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt and certain financial covenants. The 364-day facility also provides for a letter of credit facility. The facilities include commitment fees on the unused portion of the total amount available of 0.09% to 0.25% based on the credit ratings of Cox Radio’s senior long-term debt. Each facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within each credit facility. At March 31, 2003, Cox Radio was in compliance with these covenants. Cox Radio’s credit facilities contain events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. At March 31, 2003, Cox Radio had $140 million of outstanding indebtedness under the five-year facility with $210 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 2.0% at March 31, 2003. At December 31, 2002, Cox Radio had approximately $165 million of outstanding indebtedness under the five-year facility with $185 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 2.1% at December 31, 2002. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 6 for a discussion of Cox Radio’s interest rate swap agreements.

     Cox Radio has an effective universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. At March 31, 2003 and December 31, 2002, $244.8 million was available under the universal shelf registration statement.

     Cox Radio also has various commitments under the following types of contracts: capitalized and operating leases; long-term debt; sports programming and on-air personalities and certain other operating contracts with aggregate minimum annual commitments as of March 31, 2003 as follows:

	Payments Due by Period

		April 1, to
		December 31,
	Total	2003	2004	2005	2006	2007	After 2007

			(Amounts in thousands)
Leases (1)	$38,729	$4,634	$5,336	$5,217	$4,804	$3,880	$14,858
Long-term debt (2)	590,000	100,000	—	240,000	250,000	—	—
Sports programming and on-air personalities	50,517	20,594	20,151	5,392	3,280	1,100	—
Other operating contracts	956	166	158	158	158	158	158

Total	$680,202	$125,394	$25,645	$250,767	$258,242	$5,138	$15,016

(1)	Cox Radio has long-term capitalized and operating lease commitments for studio and office facilities, studio and general office equipment and transmitter and antenna sites.

(2)	Cox Radio’s failure to comply with its financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its revolving five-year credit facility could result in the acceleration of the maturity of its outstanding indebtedness. At March 31, 2003, Cox Radio had $140 million of outstanding indebtedness under the revolving five-year credit facility. See above discussion of Cox Radio’s outstanding debt in this Note.

     At March 31, 2003, Cox Radio was the guarantor of certain senior debt of Honolulu Broadcasting, Inc. totaling $6.6 million. Honolulu Broadcasting owns KGMZ-FM, serving Honolulu, Hawaii. This debt consists of a one-year renewable term loan secured by the assets of KGMZ-FM, the proceeds of which were used by Honolulu Broadcasting to finance the purchase of this station. Cox Radio provides sales and marketing services under a JSA to this station pursuant to which Cox Radio sells advertising on the station, which it records as revenues, provides marketing services for the station, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt. In addition, Cox Radio believes that the fair value of KGMZ-FM exceeds the liabilities of Honolulu Broadcasting, including the outstanding renewable term loan. As a result, Cox Radio considers the risk of loss related to this guarantee to be remote at this time. In February 2001, Cox Radio also entered into a JSA agreement with Honolulu Broadcasting to provide sales and marketing services for WARV-FM, serving Richmond, Virginia, and simultaneously guaranteed Honolulu Broadcasting’s financing for the acquisition of this station. During February 2003, Honolulu Broadcasting sold WARV-FM, terminating the related JSA, and repaid the related indebtedness of $1.0 million. This reduced the collective amount of Cox Radio’s guarantee from $7.6 million to $6.6 million.

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

     On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “advertisement” from a Cox Radio radio station. The parties have entered into agreements, approved by the court, staying all proceedings while awaiting a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. The Georgia Court of Appeals vacated and remanded the third-party case on March 14, 2003 with instructions to the trial court to consider constitutional issues raised by the defendant. The plaintiffs have filed petitions for certioari in the Georgia Supreme Court seeking review of the Court of Appeals’ decision. Cox Radio intends to seek another stay of proceedings in this matter pending the denial of the petitions for certiorari in the third-party case, or, if any petition is granted, pending the outcome of further proceedings in the Georgia Supreme Court. At the present time, Cox Radio cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. Cox Radio intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

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

     Cox Radio had two interest rate swap agreements outstanding as of March 31, 2003, each of which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties.

     Under SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” the accounting for changes in the fair values of derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. Cox Radio’s two interest rate swap agreements qualify as cash flow hedges.

     During the three months ended March 31, 2003 and 2002, there was no ineffective portion related to the changes in fair values of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. During the first quarter of 2003, approximately $51,000, before related income tax effects of approximately $22,000, was reclassified into earnings as interest expense. During the first quarter of 2002, approximately $76,000, before related income tax effects of approximately $33,000, was reclassified into earnings as interest expense. The balance of $2.9 million recorded in accumulated other comprehensive loss at March 31, 2003 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending March 31, 2004 is approximately $1.8 million, before related income tax effects of approximately $0.7 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

     At March 31, 2003, $50 million notional principal amount of the interest rate swap agreements was outstanding at an average annual fixed rate of 6.3% and an average remaining maturity of 3 years. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable of $5.5 million and $5.8 million at March 31, 2003 and December 31, 2002, respectively. The fair value of the swap agreements at March 31, 2003 was included in other long-term liabilities based on the maturity dates of the swaps.

7.  Goodwill and Other Intangible Assets

     On January 1, 2002, Cox Radio adopted SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, no longer be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is January 1st.

     In accordance with SFAS No. 142, Cox Radio discontinued the amortization of its FCC licenses and goodwill effective January 1, 2002. During the quarter ended March 31, 2002, Cox Radio recognized an after-tax impairment charge of $13.9 million for FCC licenses in certain markets based on independent appraisals as a result of adopting the provisions of SFAS No. 142. During the quarter ended March 31, 2003, Cox Radio performed its annual tests for impairment, and based on independent appraisals, no impairment of either FCC licenses or goodwill was indicated.

     The following table reflects the components of intangible assets for the periods indicated:

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

	(Amounts in thousands)
March 31, 2003
FCC licenses and other intangible assets, net	$2,029,299	413	$2,028,886
Goodwill	46,514	—	46,514
December 31, 2002
FCC licenses and other intangible assets, net	2,023,908	383	2,023,525
Goodwill	46,514	—	46,514

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox Radio’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements, due to various risks, uncertainties or other factors. These factors include competition within the radio broadcasting industry, advertising demand in our markets, the possibility that advertisers may cancel or postpone schedules in response to political events, competition for audience share, our success in executing and integrating acquisitions, our ability to execute our Internet strategy effectively, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox Radio’s Annual Report on Form 10-K for the year ended December 31, 2002. Cox Radio assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

General

     Cox Radio is a leading national radio broadcast company whose business is acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 62% of the common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio.

     The primary source of Cox Radio’s revenues is the sale of local and national advertising to be broadcast on its radio stations. Historically, approximately 73% and 22% of Cox Radio’s net revenues have been generated from local and national advertising, respectively. Cox Radio’s most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

     Cox Radio’s revenues vary throughout the year. As is typical in the radio broadcasting industry, Cox Radio’s revenues and operating income are generally lowest in the first quarter. Cox Radio’s operating results in any period may be affected by the incurrence of advertising and promotional expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

Acquisitions and Dispositions

     During the past several years, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by us under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements.

     During the three months ended March 31, 2003 and through April 30, 2003, Cox Radio did not enter into or consummate any acquisition or disposition activity.

Results of Operations

     Cox Radio’s results of operations represent the operations of the radio stations owned or operated by Cox Radio, or for which it provides sales and marketing services, during the applicable periods. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report.

Three months ended March 31, 2003 compared to three months ended March 31, 2002

	March 31, 2003	March 31, 2002	$ Change	% Change

	(Amounts in thousands)
Net revenues:
Local	$66,939	$62,899	$4,040	6.4%
National	19,258	18,009	1,249	6.9%
Other	5,372	5,122	250	4.9%

Total net revenues	$91,569	$86,030	$5,539	6.4%

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

     Net revenues for the first quarter of 2003 increased $5.5 million to $91.6 million, a 6.4% increase compared to the first quarter of 2002. Both local and national revenues improved in the first quarter of 2003, with local revenues increasing 6.4% and national revenues increasing 6.9% over the first quarter of 2002. Overall growth in revenues was primarily a result of improving macro-economic factors affecting the advertising climate, coupled with successful execution of our consultative selling strategy.

     The majority of our radio markets contributed to the increase in net revenues. The leaders, with double-digit revenue growth over the first quarter of 2002, were Miami, up 19%; Orlando, up 15%; Greenville-Spartanburg, up 14%; Jacksonville, up 14%; Richmond, up 13%; Louisville, up 12%; and Houston, up 11%. In Atlanta, our largest market, revenues were up 2% versus the first quarter of 2002. During the first quarter of 2003, revenues at WFOX-FM decreased $1.1 million compared to the first quarter of 2002. Excluding WFOX-FM, net revenues in Atlanta would have been up 8%. In February 2003, in order to increase audience share, WFOX-FM was reformatted to an urban contemporary format in response to the changing preferences of its targeted audience in the Atlanta market. As a result of this format change, we anticipate higher marketing and promotion expense and lower net revenues at this station for the current year as we educate the market about the new format and realign advertisers for the new target audience.

	March 31, 2003	March 31, 2002	$ Change	% Change

	(Amounts in thousands)
Cost of services (exclusive of depreciation shown separately below)	$21,220	$19,866	$1,354	6.8%

     Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services for the first quarter of 2003 increased $1.4 million to $21.2 million, an increase of 6.8% compared to the first quarter of 2002. Programming expenses increased approximately $1.0 million as a result of higher programming expenses in the majority of our markets in the first quarter of 2003 versus the first quarter of 2002. The most significant increase was in Atlanta, which increased approximately $0.6 million, and consisted primarily of higher sports programming costs and severance related to the WFOX-FM formatting change. In addition, syndicated programming expenses increased approximately $0.1 million primarily as a result of new programming.

	March 31, 2003	March 31, 2002	$ Change	% Change

	(Amounts in thousands)
Selling, general and administrative expenses	$38,210	$36,115	$2,095	5.8%

     Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased approximately $2.1 million in the first quarter of 2003 compared to the first quarter of 2002. Selling expenses increased approximately $0.6 million over the first quarter of 2002, largely as a result of increased compensation costs, including higher sales commissions directly related to increased revenues. Promotion expenses increased approximately $0.8 million during the first quarter of 2003 compared to the first quarter of 2002. This is a result of increased promotional spending in Atlanta, Birmingham and Miami as a result of competitive situations in those markets. General and administrative expenses increased approximately $0.7 million in the first quarter of 2003 over the first quarter of 2002, primarily as a result of an increase in compensation expense.

	March 31, 2003	March 31, 2002	$ Change	% Change

	(Amounts in thousands)
Corporate general and administrative expenses	$4,235	$4,101	$134	3.3%
Depreciation	2,944	3,002	(58)	(1.9)%
Amortization	30	30	—	—
(Gain) loss on sales of assets	(1)	357	(358)	(100.3)%
Loss on sales of radio stations	—	151	(151)	(100.0)%

     There were no significant changes in corporate general and administrative expenses, depreciation, amortization, gain (loss) on sales of assets and gain (loss) on sales of radio stations during the first quarter of 2003 compared to the first quarter of 2002.

	March 31, 2003	March 31, 2002	$ Change	% Change

	(Amounts in thousands)
Operating income	$24,931	$22,408	$2,523	11.3%

     Operating income for the first quarter of 2003 increased $2.5 million to $24.9 million. This was primarily as a result of an increase in net revenues and operating expenses as discussed above.

	March 31, 2003	March 31, 2002	$ Change	% Change

	(Amounts in thousands)
Interest expense	$9,176	$10,189	$(1,013)	(9.9)%

     Interest expense during the first quarter of 2003 totaled $9.2 million, as compared to $10.2 million for the first quarter of 2002, as a result of lower overall outstanding debt, as well as a decrease in the interest rate on Cox Radio’s outstanding floating rate debt.

	March 31, 2003	March 31, 2002	$ Change	% Change

	(Amounts in thousands)
Income taxes:
Current	$3,344	$2,053	$1,291	62.9%
Deferred	2,911	2,736	175	6.4%

Total income taxes	$6,255	$4,789	$1,466	30.6%

     Income taxes increased $1.5 million to $6.3 million in the first quarter of 2003 compared to an income tax expense of $4.8 million in the first quarter of 2002, primarily as a result of increased earnings in 2003. The effective tax rates for the first quarter of 2003 and 2002 were 40.0% and 39.5%, respectively.

	March 31, 2003	March 31, 2002	$ Change	% Change

	(Amounts in thousands)
Net income (loss)	$9,377	$(6,614)	$15,991	241.8%

     Net income for the first quarter of 2003 was $9.4 million, as compared to a net loss of $6.6 million for the first quarter of 2002. This increase is primarily a result of a $13.9 million after-tax loss related to the cumulative effect of accounting change as a result of adopting SFAS No. 142 in the first quarter of 2002, coupled with the increase in operating income in the first quarter of 2003, as discussed above.

Liquidity and Capital Resources

     Sources and Uses of Liquidity

     Cox Radio’s primary sources of liquidity are cash provided by operations and through borrowings under its bank credit facilities. Net cash from operations results primarily from net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains or losses on sales of radio stations and changes in working capital accounts. Primary uses of liquidity include debt service, acquisitions, capital expenditures and investment in signal upgrades.

     Cox Radio has an effective universal shelf registration statement under which it may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts. At March 31, 2003 and December 31, 2002, $244.8 million was available under the universal shelf registration statement.

     In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Our borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days, and accrue interest at Cox Enterprises’ current commercial paper borrowing rate plus 40 basis points. Cox Enterprises continues to perform day-to-day cash management services for us. Cox Radio owed Cox Enterprises approximately $8.5 million at March 31, 2003, and Cox Enterprises owed Cox Radio approximately $3.1 million at December 31, 2002.

     Future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. Cox Radio expects its operations to generate sufficient cash to meet its capital expenditures and debt service requirements. Additional cash requirements, including funds for acquisitions, will be funded from various sources, including the proceeds from bank financing, intercompany advances from Cox Enterprises and, if or when appropriate, other issuances of securities.

     Debt Service

     On June 30, 2000, Cox Radio entered into a $350 million, five-year senior unsecured revolving credit facility and a $350 million, 364-day senior unsecured revolving credit facility, and on June 28, 2002, Cox Radio replaced its then existing 364-day senior unsecured revolving credit facility with a $150 million, 364-day senior unsecured revolving credit facility. The interest rate for both the 364-day facility and the five-year facility is, at Cox Radio’s option: the greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt. Under the new 364-day facility, Cox Radio may also choose an interest rate based on the federal funds rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt and certain financial covenants. The 364-day facility also provides for a letter of credit facility. The facilities include commitment fees on the unused portion of the total amount available of 0.09% to 0.25% based on the credit ratings of Cox Radio’s senior long-term debt. Each facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within each credit facility. At March 31, 2003, Cox Radio was in compliance with these covenants. Cox Radio’s credit facilities contain events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. At March 31, 2003, Cox Radio had $140 million of outstanding indebtedness under the five-year facility with $210 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 2.0% at March 31, 2003. At December 31, 2002, Cox Radio had approximately $165 million of outstanding indebtedness under the five-year facility with $185 million available, and no amounts outstanding under the 364-day facility with $350 million available. The interest rate applied to amounts due under the bank credit facilities was 2.1% at December 31, 2002. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 6 to the consolidated financial statements for a discussion of Cox Radio’s interest rate swap agreements.

     Cox Radio has $450 million in outstanding debt securities, as described below (dollar amounts in thousands):

Principal Amount	Interest Rate	Maturity

$100,000 (1)(2)	6.25%	May 2003
$100,000 (1)	6.375%	May 2005
$250,000 (3)	6.625%	February 2006

(1)	At March 31, 2003 and December 31, 2002, the estimated aggregate fair values of the 6.25% notes and the 6.375% notes were approximately $207.0 million and $207.9 million, respectively, based on quoted market prices.

(2)	As of March 31, 2003, $100 million principal amount of notes due on May 15, 2003 is excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis and currently has the ability to do so under its existing five-year credit facility. This credit facility had unused capacity of $210 million as of March 31, 2003. Cox Radio may also refinance this obligation through the issuance of debt or equity securities depending on market conditions and other factors.

(3)	At March 31, 2003 and December 31, 2002, the estimated fair value of these notes was approximately $272.8 million and $269.3 million, respectively, based on quoted market prices.

Off-Balance Sheet Arrangements

     Cox Radio’s off-balance sheet arrangements consist primarily of lease commitments and contracts for sports programming and on-air personalities (which are disclosed in Note 5 to Cox Radio’s consolidated financial statements included in this report) and the guarantee discussed below. Cox Radio does not have any majority-owned subsidiaries that are not included in its consolidated financial statements, nor does Cox Radio have any interests in or relationships with any variable interest entities.

     At March 31, 2003, Cox Radio was the guarantor of certain senior debt of Honolulu Broadcasting, Inc. totaling $6.6 million. Honolulu Broadcasting owns KGMZ-FM, serving Honolulu, Hawaii. This debt consists of a one-year renewable term loan secured by the assets of KGMZ-FM, the proceeds of which were used by Honolulu Broadcasting to finance the purchase of this station. Cox

Radio provides sales and marketing services under a JSA to this station pursuant to which Cox Radio sells advertising on the station, which it records as revenues, provides marketing services for the station, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt. In addition, Cox Radio believes that the fair value of KGMZ-FM exceeds the liabilities of Honolulu Broadcasting, including the outstanding renewable term loan. As a result, Cox Radio considers the risk of loss related to this guarantee to be remote at this time. In February 2001, Cox Radio also entered into a JSA agreement with Honolulu Broadcasting to provide sales and marketing services for WARV-FM, serving Richmond, Virginia, and simultaneously guaranteed Honolulu Broadcasting’s financing for the acquisition of this station. During February 2003, Honolulu Broadcasting sold WARV-FM, terminating the related JSA, and repaid the related indebtedness of $1.0 million. This reduced the collective amount of Cox Radio’s guarantee from $7.6 million to $6.6 million.

Summary Disclosures about Contractual Obligations

     Cox Radio also has various commitments under the following types of contracts: capitalized and operating leases; long-term debt; sports programming and on-air personalities and certain other operating contracts with aggregate minimum annual commitments as of March 31, 2003 as follows:

	Payments Due by Period

		April 1, to
		December 31,
	Total	2003	2004	2005	2006	2007	After 2007

	(Amounts in thousands)
Leases (1)	$38,729	$4,634	$5,336	$5,217	$4,804	$3,880	$14,858
Long-term debt (2)	590,000	100,000	—	240,000	250,000	—	—
Sports programming and on-air personalities	50,517	20,594	20,151	5,392	3,280	1,100	—
Other operating contracts	956	166	158	158	158	158	158

Total	$680,202	$125,394	$25,645	$250,767	$258,242	$5,138	$15,016

(1)	Cox Radio has long-term capitalized and operating lease commitments for studio and office facilities, studio and general office equipment and transmitter and antenna sites.

(2)	Cox Radio’s failure to comply with its financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its revolving five-year credit facility could result in the acceleration of the maturity of its outstanding indebtedness. At March 31, 2003, Cox Radio had $140 million of outstanding indebtedness under the revolving five-year credit facility. See “Debt Service” above for discussion of Cox Radio’s revolving credit facilities.

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

     Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $50 million in notional principal amount of debt for fixed interest rates. These agreements have an average annual fixed rate of 6.3% and an average remaining maturity of 3 years. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 6 to the consolidated financial statements included herein. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, Cox Radio does not anticipate nonperformance by such counterparties, and no material loss would be expected in the event of the counterparties’ nonperformance. The estimated fair value of the swap agreements, based on current market rates, approximated a net payable of $5.3 million and $5.8 million at March 31, 2003 and December 31, 2002, respectively. The fair value of the swap agreements at March 31, 2003 was included in other long-term liabilities based on the maturity dates of the swaps.

     The determination of the estimated fair value of Cox Radio’s fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of the fixed-rate debt instruments at March 31, 2003 was $479.8 million, compared to a carrying amount of $449.6 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2002 was $477.2 million, compared to a carrying amount of $449.6 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of the fixed-rate debt instruments from $479.8 million to $489.3 million at March 31, 2003, and from $477.2 million to $487.6 million at December 31, 2002.

     The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio’s borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facilities and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

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

ITEM 4. Controls and Procedures

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

     Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

PART II - OTHER INFORMATION

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

     On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500 plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “advertisement” from a Cox Radio radio station. The parties have entered into agreements, approved by the court, staying all proceedings while awaiting a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. The Georgia Court of Appeals vacated and remanded the third-party case on March 14, 2003 with instructions to the trial court to consider constitutional issues raised by the defendant. The plaintiffs have filed petitions for certioari in the Georgia Supreme Court seeking review of the Court of Appeals’ decision. Cox Radio intends to seek another stay of proceedings in this matter pending the denial of the petitions for certiorari in the third-party case, or, if any petition is granted, pending the outcome of further proceedings in the Georgia Supreme Court. At the present time, Cox Radio cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. Cox Radio intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

     Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description

(1) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(2) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.

Exhibit
Number	Description

(3) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(4) 4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.

(5) 4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.

(6) 4.3	—	Form of Specimen Class A common stock certificate.

99.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).

(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A12B/A filed on February 15, 2002.

(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).

(4)	Incorporated by reference to Exhibit 4.4 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 1998.

(5)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.

(6)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A12B/A dated February 15, 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

May 13, 2003	/s/ Neil O. Johnston Neil O. Johnston
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

/s/ Neil O. Johnston

Neil O. Johnston
Chief Financial Officer