Form 10-Q
period 2003-06-30
COX RADIO INC
filed 2003-08-14
CIK 1018522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Class A common stock, par value of $0.33 — 41,623,659 shares outstanding as of July 31, 2003.
Class B common stock, par value of $0.33 — 58,733,016 shares outstanding as of July 31, 2003.

COX RADIO, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month and six-month periods ended June 30, 2003. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

COX RADIO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2003	December 31, 2002

	(Amounts in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,085	$4,681
Accounts and notes receivable, less allowance for doubtful accounts of $4,691 and $4,791, respectively	88,196	86,876
Prepaid expenses and other current assets	11,012	7,567
Amounts due from Cox Enterprises	—	3,059

Total current assets	105,293	102,183
Property and equipment, net	79,277	79,304
FCC licenses and other intangible assets, net	2,028,857	2,023,525
Goodwill	46,514	46,514
Other assets	18,729	20,186

Total assets	$2,278,670	$2,271,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,573	$27,821
Accrued salaries and wages	5,010	6,449
Accrued interest	7,221	7,966
Income taxes payable	14,335	12,109
Amounts due to Cox Enterprises	10,565	—
Other current liabilities	2,430	2,083

Total current liabilities	66,134	56,428
Notes payable	574,677	614,602
Deferred income taxes	491,160	482,286
Other long term liabilities	6,744	6,907

Total liabilities	1,138,715	1,160,223

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 41,621,085 and 41,571,789 shares issued and 41,492,814 and 41,450,595 shares outstanding at June 30, 2003 and December 31, 2002, respectively	13,736	13,719
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at June 30, 2003 and December 31, 2002	19,382	19,382
Additional paid-in capital	625,099	624,049
Accumulated other comprehensive loss, net of tax	(2,965)	(3,082)
Retained earnings	486,549	459,104

	1,141,801	1,113,172
Less: Class A common stock held in treasury (128,271 and 121,194 shares at cost, at June 30, 2003 and December 31, 2002, respectively)	(1,846)	(1,683)

Total shareholders’ equity	1,139,955	1,111,489

Total liabilities and shareholders’ equity	$2,278,670	$2,271,712

See notes to unaudited consolidated financial statements.

COX RADIO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues:
Local	$83,020	$84,396	$149,959	$147,295
National	26,010	24,109	45,268	42,118
Other	6,216	5,405	11,588	10,527

Total revenues	115,246	113,910	206,815	199,940
Operating expenses:
Cost of services (exclusive of depreciation shown separately below)	25,434	25,092	46,654	44,958
Selling, general and administrative	43,296	42,630	81,506	78,745
Corporate general and administrative	4,400	4,365	8,635	8,466
Depreciation	2,977	3,028	5,921	6,030
Amortization	29	29	59	59
Loss (gain) on sales of assets	29	18	28	375
Loss (gain) on sales of radio stations	—	(49)	—	102

Operating income	39,081	38,797	64,012	61,205

Other income (expense):
Interest income	1	1	2	9
Interest expense	(8,877)	(10,049)	(18,053)	(20,238)
Other — net	(115)	(119)	(239)	(237)

Income before income taxes and cumulative effect of accounting change	30,090	28,630	45,722	40,739

Current income tax expense	6,143	5,000	9,487	7,053
Deferred income tax expense	5,879	6,152	8,790	8,888

Total income tax expense	12,022	11,152	18,277	15,941

Income before cumulative effect of accounting change	18,068	17,478	27,445	24,798
Cumulative effect of accounting change, net of tax	—	—	—	(13,934)

Net income	$18,068	$17,478	$27,445	$10,864

Basic net income per share
Income before cumulative effect of accounting change	$0.18	$0.17	$0.27	$0.25
Cumulative effect of accounting change	—	—	—	(0.14)

Net income per common share	$0.18	$0.17	$0.27	$0.11

Diluted net income per share
Income before cumulative effect of accounting change	$0.18	$0.17	$0.27	$0.25
Cumulative effect of accounting change	—	—	—	(0.14)

Net income per common share	$0.18	$0.17	$0.27	$0.11

Weighted average basic common shares outstanding	100,217	100,235	100,208	100,137

Weighted average diluted common shares outstanding	100,622	100,862	100,598	100,680

See notes to unaudited consolidated financial statements.

COX RADIO, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A		Class B
	Common Stock		Common Stock		Additional
Paid-in
	Shares	Amount	Shares	Amount	Capital

(Amounts in thousands)
Balance at December 31, 2002	41,572	$13,719	58,733	$19,382	$624,049

Comprehensive income:
Net income	—	—	—	—	—
Unrealized gain on interest rate swaps	—	—	—	—	—
Reclassification to earnings of transition adjustments	—	—	—	—	—
Comprehensive income
Repurchase of Class A common stock	—	—	—	—	—
Issuance of Class A common stock related to incentive plans including tax benefit of $396	51	17	—	—	1,050

Balance at June 30, 2003	41,623	$13,736	58,733	$19,382	$625,099

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other		Treasury Stock
	Comprehensive	Retained
	Loss	Earnings	Shares	Amount	Total

	(Amounts in thousands)
Balance at December 31, 2002	$(3,082)	$459,104	121	$(1,683)	$1,111,489

Comprehensive income:
Net income	—	27,445	—	—	27,445
Unrealized gain on interest rate swaps	58	—	—	—	58
Reclassification to earnings of transition adjustments	59	—	—	—	59

Comprehensive income					27,562

Repurchase of Class A common stock	—	—	7	(163)	(163)
Issuance of Class A common stock related to incentive plans including tax benefit of $396	—	—	—	—	1,067

Balance at June 30, 2003	$(2,965)	$486,549	128	$(1,846)	$1,139,955

See notes to unaudited consolidated financial statements.

COX RADIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

	(Amounts in thousands)
Cash flows from operating activities:
Net income	$27,445	$10,864
Items not requiring cash:
Depreciation	5,921	6,030
Amortization	59	59
Deferred income taxes	8,790	8,888
Tax benefit from exercise of stock options	396	1,996
Loss on sales of assets	28	375
Loss on sales of radio stations	—	102
Cumulative effect of accounting change, net of tax	—	13,934
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Increase in accounts receivable	(1,320)	(9,167)
(Decrease) increase in accounts payable and accrued expenses	(1,998)	2,270
Decrease in accrued salaries and wages	(1,439)	(235)
Decrease in accrued interest	(745)	(22)
Increase in income taxes payable	2,226	2,970
Other, net	(2,400)	2,164

Net cash provided by operating activities	36,963	40,228

Cash flows from investing activities:
Capital expenditures	(5,940)	(6,167)
Acquisitions and related expenses, net of cash acquired	(116)	(365)
Decrease in other long-term assets	371	102
Proceeds from sales of assets	12	9
Investment in signal upgrades	(4,703)	(4,178)
Proceeds from sales of radio stations	—	487

Net cash used in investing activities	(10,376)	(10,112)

Cash flows from financing activities:
Net borrowings (payments) of revolving credit facilities	60,075	(44,924)
Repayment of 6.25% notes	(100,000)	—
Proceeds from stock options exercised	671	3,279
Increase in book overdrafts	820	1,067
Repurchase of Class A common stock	(163)	(28)
Payment of debt issuance costs	(210)	(113)
Increase in amounts due from/to Cox Enterprises, Inc.	13,624	11,275

Net cash used in financing activities	(25,183)	(29,444)

Net increase in cash and cash equivalents	1,404	672
Cash and cash equivalents at beginning of period	4,681	7,961

Cash and cash equivalents at end of period	$6,085	$8,633

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,798	$20,260
Income taxes	6,866	2,087

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

     The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other period.

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

Advertising Expenses

     Advertising expenses are expensed as incurred. Advertising expenses for the three-month and six-month periods ended June 30, 2003 were $3.7 million and $4.9 million, respectively. Advertising expenses for the three-month and six-month periods ended June 30, 2002 were $3.1 million and $3.7 million, respectively.

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

Web Site Development Costs

     Web site development activities include planning, design and development of graphics and content for new web sites and operation of existing sites. Cox Radio accounts for costs associated with such activities in accordance with the Emerging Issues Task Force Issue (EITF) No. 00-2, “Accounting for Web Site Development Costs.” Under this guidance, costs incurred that involve providing additional functions and features to the web site are capitalized. Costs associated with the planning phase, as well as the maintaining of the web site, are expensed as incurred. In addition, costs associated with content development and training are also expensed as incurred. Capitalized costs are generally amortized over two years.

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

Other Assets

     Other assets consist primarily of external costs incurred to facilitate signal upgrades, which enhance the value of Cox Radio’s FCC licenses. Upon completion of each signal upgrade, Cox Radio reclassifies the applicable amount to FCC licenses. During the first quarter of 2003, Cox Radio completed a signal upgrade at WBHK-FM in Birmingham, Alabama, and reclassified $5.4 million from other assets to FCC licenses. No signal upgrades were completed in the three-month period ended June 30, 2003.

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

Incentive Compensation Plans

     Cox Radio accounts for stock compensation in accordance with the requirements of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires disclosure of the pro forma effects on net income and earnings per share as if Cox Radio had adopted the fair value recognition provisions of SFAS No. 123. Had compensation cost for the Long-Term Incentive Plan and the Employee Stock Purchase Plans (ESPP) been determined based on the fair value at the grant or enrollment dates in accordance with the fair value provisions of SFAS No. 123, Cox Radio’s net income and net income per share for the three-month and six-month periods ended June 30, 2003 and 2002 would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Amounts in thousands, except per share data)
Net income, as reported	$18,068	$17,478	$27,445	$10,864
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,525)	(2,255)	(4,458)	(4,528)

Pro forma net income	$15,543	$15,223	$22,987	$6,336

Earnings per share:
Basic – as reported	$0.18	$0.17	$0.27	$0.11

Basic – pro forma	$0.16	$0.15	$0.23	$0.06

Diluted – as reported	$0.18	$0.17	$0.27	$0.11

Diluted – pro forma	$0.15	$0.15	$0.23	$0.06

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

Concentration of Risk

     A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 26% and 25% of total revenues for the three-month and six-month periods, respectively, ended June 30, 2003 and 27% and 26% of total revenues for the three-month and six-month periods, respectively, ended June 30, 2002.

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, at the beginning of the third quarter of 2003. Management does not believe the adoption of this standard will have a material impact on Cox Radio’s consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB’s Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not believe the adoption of this standard will have a material impact on Cox Radio’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” in determining whether a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities (VIEs). This interpretation applies to VIEs created or obtained after January 31, 2003, and as of July 1, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management is currently in the process of evaluating the adoption of this standard; however, management does not believe that this standard will have a material impact on Cox Radio’s consolidated financial statements.

     In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement requirement of FIN 45 is effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. Cox Radio has adopted this interpretation and it will be applied prospectively to all guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on Cox Radio’s financial position, cash flows or results of operations. Cox Radio is the guarantor of certain acquisition debt of Honolulu Broadcasting, Inc. totaling $6.6 million at June 30, 2003. See Note 5 for additional information on this guarantee.

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

3.   Earnings Per Common Share and Capital Structure

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Amounts in thousands, except per share data)
Income before cumulative effect of accounting change	$18,068	$17,478	$27,445	$24,798
Cumulative effect of accounting change	—	—	—	(13,934)

Net income	$18,068	$17,478	$27,445	$10,864

Earnings per share – basic
Weighted average common shares outstanding	100,217	100,235	100,208	100,137

Income before cumulative effect of accounting change per common share – basic	$0.18	$0.17	$0.27	$0.25
Cumulative effect of accounting change per common share – basic	—	—	—	(0.14)

Net income per common share – basic	$0.18	$0.17	$0.27	$0.11

Earnings per share – diluted
Weighted average common shares outstanding	100,217	100,235	100,208	100,137
Shares issuable on exercise of dilutive options	3,548	3,548	3,548	3,548
Shares assumed to be purchased with proceeds of options	(3,184)	(3,010)	(3,198)	(3,086)
Shares issuable pursuant to Employee Stock Purchase Plan	209	271	209	271
Shares assumed to be purchased with proceeds from Employee Stock Purchase Plan	(168)	(182)	(169)	(190)

Shares applicable to earnings per share – diluted	100,622	100,862	100,598	100,680

Income before cumulative effect of accounting change per common share – diluted	$0.18	$0.17	$0.27	$0.25
Cumulative effect of accounting change per common share – diluted	—	—	—	(0.14)

Net income per common share — diluted	$0.18	$0.17	$0.27	$0.11

     The options and ESPP purchase rights excluded from the computation of net income per common share (diluted) for the three-month and six-month periods ended June 30, 2003 and 2002, because the exercise price of these options and the subscription price of these purchase rights were greater than the average market price of the Class A common stock during the three-month and six-month periods ended June 30, 2003 and 2002, are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Amounts in thousands)
Options and ESPP purchase rights outstanding	2,287	766	2,287	766

4.   Acquisitions and Dispositions of Businesses

     Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements.

     During the three-month and six-month periods ended June 30, 2003 and through July 31, 2003, Cox Radio did not enter into or consummate any acquisitions or dispositions. During the three-month and six-month periods ended June 30, 2002, Cox Radio did not enter into or consummate any significant acquisitions or dispositions.

5.   Long-Term Debt, Commitments and Contingencies

     Cox Radio’s outstanding debt for the periods presented consists of the following:

	June 30, 2003	December 31, 2002

	(Amounts in thousands)
6.25% notes payable, paid in May 2003 (1)	$—	$99,998
6.375% notes payable, due in May 2005 (2)	99,922	99,902
6.625% notes payable, due in February 2006 (3)	249,755	249,702
Revolving credit facility	225,000	165,000

Total	$574,677	$614,602

(1)	At December 31, 2002, the estimated aggregate fair value of the 6.25% notes was approximately $101.4 million based on quoted market prices. In May 2003, Cox Radio repaid the $100.0 million principal amount of the 6.25% notes at maturity using funds from the five-year revolving credit facility.

(2)	At June 30, 2003 and December 31, 2002, the estimated aggregate fair value of the 6.375% notes was approximately $107.8 million and $106.5 million, respectively, based on quoted market prices.

(3)	At June 30, 2003 and December 31, 2002, the estimated fair value of these notes was approximately $276.3 million and $269.3 million, respectively, based on quoted market prices.

     On June 30, 2000, Cox Radio entered into a $350 million, five-year senior unsecured revolving credit facility. On June 27, 2003, Cox Radio renewed its existing $150 million 364-day senior unsecured revolving credit facility. The interest rate for both the 364-day facility and the five-year facility is, at Cox Radio’s option: the greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt. Under the new 364-day facility, Cox Radio may also choose an interest rate based on the federal funds rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt and certain financial covenants. The 364-day facility also provides for a letter of credit facility. The facilities include commitment fees on the unused portion of the total amount available of 0.09% to 0.25% based on the credit ratings of Cox Radio’s senior long-term debt. Each facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within each credit facility. At June 30, 2003, Cox Radio was in compliance with these covenants. Cox Radio’s credit facilities contain events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facilities. At June 30, 2003, Cox Radio had $225 million of outstanding indebtedness under the five-year facility with $125 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 1.935% at June 30, 2003. At December 31, 2002, Cox Radio had approximately $165 million of outstanding indebtedness under the five-year facility with $185 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 2.1% at December 31, 2002. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 6 for a discussion of Cox Radio’s interest rate swap agreements.

     Cox Radio has an effective universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. At June 30, 2003 and December 31, 2002, $244.8 million was available under the universal shelf registration statement.

     Cox Radio also has various commitments under the following types of contracts: capitalized and operating leases; long-term debt; sports programming; on-air personalities and certain other operating contracts with aggregate minimum annual commitments as of June 30, 2003 as follows:

	Payments Due by Period

		July 1, to
		December 31,
	Total	2003	2004	2005	2006	2007	After 2007

	(Amounts in thousands)
Leases (1)	$39,745	$2,817	$5,169	$5,049	$4,629	$3,763	$18,318
Long-term debt (2)	575,000	—	—	325,000	250,000	—	—
Sports programming and on-air personalities	44,591	13,192	20,865	5,839	3,595	1,100	—
Other operating contracts	951	161	158	158	158	158	158

Total	$660,287	$16,170	$26,192	$336,046	$258,382	$5,021	$18,476

(1)	Cox Radio has long-term capitalized and non-cancelable operating lease commitments for studio and office facilities, studio and general office equipment and transmitter and antenna sites.

(2)	Cox Radio’s failure to comply with its financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its revolving five-year credit facility could result in the acceleration of the maturity of its outstanding indebtedness. At June 30, 2003, Cox Radio had $225 million of outstanding indebtedness under the revolving five-year credit facility. See above discussion of Cox Radio’s outstanding debt in this Note.

     At June 30, 2003, Cox Radio was the guarantor of certain senior debt of Honolulu Broadcasting, Inc. totaling $6.6 million. Honolulu Broadcasting owns KGMZ-FM, serving Honolulu, Hawaii. This debt consists of a one-year renewable term loan secured by the assets of KGMZ-FM, the proceeds of which were used by Honolulu Broadcasting to finance the purchase of this station. Cox Radio provides sales and marketing services under a JSA to this station pursuant to which Cox Radio sells advertising on the station, which it records as revenues, provides marketing services for the station, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt. In addition, Cox Radio believes that the fair value of KGMZ-FM exceeds the liabilities of Honolulu Broadcasting, including the outstanding renewable term loan. As a result, Cox Radio considers the risk of loss related to this guarantee to be remote at this time. In February 2001, Cox Radio also entered into a JSA agreement with Honolulu Broadcasting to provide sales and marketing services for WARV-FM, serving Richmond, Virginia, and simultaneously guaranteed Honolulu Broadcasting’s financing for the acquisition of this station. During February 2003, Honolulu Broadcasting sold WARV-FM, terminating the related JSA, and repaid the related indebtedness of $1.0 million. This reduced the collective amount of Cox Radio’s guarantee from $7.6 million to $6.6 million.

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

     On October 11, 2000, Cox Radio and its controlling shareholder, Cox Broadcasting, Inc., were sued in Georgia federal court by broadcast station broker Force Communications, for alleged breach of contract and other theories involving a failure to pay the broker a commission allegedly due on two transactions. The suit sought contract damages in excess of $5 million plus interest, costs, expenses and attorneys’ fees. Following completion of discovery, the parties filed cross-motions for summary judgment and on July 1, 2002, the court granted defendants’ motion for summary judgment and denied Force Communications’ cross-motion for partial summary judgment. On July 5, 2002, the court entered judgment in favor of Cox Radio and Cox Broadcasting, Inc. on all counts. On July 31, 2002, Force Communications filed a notice of appeal to the United States Court of Appeals for the 11th Circuit from the order entering summary judgment in favor of Cox Radio and Cox Broadcasting, Inc. and from the entry of judgment. Force Communications, Cox Radio and Cox Broadcasting, Inc. agreed on January 23, 2003 to resolve this matter through binding arbitration. Pursuant to that agreement, on June 25, 2003, the arbitrator issued an award of $1.2 million to Force Communications. Cox Radio previously accrued $1.6 million for the resolution of this matter. Following payment of that award, on July 23, 2003, the 11th Circuit dismissed the appeal with prejudice pursuant to the parties’ joint motion. The variance of $0.4 million was recorded as a reduction in corporate general and administrative expenses during the three-month and six-month periods ended June 30, 2003.

     On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500, plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “unsolicited advertisement” from a Cox Radio radio station. The parties have entered into agreements, approved by the court, staying all proceedings while awaiting a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. The Georgia Court of Appeals vacated and remanded the third-party case on March 14, 2003 with instructions to the trial court to consider constitutional issues raised by the defendant. The parties subsequently entered into an another agreement, approved by the court, staying proceedings pending the resolution of petitions for certiorari filed by plaintiffs in the third-party case in the Georgia Supreme Court. Those petitions were denied on July 14, 2003, and the stay in the Cox Radio action will be lifted on August 13, 2003. On July 3, 2003, the FCC issued a Report and Order holding, among other things, that pre-recorded telephone messages by broadcasters made for the purpose of inviting consumers to listen to a free broadcast are not “unsolicited advertisements” prohibited by the TCPA. On July 28, 2003, Cox Radio requested that the plaintiffs voluntarily dismiss their claims in light of the FCC’s Report and Order. Cox Radio intends to defend this action vigorously if the plaintiffs do not agree voluntarily to dismiss their claims. At the present time, Cox Radio cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. The outcome of this matter cannot be predicted at this time.

     Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

6.   Derivative Instruments and Hedging Activities

     Cox Radio is exposed to fluctuations in interest rates. Cox Radio actively monitors these fluctuations and uses derivative instruments from time to time to manage such risk. In accordance with its risk management strategy, Cox Radio uses derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction or probable forecasted transaction that is identified by management. Cox Radio’s use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings.

     Cox Radio had two interest rate swap agreements outstanding as of June 30, 2003, each of which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are a diverse group of major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties.

     Under SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the accounting for changes in the fair values of derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. Cox Radio’s two interest rate swap agreements qualify as cash flow hedges.

     During the three-month and six-month periods ended June 30, 2003 and 2002, there was no ineffective portion related to the changes in fair values of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. For the six-month period ended June 30, 2003, approximately $102,000, before related income tax effects of approximately $44,000, was reclassified into earnings as interest expense. The balance of $3.0 million recorded in accumulated other comprehensive loss at June 30, 2003 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending June 30, 2004 is approximately $1.9 million, before related income tax effects of approximately $0.7 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

     At June 30, 2003, $50 million notional principal amount of the interest rate swap agreements was outstanding at an average annual fixed rate of 6.3% and an average remaining maturity of three years. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable of $5.7 million and $5.8 million at June 30, 2003 and December 31, 2002, respectively. The fair value of the swap agreements at June 30, 2003 was included in other long-term liabilities based on the maturity dates of the swaps.

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

     The following table reflects the components of intangible assets for the periods indicated:

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

	(Amounts in thousands)
June 30, 2003
FCC licenses and other intangible assets, net	$2,029,299	$442	$2,028,857
Goodwill	46,514	—	46,514

December 31, 2002
FCC licenses and other intangible assets, net	2,023,908	383	2,023,525
Goodwill	46,514	—	46,514

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

Acquisitions and Dispositions

     Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by us under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements.

     During the three-month and six-month periods ended June 30, 2003 and through July 31, 2003, Cox Radio did not enter into or consummate any acquisitions or dispositions. During the three-month and six-month periods ended June 30, 2002, Cox Radio did not enter into or consummate any significant acquisitions or dispositions.

Results of Operations

     Cox Radio’s results of operations represent the operations of the radio stations owned or operated by Cox Radio, or for which it provides sales and marketing services, during the applicable periods. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report.

Three months ended June 30, 2003 compared to three months ended June 30, 2002

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Net revenues:
Local	$83,020	$84,396	$(1,376)	(1.6%)
National	26,010	24,109	1,901	7.9%
Other	6,216	5,405	811	15.0%

Total net revenues	$115,246	$113,910	$1,336	1.2%

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

     Net revenues for the second quarter of 2003 increased $1.3 million to $115.2 million, a 1.2% increase compared to the second quarter of 2002. National revenues improved in the second quarter of 2003, increasing 7.9% over the second quarter of 2002, and local revenues decreased 1.6% over the second quarter of 2002. Overall growth in revenues was primarily a result of the focus on our core strategy, which includes managing our inventories, maintaining our competitive rates and the successful execution of our consultative selling strategy.

     During second quarter of 2003, 11 of our 18 clusters delivered revenue growth that either matched or outpaced their respective markets as reported in the Miller Kaplan Market Revenue Reports. The leaders were Louisville, Long Island, Honolulu, Greenville-Spartanburg, Tampa, Orlando, Houston and Dayton. These increases in revenues were partially offset by decreases in Southern Connecticut, Birmingham, Tulsa and Atlanta. During the second quarter of 2003, revenues at WFOX-FM in Atlanta decreased $1.1 million compared to the second quarter of 2002. In February 2003, in order to increase audience share, WFOX-FM was reformatted to an urban contemporary format in response to the changing preferences of its targeted audience in the Atlanta market. Excluding WFOX-FM, net revenues in Atlanta were flat, as compared to the total market’s revenue performance, which was down 1% for the second quarter of 2003. As a result of this format change, we anticipate higher marketing and promotion expense and lower net revenues at this station for the current year as we educate the market about the new format and realign advertisers for the new target audience.

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Cost of services (exclusive of depreciation shown separately below)	$25,434	$25,092	$342	1.4%

     Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services for the second quarter of 2003 increased $0.3 million to $25.4 million, an increase of 1.4% compared to the second quarter of 2002, primarily due to an increase in sports programming costs in Atlanta.

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Selling, general and administrative expenses	$43,296	$42,630	$666	1.6%

     Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased approximately $0.7 million in the second quarter of 2003 compared to the second quarter of 2002 due to increased promotional spending offset by a reduction in sales costs as a result of a change in the sales compensation structure in Atlanta and Southern Connecticut.

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Corporate general and administrative expenses	$4,400	$4,365	$35	0.8%
Depreciation	2,977	3,028	(51)	(1.7)%
Amortization	29	29	—	—
Loss on sales of assets	29	18	11	61.1%
Gain on sales of radio stations	—	(49)	49	(100.0)%

     The change in corporate general and administrative expenses can be attributed to savings related to creating an in-house research department during 2002 and the reversal of an accrual as a result of the settlement of the Force Communications litigation, offset by increased professional fees related to the documentation of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. There were no significant changes in depreciation, amortization or loss on sales of assets. There were no gains on sales of radio stations during the second quarter of 2003.

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Operating income	$39,081	$38,797	$284	0.7%

     Operating income for the second quarter of 2003 increased $0.3 million to $39.1 million. This was primarily as a result of an increase in net revenues and operating expenses, as discussed above.

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Interest expense	$8,877	$10,049	$(1,172)	(11.7)%

     Interest expense during the second quarter of 2003 totaled $8.9 million, as compared to $10.0 million for the second quarter of 2002, as a result of lower overall outstanding debt, primarily due to the repayment of the $100.0 million principal amount of our 6.25% notes at maturity, as well as a decrease in the interest rate on Cox Radio’s outstanding unhedged floating rate debt.

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Income taxes:
Current	$6,143	$5,000	$1,143	22.9%
Deferred	5,879	6,152	(273)	(4.4)%

Total income taxes	$12,022	$11,152	$870	7.8%

     Income taxes increased approximately $0.9 million to $12.0 million in the second quarter of 2003 compared to $11.2 million in the second quarter of 2002, primarily as a result of increased earnings in 2003. The effective tax rates for the second quarter of 2003 and 2002 were 40.0% and 39.0%, respectively.

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Net income	$18,068	$17,478	$590	3.4%

     Net income for the second quarter of 2003 was $18.1 million compared to $17.5 million for the second quarter of 2002. This increase is primarily a result of the increase in operating income in the second quarter of 2003, as discussed above.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Net revenues:
Local	$149,959	$147,295	$2,664	1.8%
National	45,268	42,118	3,150	7.5%
Other	11,588	10,527	1,061	10.1%

Total net revenues	$206,815	$199,940	$6,875	3.4%

     Net revenues for the six months ended June 30, 2003 increased $6.9 million to $206.8 million, a 3.4% increase compared to the six months ended June 30, 2002. Both local and national revenues improved in the first six months of 2003, with local revenues increasing 1.8% and national revenues increasing 7.5% over the first six months of 2002. Overall growth in revenues was primarily a result of the focus on our core strategy, which includes managing our inventories, maintaining our competitive rates and the successful execution of our consultative selling strategy.

     During the six months ended June 30, 2003, 14 of our 18 clusters delivered revenue growth that either matched or outpaced their respective markets as reported in the Miller Kaplan Market Revenue Reports. The leaders were Louisville, Greenville-Spartanburg, Honolulu, Long Island, Houston, Jacksonville and Tampa. These increases in revenues were partially offset by decreases in Southern Connecticut, Birmingham, Tulsa and Atlanta. During the first six months of 2003, revenues at WFOX-FM in Atlanta decreased $2.2 million compared to the first six months of 2002. In February 2003, in order to increase audience share, WFOX-FM was reformatted to an urban contemporary format in response to the changing preferences of its targeted audience in the Atlanta market. Excluding WFOX-FM, net revenues in Atlanta were up 3% for the first six months of 2003. As a result of this format change, we anticipate higher marketing and promotion expense and lower net revenues at this station for the current year as we educate the market about the new format and realign advertisers for the new target audience.

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Cost of services (exclusive of depreciation shown separately below)	$46,654	$44,958	$1,696	3.8%

     Cost of services for the six months ended June 30, 2003 increased $1.7 million to $46.7 million, an increase of 3.8% compared to the six months ended June 30, 2002. The most significant increase was in Atlanta, which increased approximately $1.5 million, and consisted primarily of higher sports programming costs and severance related to the WFOX-FM formatting change. In addition, syndicated programming expenses increased as a result of new programming.

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Selling, general and administrative expenses	$81,506	$78,745	$2,761	3.5%

     Selling, general and administrative expenses increased $2.8 million in the fist six months of 2003 compared to the first six months of 2002. Promotional expenses increased mainly due to increased promotional spending to maintain our competitive advantage. General and administrative expenses increased mostly due to additional compensation expenses. Selling expenses increased largely as a result of increased compensation costs, including higher sales commissions directly related to increased revenues offset by a decrease in sales costs due to a change in the sales compensation structure in Atlanta and Southern Connecticut.

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Corporate general and administrative expenses	$8,635	$8,466	$169	2.0
Depreciation	5,921	6,030	(109)	(1.8)%
Amortization	59	59	—	—
Loss on sales of assets	28	375	(347)	(92.5)%
Loss on sales of radio stations	—	102	(102)	(100.0)%

     The change in corporate general and administrative expenses can be attributed to savings related to creating an in-house research department during 2002 and the reversal of an accrual as a result of the settlement of the Force Communications litigation, offset by increased professional fees related to the documentation of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. There were no significant changes in depreciation, amortization or loss on sales of assets. There were no gains on sales of radio stations during the first six months of 2003.

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Operating income	$64,012	$61,205	$2,807	4.6%

     Operating income for the six months ended June 30, 2003 increased $2.8 million to $64.0 million. This was primarily as a result of an increase in net revenues and operating expenses as discussed above.

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Interest expense	$18,053	$20,238	$(2,185)	(10.8)%

     Interest expense during the six months ended June 30, 2003 totaled $18.1 million, as compared to $20.2 million for the six months ended June 30, 2002, as a result of lower overall outstanding debt, primarily due to the repayment of the $100.0 million principal amount of our 6.25% notes at maturity, as well as a decrease in the interest rate on Cox Radio’s outstanding unhedged floating rate debt.

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Income taxes:
Current	$9,487	$7,053	$2,434	34.5%
Deferred	8,790	8,888	(98)	(1.1)%

Total income taxes	$18,277	$15,941	$2,336	14.7%

     Income taxes increased to $18.3 million in the six months ended June 30, 2003 compared to $15.9 million in the six months ended June 30, 2002, primarily as a result of increased earnings in 2003. The effective tax rates for the first six months of 2003 and 2002 were 40.0% and 39.1%, respectively.

	June 30, 2003	June 30, 2002	$ Change	% Change

	(Amounts in thousands)
Net income (loss)	$27,445	$10,864	$16,581	152.6%

     Net income for the six months ended June 30, 2003 was $27.4 million compared to $10.9 million for the six months ended June 30, 2002. This increase is primarily a result of a $13.9 million after-tax loss related to the cumulative effect of an accounting change as a result of adopting SFAS No. 142 in the first quarter of 2002, coupled with the increase in operating income in the first six months of 2003, as discussed above.

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

     Cox Radio has an effective universal shelf registration statement under which it may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts. At June 30, 2003 and December 31, 2002, $244.8 million was available under the universal shelf registration statement.

     In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Our borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days, and accrue interest at Cox Enterprises’ current commercial paper borrowing rate plus 40 basis points. Cox Enterprises continues to perform day-to-day cash management services for us. Cox Radio owed Cox Enterprises approximately $10.6 million at June 30, 2003, and Cox Enterprises owed Cox Radio approximately $3.1 million at December 31, 2002.

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

      Debt Service

     On June 30, 2000, Cox Radio entered into a $350 million, five-year senior unsecured revolving credit facility. On June 27, 2003, Cox Radio renewed its existing $150 million 364-day senior unsecured revolving credit facility. The interest rate for both the 364-day facility and the five-year facility is, at Cox Radio’s option: the greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt. Under the new 364-day facility, Cox Radio may also choose an interest rate based on the federal funds rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt and certain financial covenants. The 364-day facility also provides for a letter of credit facility. The facilities include commitment fees on the unused portion of the total amount available of 0.09% to 0.25% based on the credit ratings of Cox Radio’s senior long-term debt. Each facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within each credit facility. At June 30, 2003, Cox Radio was in compliance with these covenants. Cox Radio’s credit facilities contain events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facilities. At June 30, 2003, Cox Radio had $225 million of outstanding indebtedness under the five-year facility with $125 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 1.935% at June 30, 2003. At December 31, 2002, Cox Radio had approximately $165 million of outstanding indebtedness under the five-year facility with $185 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 2.1% at December 31, 2002. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 6 to the consolidated financial statements for a discussion of Cox Radio’s interest rate swap agreements.

     In May 2003, the $100 million principal amount of the 6.25% notes was repaid using funds from the five-year revolving credit facility. Cox Radio currently has $250 million in outstanding debt securities, as described below (dollar amounts in thousands):

Principal Amount	Interest Rate	Maturity

$100,000 (1)	6.375%	May 2005
$250,000 (2)	6.625%	February 2006

(1)	At June 30, 2003 and December 31, 2002, the estimated aggregate fair value of the 6.375% notes was approximately $107.8 million and $106.5 million, respectively, based on quoted market prices.

(2)	At June 30, 2003 and December 31, 2002, the estimated fair value of these notes was approximately $276.3 million and $269.3 million, respectively, based on quoted market prices.

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

     At June 30, 2003, Cox Radio was the guarantor of certain senior debt of Honolulu Broadcasting, Inc. totaling $6.6 million. Honolulu Broadcasting owns KGMZ-FM, serving Honolulu, Hawaii. This debt consists of a one-year renewable term loan secured by the assets of KGMZ-FM, the proceeds of which were used by Honolulu Broadcasting to finance the purchase of this station. Cox Radio provides sales and marketing services under a JSA to this station pursuant to which Cox Radio sells advertising on the station, which it records as revenues, provides marketing services for the station, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt. In addition, Cox Radio believes that the fair value of KGMZ-FM exceeds the liabilities of Honolulu Broadcasting, including the outstanding renewable term loan. As a result, Cox Radio considers the risk of loss related to this guarantee to be remote at this time. In February 2001, Cox Radio also entered into a JSA agreement with Honolulu Broadcasting to provide sales and marketing services for WARV-FM, serving Richmond, Virginia, and simultaneously guaranteed Honolulu Broadcasting’s financing for the acquisition of this station. During February 2003, Honolulu Broadcasting sold WARV-FM, terminating the related JSA, and repaid the related indebtedness of $1.0 million. This reduced the collective amount of Cox Radio’s guarantee from $7.6 million to $6.6 million.

Summary Disclosures about Contractual Obligations

     Cox Radio also has various commitments under the following types of contracts: capitalized and operating leases; long-term debt; sports programming; on-air personalities and certain other operating contracts with aggregate minimum annual commitments as of June 30, 2003 as follows:

	Payments Due by Period

		July 1, to
		December 31,
	Total	2003	2004	2005	2006	2007	After 2007

			(Amounts in thousands)
Leases (1)	$39,745	$2,817	$5,169	$5,049	$4,629	$3,763	$18,318
Long-term debt (2)	575,000	—	—	325,000	250,000	—	—
Sports programming and on-air personalities	44,591	13,192	20,865	5,839	3,595	1,100	—
Other operating contracts	951	161	158	158	158	158	158

Total	$660,287	$16,170	$26,192	$336,046	$258,382	$5,021	$18,476

(1)	Cox Radio has long-term capitalized and non-cancelable operating lease commitments for studio and office facilities, studio and general office equipment and transmitter and antenna sites.

(2)	Cox Radio’s failure to comply with its financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its revolving five-year credit facility could result in the acceleration of the maturity of its outstanding indebtedness. At June 30, 2003, Cox Radio had $225 million of outstanding indebtedness under the revolving five-year credit facility. See “Debt Service” above for discussion of Cox Radio’s revolving credit facilities.

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

     Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $50 million in notional principal amount of debt for fixed interest rates. These agreements have an average annual fixed rate of 6.3% and an average remaining maturity of 3 years. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 6 to the consolidated financial statements included herein. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, Cox Radio does not anticipate nonperformance by such counterparties, and no material loss would be expected in the event of the counterparties’ nonperformance. The estimated fair value of the swap agreements, based on current market rates, approximated a net payable of $5.7 million and $5.8 million at June 30, 2003 and December 31, 2002, respectively. The fair value of the swap agreements at June 30, 2003 was included in other long-term liabilities based on the maturity dates of the swaps.

     The determination of the estimated fair value of Cox Radio’s fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of the fixed-rate debt instruments at June 30, 2003 was $384.1 million, compared to a carrying amount of $349.7 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2002 was $477.2 million, compared to a carrying amount of $449.6 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of the fixed-rate debt instruments from $384.1 million to $392.8 million at June 30, 2003, and from $477.2 million to $487.6 million at December 31, 2002.

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

ITEM 4.   Controls and Procedures

     The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2003, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in Cox Radio’s internal control over financial reporting during the period covered by this report that materially affected, or were reasonably likely to materially affect, Cox Radio’s internal control over financial reporting.

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

     On October 11, 2000, Cox Radio and its controlling shareholder, Cox Broadcasting, Inc., were sued in Georgia federal court by broadcast station broker Force Communications, for alleged breach of contract and other theories involving a failure to pay the broker a commission allegedly due on two transactions. The suit sought contract damages in excess of $5 million plus interest, costs, expenses and attorneys’ fees. Following completion of discovery, the parties filed cross-motions for summary judgment and on July 1, 2002, the court granted defendants’ motion for summary judgment and denied Force Communications’ cross-motion for partial summary judgment. On July 5, 2002, the court entered judgment in favor of Cox Radio and Cox Broadcasting, Inc. on all counts. On July 31, 2002, Force Communications filed a notice of appeal to the United States Court of Appeals for the 11th Circuit from the order entering summary judgment in favor of Cox Radio and Cox Broadcasting, Inc. and from the entry of judgment. Force Communications, Cox Radio and Cox Broadcasting, Inc. agreed on January 23, 2003 to resolve this matter through binding arbitration. Pursuant to that agreement, on June 25, 2003, the arbitrator issued an award of $1.2 million to Force Communications. Cox Radio previously accrued $1.6 million for the resolution of this matter. Following payment of that award, on July 23, 2003, the 11th Circuit dismissed the appeal with prejudice pursuant to the parties’ joint motion. The variance of $0.4 million was recorded as a reduction in corporate general and administrative expenses during the three-month and six-month periods ended June 30, 2003.

     On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act. The complaint seeks statutory damages in the amount of $1,500, plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “unsolicited advertisement” from a Cox Radio radio station. The parties have entered into agreements, approved by the court, staying all proceedings while awaiting a ruling by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. The Georgia Court of Appeals vacated and remanded the third-party case on March 14, 2003 with instructions to the trial court to consider constitutional issues raised by the defendant. The parties subsequently entered into an another agreement, approved by the court, staying proceedings pending the resolution of petitions for certiorari filed by plaintiffs in the third-party case in the Georgia Supreme Court. Those petitions were denied on July 14, 2003, and the stay in the Cox Radio action will be lifted on August 13, 2003. On July 3, 2003, the FCC issued a Report and Order holding, among other things, that pre-recorded telephone messages by broadcasters made for the purpose of inviting consumers to listen to a free broadcast are not “unsolicited advertisements” prohibited by the TCPA. On July 28, 2003, Cox Radio requested that the plaintiffs voluntarily dismiss their claims in light of the FCC’s Report and Order. Cox Radio intends to defend this action vigorously if the plaintiffs do not agree voluntarily to dismiss their claims. At the present time, Cox Radio cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. The outcome of this matter cannot be predicted at this time.

     Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

ITEM 4.   Submission Of Matters To A Vote Of Security Holders

     Cox Radio held its Annual Meeting of Stockholders on May 6, 2003. The one matter voted upon at the meeting was the election of a Board of Directors of eight members to serve until the 2004 Annual Meeting or until there successors are duly elected and qualified.

     The following directors were elected and they received the votes indicated:

Nominee	Votes in Favor	Votes Withheld

James C. Kennedy	621,376,876	3,972,469
G. Dennis Berry	621,228,526	4,120,819
Ernest D. Fears, Jr.*	624,436,941	912,404
Richard A. Ferguson	621,228,526	4,120,819
Paul M. Hughes	624,434,541	914,804
Marc W. Morgan	621,372,492	3,976,853
Robert F. Neil	621,372,492	3,976,853
Nicholas D. Trigony	620,824,767	4,524,578

* Mr. Fears died in July 2003.

ITEM 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Listed below are the exhibits, which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number		Description

(1) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.
(2) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.
(3) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.
(4) 4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.
(5) 4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.
(6) 4.3	—	Form of Specimen Class A common stock certificate.
10.1	—	Amended and Restated 364-Day Credit Agreement dated as of June 27, 2003 among Cox Radio, Inc., the banks party thereto, JPMorgan Chase Bank, as Administrative Agent, and Wachovia Bank, National Association and Bank of America, N.A. as Co-Syndication Agents.
31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
(7) 32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).

(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A12B/A filed on February 15, 2002.

(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).

(4)	Incorporated by reference to Exhibit 4.4 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 1998.

(5)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.

(6)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A12B/A dated February 15, 2002.

(7)	Furnished pursuant to Commission Release No. 34-47986.

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

August 14, 2003	/s/ Neil O. Johnston Neil O. Johnston Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)