Form 10-Q
period 2003-09-30
COX RADIO INC
filed 2003-11-12
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Class A common stock, par value of $0.33 - 41,678,042 shares outstanding as of October 31, 2003.

Class B common stock, par value of $0.33 - 58,733,016 shares outstanding as of October 31, 2003.

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month and nine-month periods ended September 30, 2003. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,206	$4,681
Accounts and notes receivable, less allowance for doubtful accounts of $4,631 and $4,791, respectively	86,497	86,876
Prepaid expenses and other current assets	9,203	7,567
Amounts due from Cox Enterprises.	—	3,059

Total current assets	102,906	102,183
Property and equipment, net	79,308	79,304
FCC licenses and other intangible assets, net	2,028,827	2,023,525
Goodwill	46,318	46,514
Other assets	18,604	20,186

Total assets	$2,275,963	$2,271,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,790	$27,821
Accrued salaries and wages	4,797	6,449
Accrued interest	4,690	7,966
Income taxes payable	16,431	12,109
Amounts due to Cox Enterprises.	2,239	—
Other current liabilities	3,618	2,083

Total current liabilities	58,565	56,428
Notes payable	554,710	614,602
Deferred income taxes	497,977	482,286
Other long term liabilities	5,237	6,907

Total liabilities	1,116,489	1,160,223

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 41,670,468 and 41,571,789 shares issued and 41,542,197 and 41,450,595 shares outstanding at September 30, 2003 and December 31, 2002, respectively	13,752	13,719
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at September 30, 2003 and December 31, 2002	19,382	19,382
Additional paid-in capital	625,564	624,049
Accumulated other comprehensive loss, net of tax	(2,372)	(3,082)
Retained earnings	504,994	459,104

	1,161,320	1,113,172
Less: Class A common stock held in treasury (128,271 and 121,194 shares at cost, at September 30, 2003 and December 31, 2002, respectively)	(1,846)	(1,683)

Total shareholders’ equity	1,159,474	1,111,489

Total liabilities and shareholders’ equity	$2,275,963	$2,271,712

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues:
Local	$78,707	$82,377	$228,666	$229,672
National	26,224	23,792	71,492	65,910
Other	7,348	6,369	18,936	16,896

Total revenues	112,279	112,538	319,094	312,478

Operating expenses:
Cost of services (exclusive of depreciation shown separately below)	26,258	26,079	72,912	71,037
Selling, general and administrative	39,957	41,108	121,463	119,853
Corporate general and administrative	4,131	3,711	12,766	12,177
Depreciation	2,945	3,074	8,866	9,104
Amortization	29	30	88	89
Loss on sales of assets	24	21	52	396
Gain on sales of radio stations	—	(411)	—	(309)

Operating income	38,935	38,926	102,947	100,131

Other income (expense):
Interest income	7	23	9	32
Interest expense	(8,491)	(10,012)	(26,544)	(30,250)
Other - net	(123)	(122)	(362)	(359)

Income before income taxes and cumulative effect of accounting change	30,328	28,815	76,050	69,554

Current income tax expense	5,297	3,354	14,784	10,407
Deferred income tax expense	6,586	7,647	15,376	16,535

Total income tax expense	11,883	11,001	30,160	26,942

Income before cumulative effect of accounting change	18,445	17,814	45,890	42,612
Cumulative effect of accounting change, net of tax	—	—	—	(13,934)

Net income	$18,445	$17,814	$45,890	$28,678

Basic net income per share
Income before cumulative effect of accounting change	$0.18	$0.18	$0.46	$0.43
Cumulative effect of accounting change	—	—	—	(0.14)

Net income per common share	$0.18	$0.18	$0.46	$0.29

Diluted net income per share
Income before cumulative effect of accounting change	$0.18	$0.18	$0.46	$0.42
Cumulative effect of accounting change	—	—	—	(0.14)

Net income per common share	$0.18	$0.18	$0.46	$0.28

Weighted average basic common shares outstanding	100,240	100,299	100,219	100,191

Weighted average diluted common shares outstanding	100,545	100,677	100,564	100,672

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total

	Shares	Amount	Shares	Amount				Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2002	41,572	$13,719	58,733	$19,382	$624,049	$(3,082)	$459,104	121	$(1,683)	$1,111,489

Comprehensive income:
Net income	—	—	—	—	—	—	45,890	—	—	45,890
Unrealized gain on interest rate swaps	—	—	—	—	—	622	—	—	—	622
Reclassification to earnings of transition adjustments	—	—	—	—	—	88	—	—	—	88

Comprehensive income										46,600

Repurchase of Class A common stock	—	—	—	—	—	—	—	7	(163)	(163)
Issuance of Class A common stock related to incentive plans including tax benefit of $494	98	33	—	—	1,515	—	—	—	—	1,548

Balance at September 30, 2003	41,670	$13,752	58,733	$19,382	$625,564	$(2,372)	$504,994	128	$(1,846)	$1,159,474

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$45,890	$28,678
Items not requiring cash:
Depreciation	8,866	9,104
Amortization	88	89
Deferred income taxes	15,376	16,535
Tax benefit from exercise of stock options	494	2,011
Loss on sales of assets	52	396
Gain on sales of radio stations	—	(309)
Cumulative effect of accounting change, net of tax	—	13,934
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Decrease (increase) in accounts receivable	379	(5,600)
(Decrease) increase in accounts payable and accrued expenses	(986)	5,144
(Decrease) increase in accrued salaries and wages	(1,652)	548
Decrease in accrued interest	(3,276)	(1,049)
Increase in income taxes payable	4,322	6,222
Other, net	(482)	39

Net cash provided by operating activities	69,071	75,742

Cash flows from investing activities:
Capital expenditures	(8,122)	(8,862)
Acquisitions and related expenses, net of cash acquired	(216)	(377)
Decrease in other long-term assets	584	4,480
Proceeds from sales of assets	14	51
Investment in signal upgrades	(4,864)	(13,658)
Proceeds from sales of radio stations	—	3,465

Net cash used in investing activities	(12,604)	(14,901)

Cash flows from financing activities:
Net borrowings (payments) of revolving credit facilities	40,000	(65,000)
Repayment of 6.25% notes	(100,000)	—
Proceeds from stock options exercised	1,054	3,367
Increase (decrease) in book overdrafts	103	(938)
Repurchase of Class A common stock	(163)	(28)
Payment of debt issuance costs	(234)	(181)
Increase in amounts due from/to Cox Enterprises, Inc.	5,298	4,331

Net cash used in financing activities	(53,942)	(58,449)

Net increase in cash and cash equivalents	2,525	2,392
Cash and cash equivalents at beginning of period	4,681	7,961

Cash and cash equivalents at end of period	$7,206	$10,353

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,820	$31,299
Income taxes	9,941	2,175

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

The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other period.

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

Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expenses for the three-month and nine-month periods ended September 30, 2003 were $0.7 million and $5.6 million, respectively. Advertising expenses for the three-month and nine-month periods ended September 30, 2002 were $1.4 million and $5.0 million, respectively.

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

Web Site Development Costs

Web site development activities include planning, design and development of graphics and content for new web sites and operation of existing sites. Cox Radio accounts for costs associated with such activities in accordance with the Emerging Issues Task Force (EITF) Issue No. 00-2, “Accounting for Web Site Development Costs.” Under this guidance, costs incurred that involve providing additional functions and features to the web site are capitalized. Costs associated with the planning phase, as well as the maintaining of the web site, are expensed as incurred. In addition, costs associated with content development and training are also expensed as incurred. Capitalized costs are generally amortized over two years.

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

Other Assets

Other assets consist primarily of external costs incurred to facilitate signal upgrades, which enhance the value of Cox Radio’s FCC licenses. Upon completion of each signal upgrade, Cox Radio reclassifies the applicable amount to FCC licenses. During the first quarter of 2003, Cox Radio completed a signal upgrade at WBHK-FM in Birmingham, Alabama, and reclassified $5.4 million from other assets to FCC licenses. No signal upgrades were completed in the three-month period ended September 30, 2003.

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

Incentive Compensation Plans

Cox Radio accounts for stock compensation in accordance with the requirements of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires disclosure of the pro forma effects on net income and earnings per share as if Cox Radio had adopted the fair value recognition provisions of SFAS No. 123, as amended. Had compensation cost for the Long-Term Incentive Plan and the Employee Stock Purchase Plans (ESPP) been determined based on the fair value at the grant or enrollment dates in accordance with the fair value provisions of SFAS No. 123, as amended, Cox Radio’s net income and net income per share for the three-month and nine-month periods ended September 30, 2003 and 2002 would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Net income, as reported	$18,445	$17,814	$45,890	$28,678
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,538)	(2,248)	(6,997)	(6,776)

Pro forma net income	$15,907	$15,566	$38,893	$21,902

Earnings per share:
Basic – as reported	$0.18	$0.18	$0.46	$0.29

Basic – pro forma	$0.16	$0.16	$0.39	$0.22

Diluted – as reported	$0.18	$0.18	$0.46	$0.28

Diluted – pro forma	$0.16	$0.15	$0.39	$0.22

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 28% and 26% of total revenues for the three-month and nine-month periods, respectively, ended September 30, 2003 and 28% and 27% of total revenues for the three-month and nine-month periods, respectively, ended September 30, 2002.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 became effective for Cox Radio on July 1, 2003. The adoption of this standard did not have a material impact on Cox Radio’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB’s Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on Cox Radio’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” in determining whether a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities. This interpretation applies to variable interest entities created or obtained after January 31, 2003, and to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46, as amended, was effective on February 1, 2003 for new transactions and is effective for reporting periods ending on or after December 15, 2003 for transactions entered into prior to February 1, 2003. Cox Radio has not entered into any new transactions subject to FIN 46 since February 1, 2003. Management believes adoption of this statement as it relates to transactions entered into prior to February 1, 2003 will not have a material impact on Cox Radio’s consolidated financial statements.

3. Earnings Per Common Share and Capital Structure

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Income before cumulative effect of accounting change	$18,445	$17,814	$45,890	$42,612
Cumulative effect of accounting change	—	—	—	(13,934)

Net income	$18,445	$17,814	$45,890	$28,678

Earnings per share – basic
Weighted average common shares outstanding	100,240	100,299	100,219	100,191

Income before cumulative effect of accounting change per common share – basic	$0.18	$0.18	$0.46	$0.43
Cumulative effect of accounting change per common share – basic	—	—	—	(0.14)

Net income per common share – basic	$0.18	$0.18	$0. 46	$0.29

Earnings per share – diluted
Weighted average common shares outstanding	100,240	100,299	100,219	100,191
Shares issuable on exercise of dilutive options	3,421	1,873	3,437	3,488
Shares assumed to be purchased with proceeds of options	(3,148)	(1,557)	(3,128)	(3,082)
Shares issuable pursuant to Employee Stock Purchase Plan	202	271	202	271
Shares assumed to be purchased with proceeds from Employee Stock Purchase Plan	(170)	(209)	(166)	(196)

Shares applicable to earnings per share – diluted	100,545	100,677	100,564	100,672

Income before cumulative effect of accounting change per common share – diluted	$0.18	$0.18	$0.46	$0.42
Cumulative effect of accounting change per common share – diluted	—	—	—	(0.14)

Net income per common share—diluted	$0.18	$0.18	$0.46	$0.28

The options and ESPP purchase rights excluded from the computation of net income per common share - diluted for the three-month and nine-month periods ended September 30, 2003 and 2002 are summarized below. The exercise price of these options and the subscription price of these purchase rights were greater than the average market price of the Class A common stock during the three-month and nine-month periods ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

	(Amounts in thousands)
Options and ESPP purchase rights outstanding	2,248	2,378	2,231	763

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

During the three-month and nine-month periods ended September 30, 2003 and through October 31, 2003, as well as during the three-month and nine-month periods ended September 30, 2002, Cox Radio did not enter into or consummate any acquisitions or dispositions.

5. Long-Term Debt, Commitments and Contingencies

Cox Radio’s outstanding debt for the periods presented consists of the following:

	September 30, 2003	December 31, 2002
	(Amounts in thousands)
6.25% notes payable, paid in May 2003 (1)	$—	$99,998
6.375% notes payable, due in May 2005 (2)	99,932	99,902
6.625% notes payable, due in February 2006 (3)	249,778	249,702
Revolving credit facility	205,000	165,000

Total	$554,710	$614,602

(1)	At December 31, 2002, the estimated aggregate fair value of the 6.25% notes was approximately $101.4 million based on quoted market prices. In May 2003, Cox Radio repaid the $100.0 million principal amount of the 6.25% notes at maturity using funds from the five-year revolving credit facility.
(2)	At September 30, 2003 and December 31, 2002, the estimated aggregate fair value of the 6.375% notes was approximately $106.8 million and $106.5 million, respectively, based on quoted market prices.
(3)	At September 30, 2003 and December 31, 2002, the estimated fair value of these notes was approximately $273.8 million and $269.3 million, respectively, based on quoted market prices.

On June 30, 2000, Cox Radio entered into a $350 million, five-year senior unsecured revolving credit facility. On June 27, 2003, Cox Radio renewed its existing $150 million 364-day senior unsecured revolving credit facility. The interest rate for both the 364-day facility and the five-year facility is, at Cox Radio’s option: the greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt. Under the 364-day facility, Cox Radio may also choose an interest rate based on the federal funds rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt and certain financial covenants. The 364-day facility also provides for a letter of credit facility. The facilities include commitment fees on the unused portion of the total amount available of 0.09% to 0.25% based on the credit ratings of Cox Radio’s senior long-term debt. Each facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within each credit facility. At September 30, 2003, Cox Radio was in compliance with these covenants. Cox Radio’s credit facilities contain events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facilities. At September 30, 2003, Cox Radio had $205 million of outstanding indebtedness under the five-year facility with $145 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 1.745% at September 30, 2003. At December 31, 2002, Cox Radio had approximately $165 million of outstanding indebtedness under the five-year facility with $185 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 2.1% at December 31, 2002. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 6 for a discussion of Cox Radio’s interest rate swap agreements.

Cox Radio has an effective universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. At September 30, 2003 and December 31, 2002, $244.8 million was available under the universal shelf registration statement.

Cox Radio also has various commitments under the following types of contracts: capitalized and operating leases; long-term debt; long-term contracts and certain other operating contracts with aggregate minimum annual commitments as of September 30, 2003 as follows:

	Payments Due by Period
	Total	October 1, to December 31, 2003	2004	2005	2006	2007	After 2007
	(Amounts in thousands)
Leases (1)	$40,033	$1,435	$5,490	$5,340	$5,004	$4,122	$18,642
Long-term debt (2)	555,000	—	—	305,000	250,000	—	—
Long-term contracts (3)	41,774	4,958	23,030	7,315	4,975	1,468	28
Other operating contracts	890	40	218	158	158	158	158

Total	$637,697	$6,433	$28,738	$317,813	$260,137	$5,748	$18,828

(1)	Cox Radio has long-term capitalized and non-cancelable operating lease commitments for studio and office facilities, studio and general office equipment and transmitter and antenna sites.
(2)	Cox Radio’s failure to comply with its financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its revolving five-year credit facility could result in the acceleration of the maturity of its outstanding indebtedness. At September 30, 2003, Cox Radio had $205 million of outstanding indebtedness under the revolving five-year credit facility.
(3)	Long-term contracts include, but are not limited to, sports programming and on-air personalities.

At September 30, 2003, Cox Radio was the guarantor of certain senior debt of Honolulu Broadcasting, Inc. totaling $6.6 million. Honolulu Broadcasting owns KGMZ-FM, serving Honolulu, Hawaii. This debt consists of a one-year renewable term loan secured by the assets of KGMZ-FM, the proceeds of which were used by Honolulu Broadcasting to finance the purchase of this station. Cox Radio provides sales and marketing services under a JSA to this station pursuant to which Cox Radio sells advertising on the station, which it records as revenues, provides marketing services for the station, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt. In addition, Cox Radio believes that the fair value of KGMZ-FM exceeds the liabilities of Honolulu Broadcasting, including the outstanding renewable term loan. As a result, Cox Radio considers the risk of loss related to this guarantee to be remote at this time. In February 2001, Cox Radio also entered into a JSA agreement with Honolulu Broadcasting to provide sales and marketing services for WARV-FM, serving Richmond, Virginia, and simultaneously guaranteed Honolulu Broadcasting’s financing for the acquisition of this station. During February 2003, Honolulu Broadcasting sold WARV-FM, terminating the related JSA, and repaid the related indebtedness of $1.0 million. This reduced the collective amount of Cox Radio’s guarantee from $7.6 million to $6.6 million.

In October 1999, the Radio Music License Committee, of which Cox Radio is a participant, filed a motion in the New York courts against Broadcast Music, Inc. to commence a rate-making proceeding on behalf of the radio industry and to seek a determination of fair and reasonable industry-wide license fees for the broadcast of music. In September 2002, the rate court proceeding between the Radio Music License Committee and Broadcast Music, Inc. was adjourned, and the parties engaged in settlement discussions. On September 17, 2003, the court signed an order approving a settlement agreement among the parties, which grants music licenses to members of the Radio Music License Committee, including Cox Radio, through 2006. Among other things, the settlement approves the license fees for Cox Radio at the interim license agreement rates through 2002 and establishes industry rates for 2003 through 2006 according to an agreed allocation method to be applied each year. As a result of this settlement, Cox Radio reversed approximately $1.0 million in music license fee accruals during the third quarter of 2003. This litigation is now concluded.

On October 11, 2000, Cox Radio and its controlling shareholder, Cox Broadcasting, Inc., were sued in Georgia federal court by broadcast station broker Force Communications, for alleged breach of contract and other theories involving a failure to pay the broker a commission allegedly due on two transactions. The suit sought contract damages in excess of $5 million plus interest, costs, expenses and attorneys’ fees. Following completion of discovery, the parties filed cross-motions for summary judgment and on July 1, 2002, the court granted defendants’ motion for summary judgment and denied Force Communications’ cross-motion for partial summary judgment. On July 5, 2002, the court entered judgment in favor of Cox Radio and Cox Broadcasting on all counts. On July 31, 2002, Force Communications filed a notice of appeal to the United States Court of Appeals for the 11th Circuit from the order entering summary judgment in favor of Cox Radio and Cox Broadcasting and from the entry of judgment. Force Communications, Cox Radio and Cox Broadcasting agreed on January 23, 2003 to resolve this matter through binding arbitration. Pursuant to that agreement, on June 25, 2003, the arbitrator issued an award of $1.2 million to Force Communications. As a result of this settlement, $0.4 million was recorded as a reduction of corporate general and administrative expenses during the second quarter of 2003 based on amounts previously accrued for this matter. Following payment of that award, on July 23, 2003, the 11th Circuit dismissed the appeal with prejudice pursuant to the parties’ joint motion.

On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act (TCPA). The complaint seeks statutory damages in the amount of $1,500, plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “unsolicited advertisement” from a Cox Radio radio station. Cox Radio filed an answer to the complaint denying liability and asserting numerous defenses. Thereafter, proceedings in this case were stayed pending rulings by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. This stay was lifted on August 13, 2003 following rulings by the Court of Appeals in the third-party case directing the trial court to consider certain constitutional defenses raised by the defendant. On July 3, 2003, the FCC issued a Report and Order holding, among other things, that pre-recorded telephone messages by broadcasters made for the purpose of inviting consumers to listen to a free broadcast are not “unsolicited advertisements” prohibited by the TCPA. On July 28, 2003, Cox Radio requested that the plaintiffs voluntarily dismiss their claims in light of the FCC’s Report and Order. Plaintiffs subsequently refused this request, and on October 24, 2003, Cox Radio filed a motion for judgment on the pleadings seeking the dismissal of plaintiffs’ claims on grounds that the calls in question were permissible under the TCPA and the FCC’s implementing rules and, alternatively, that the application of the TCPA to the facts of this case would violate Cox Radio’s constitutional rights to free speech, equal protection and due process. Cox Radio intends to defend this action vigorously if the plaintiffs do not agree voluntarily to dismiss their claims. At the present time, Cox Radio cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. The outcome of this matter cannot be predicted at this time.

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

Cox Radio had two interest rate swap agreements outstanding as of September 30, 2003, each of which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties.

Under SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the accounting for changes in the fair values of derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. Cox Radio’s two interest rate swap agreements qualify as cash flow hedges.

During the three-month and nine-month periods ended September 30, 2003 and 2002, there was no ineffective portion related to the changes in fair values of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. For the nine-month period ended September 30, 2003, approximately $154,000, before related income tax effects of approximately $66,000, was reclassified into earnings as interest expense. The balance of $2.4 million recorded in accumulated other comprehensive loss at September 30, 2003 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending September 30, 2004 is approximately $1.5 million, before related income tax effects of approximately $0.4 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

At September 30, 2003, $50 million notional principal amount of interest rate swap agreements were outstanding at an average annual fixed rate of 6.3% and an average remaining maturity of 2.5 years. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable of $4.7 million and $5.8 million at September 30, 2003 and December 31, 2002, respectively. The fair value of the swap agreements at September 30, 2003 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps.

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

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
September 30, 2003
FCC licenses and other intangible assets, net	$2,029,299	$472	$2,028,827
Goodwill	46,318	—	46,318

December 31, 2002
FCC licenses and other intangible assets, net	2,023,908	383	2,023,525
Goodwill	46,514	—	46,514

During the third quarter of 2003, Cox Radio reduced goodwill by $0.2 million for a previously unrecognized tax benefit related to a prior acquisition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox Radio’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements, due to various risks, uncertainties or other factors. These factors include competition within the radio broadcasting industry, advertising demand in our markets, the possibility that advertisers may cancel or postpone schedules in response to political events, competition for audience share, our success in executing and integrating acquisitions, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox Radio’s Annual Report on Form 10-K for the year ended December 31, 2002. Cox Radio assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

During the three-month and nine-month periods ended September 30, 2003 and through October 31, 2003, as well as during the three-month and nine-month periods ended September 30, 2003, Cox Radio did not enter into or consummate any acquisitions or dispositions.

Results of Operations

Cox Radio’s results of operations represent the operations of the radio stations owned or operated by Cox Radio, or for which it provides sales and marketing services, during the applicable periods. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report.

Three months ended September 30, 2003 compared to three months ended September 30, 2002

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$78,707	$82,377	$(3,670)	(4.5)%
National	26,224	23,792	2,432	10.2%
Other	7,348	6,369	979	15.4%

Total net revenues	$112,279	$112,538	$(259)	(0.2)%

Net revenues are gross revenues less agency commissions. Local revenues are comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenues represent sales made to advertisers/agencies who are purchasing advertising for multiple markets; these sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. Other revenues are comprised of Internet revenues, syndicated radio program revenues, network revenues and revenues from community events and sponsorships.

Net revenues for the third quarter of 2003 decreased $0.3 million to $112.3 million, a 0.2% decrease compared to the third quarter of 2002. National revenues improved in the third quarter of 2003, increasing 10.2% over the third quarter of 2002, and local revenues decreased 4.5% over the third quarter of 2002.

Net revenues for the third quarter of 2003 were flat with the third quarter of 2002. While our stations in the Southern Connecticut, Long Island and Tulsa markets were down, our Houston, Tampa, Richmond, Dayton and Greenville-Spartanburg markets delivered strong growth during the third quarter of 2003. Our revenues in Atlanta, our largest market, were down 1% compared to the market, which was down 2%, as reported in the Miller Kaplan Market Revenue Reports. Excluding the recently reformatted WFOX-FM, net revenues in Atlanta were up 3% for the quarter.

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation shown separately below)	$26,258	$26,079	$179	0.7%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services for the third quarter of 2003 increased $0.2 million to $26.3 million compared to the third quarter of 2002. While program rights in Atlanta and talent fees increased for the third quarter of 2003 as compared to the third quarter of 2002, these charges were offset by the reversal of music license fee accruals of approximately $1.0 million during the third quarter of 2003 as a result of the resolution of the license fee rate making proceedings between the radio industry and Broadcast Music, Inc. See Note 5 to the unaudited consolidated financial statements for additional information on this matter.

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$39,957	$41,108	$(1,151)	(2.8)%

Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses decreased approximately $1.2 million in the third quarter of 2003 compared to the third quarter of 2002 due to a reduction in promotional spending and bad debt expense.

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$4,131	$3,711	$420	11.3%
Depreciation	2,945	3,074	(129)	(4.2)%
Amortization	29	30	(1)	(3.3)%
Loss on sales of assets	24	21	3	14.3%
Gain on sales of radio stations	—	(411)	411	(100.0)%

The increase in corporate general and administrative expenses can be attributed to costs associated with employee relocation, sales training and higher pension expense due to lower than expected investment returns and a lower discount rate used to measure pension expense, offset by adjustments to incentive compensation during the third quarter of 2003. There were no significant changes in depreciation or amortization and no material sales of assets. There were no sales of radio stations during the third quarter of 2003.

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Operating income	$38,935	$38,926	$9	—

Operating income for the third quarter of 2003 was $38.9 million, flat with the third quarter of 2002.

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Interest expense	$8,491	$10,012	$(1,521)	(15.2)%

Interest expense during the third quarter of 2003 totaled $8.5 million, as compared to $10.0 million for the third quarter of 2002. This was as a result of lower overall outstanding debt, as well as a lower average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.25% notes with proceeds from our five-year revolving credit facility, with an average rate of 1.8% for the third quarter of 2003, as well as a decrease in the average interest rate on our outstanding floating rate debt.

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Income taxes:
Current	$5,297	$3,354	$1,943	57.9%
Deferred	6,586	7,647	(1,061)	(13.9)%

Total income taxes	$11,883	$11,001	$882	8.0%

Income taxes increased approximately $0.9 million to $11.9 million in the third quarter of 2003 compared to $11.0 million in the third quarter of 2002, primarily as a result of increased earnings in 2003. The effective tax rates for the third quarter of 2003 and 2002 were 39.2% and 38.2%, respectively.

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Net income	$18,445	$17,814	$631	3.5%

Net income for the third quarter of 2003 was $18.4 million compared to $17.8 million for the third quarter of 2002. This increase was primarily a result of the decrease in interest expense during the third quarter of 2003 as compared to the third quarter of 2002 and for the reasons discussed above.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$228,666	$229,672	$(1,006)	(0.4)%
National	71,492	65,910	5,582	8.5%
Other	18,936	16,896	2,040	12.1%

Total net revenues	$319,094	$312,478	$6,616	2.1%

Net revenues for the nine months ended September 30, 2003 increased $6.6 million to $319.1 million, a 2.1% increase compared to the nine months ended September 30, 2002. Local revenues decreased 0.4% and national revenues increased 8.5% over the first nine months of 2002. Overall growth in revenues was primarily a result of the focus on our core strategy, which includes managing our inventories, maintaining our competitive rates and the successful execution of our consultative selling strategy.

During the nine months ended September 30, 2003, 12 of our 18 markets delivered revenue growth that either matched or outpaced their respective markets as reported in the Miller Kaplan Market Revenue Reports. The market leaders were Orlando, Tampa, Richmond, Louisville and Greenville-Spartanburg. These increases in revenues were partially offset by decreases in Atlanta, Southern Connecticut, Birmingham and Tulsa. During the first nine months of 2003, revenues at WFOX-FM in Atlanta, our recently reformatted station, decreased $3.3 million compared to the first nine months of 2002. Excluding WFOX-FM, net revenues in Atlanta were up 3% for the first nine months of 2003.

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation shown separately below)	$72,912	$71,037	$1,875	2.6%

Cost of services for the nine months ended September 30, 2003 increased $1.9 million to $72.9 million, an increase of 2.6% compared to the nine months ended September 30, 2002. The most significant increases were in Atlanta, which consisted primarily of higher sports programming costs and costs associated with the reformatting of WFOX-FM. In addition, syndicated programming expenses increased as a result of new programming. These increases were offset by the reversal of music license fee accruals of approximately $1.0 million as a result of the resolution of the license fee rate making proceedings between the radio industry and Broadcast Music, Inc. See Note 5 to the unaudited consolidated financial statements for additional information on this matter.

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$121,463	$119,853	$1,610	1.3%

Selling, general and administrative expenses increased $1.6 million in the nine months of 2003 compared to the nine months of 2002. Promotional expenses increased during the first half of 2003 mainly due to increased promotional spending to maintain our competitive advantage. However, promotion spending was scaled back during the third quarter of 2003 due to decreased local revenues for the quarter. Selling expenses increased largely as a result of increased compensation costs, including higher sales commissions directly related to increased revenues during the first half of 2003, offset by a decrease in sales costs due to a change in the sales compensation structure in Atlanta and Southern Connecticut and a reduction in bad debt expenses.

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$12,766	$12,177	$589	4.8%
Depreciation	8,866	9,104	(238)	(2.6)%
Amortization	88	89	(1)	(1.1)%
Loss on sales of assets	52	396	(344)	(86.9)%
Gain on sales of radio stations	—	(309)	309	(100.0)%

The increase in corporate general and administrative expenses can be attributed to increased professional fees related to the documentation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, costs associated with employee relocation, sales training, and higher pension expense due to lower than expected investment returns and a lower discount rate used to measure pension expense. These increases were offset by adjustments to incentive compensation accruals during the third quarter of 2003, savings related to creating an in-house research department during 2002, and the $0.4 million reversal of an accrual as a result of the settlement of the Force Communications litigation in the second quarter of 2003. There were no significant changes in depreciation or amortization and no material sales of assets. There were no sales of radio stations during the first nine months of 2003.

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Operating income	$102,947	$100,131	$2,816	2.8%

Operating income for the nine months ended September 30, 2003 increased $2.8 million to $102.9 million. This was primarily as a result of an increase in net revenues in excess of operating expenses as discussed above.

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Interest expense	$26,544	$30,250	$(3,706)	(12.3)%

Interest expense during the nine months ended September 30, 2003 totaled $26.5 million, as compared to $30.3 million for the nine months ended September 30, 2002. This was as a result of lower overall outstanding debt, as well as a lower average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.25% notes with the proceeds from our five-year revolving credit facility, with an average rate of 1.9% for the first nine months of 2003, as well as a decrease in the average interest rate on our outstanding floating rate debt.

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Income taxes:
Current	$14,784	$10,407	$4,377	42.1%
Deferred	15,376	16,535	(1,159)	(7.0)%

Total income taxes	$30,160	$26,942	$3,218	11.9%

Income taxes increased to $30.2 million in the nine months ended September 30, 2003 compared to $26.9 million in the nine months ended September 30, 2002, primarily as a result of increased earnings in 2003. The effective tax rates for the nine months of 2003 and 2002 were 39.7% and 38.7%, respectively.

	September 30, 2003	September 30, 2002	$ Change	% Change
	(Amounts in thousands)
Net income	$45,890	$28,678	$17,212	60.0%

Net income for the nine months ended September 30, 2003 was $45.9 million compared to $28.7 million for the nine months ended September 30, 2002. This increase was primarily as a result of a $13.9 million after-tax loss related to the cumulative effect of an accounting change as a result of adopting SFAS No. 142 in the first quarter of 2002, coupled with the increase in operating income and decrease in interest expense for the first nine months of 2003, as discussed above.

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

Cox Radio has an effective universal shelf registration statement under which it may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts. At September 30, 2003 and December 31, 2002, $244.8 million was available under the universal shelf registration statement.

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Our borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days, and accrue interest at Cox Enterprises’ current commercial paper borrowing rate plus 40 basis points. Cox Enterprises continues to perform day-to-day cash management services for us. Cox Radio owed Cox Enterprises approximately $2.2 million at September 30, 2003, and Cox Enterprises owed Cox Radio approximately $3.1 million at December 31, 2002.

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

Debt Service

On June 30, 2000, Cox Radio entered into a $350 million, five-year senior unsecured revolving credit facility. On June 27, 2003, Cox Radio renewed its existing $150 million 364-day senior unsecured revolving credit facility. The interest rate for both the 364-day facility and the five-year facility is, at Cox Radio’s option: the greater of the prime rate or the federal funds borrowing rate plus 0.5%; the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt. Under the 364-day facility, Cox Radio may also choose an interest rate based on the federal funds rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt and certain financial covenants. The 364-day facility also provides for a letter of credit facility. The facilities include commitment fees on the unused portion of the total amount available of 0.09% to 0.25% based on the credit ratings of Cox Radio’s senior long-term debt. Each facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within each credit facility. At September 30, 2003, Cox Radio was in compliance with these covenants. Cox Radio’s credit facilities contain events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facilities. At September 30, 2003, Cox Radio had $205 million of outstanding indebtedness under the five-year facility with $145 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 1.745% at September 30, 2003. At December 31, 2002, Cox Radio had approximately $165 million of outstanding indebtedness under the five-year facility with $185 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 2.1% at December 31, 2002. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 6 to the consolidated financial statements for a discussion of Cox Radio’s interest rate swap agreements.

In May 2003, the $100 million principal amount of the 6.25% notes was repaid at maturity using funds from the five-year revolving credit facility. Cox Radio currently has $350 million in outstanding debt securities, as described below (dollar amounts in thousands):

Principal Amount	Interest Rate	Maturity
$100,000 (1)	6.375%	May 2005
$250,000 (2)	6.625%	February 2006

(1)	At September 30, 2003 and December 31, 2002, the estimated aggregate fair value of the 6.375% notes was approximately $106.8 million and $106.5 million, respectively, based on quoted market prices.
(2)	At September 30, 2003 and December 31, 2002, the estimated fair value of these notes was approximately $273.8 million and $269.3 million, respectively, based on quoted market prices.

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

At September 30, 2003, Cox Radio was the guarantor of certain senior debt of Honolulu Broadcasting, Inc. totaling $6.6 million. Honolulu Broadcasting owns KGMZ-FM, serving Honolulu, Hawaii. This debt consists of a one-year renewable term loan secured by the assets of KGMZ-FM, the proceeds of which were used by Honolulu Broadcasting to finance the purchase of this station. Cox Radio provides sales and marketing services under a JSA to this station pursuant to which Cox Radio sells advertising on the station, which it records as revenues, provides marketing services for the station, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt. In addition, Cox Radio believes that the fair value of KGMZ-FM exceeds the liabilities of Honolulu

Broadcasting, including the outstanding renewable term loan. As a result, Cox Radio considers the risk of loss related to this guarantee to be remote at this time. In February 2001, Cox Radio also entered into a JSA agreement with Honolulu Broadcasting to provide sales and marketing services for WARV-FM, serving Richmond, Virginia, and simultaneously guaranteed Honolulu Broadcasting’s financing for the acquisition of this station. During February 2003, Honolulu Broadcasting sold WARV-FM, terminating the related JSA, and repaid the related indebtedness of $1.0 million. This reduced the collective amount of Cox Radio’s guarantee from $7.6 million to $6.6 million.

Summary Disclosures about Contractual Obligations

Cox Radio also has various commitments under the following types of contracts: capitalized and operating leases; long-term debt; long-term contracts and certain other operating contracts with aggregate minimum annual commitments as of September 30, 2003 as follows:

	Payments Due by Period
	Total	October 1, to December 31, 2003	2004	2005	2006	2007	After 2007
	(Amounts in thousands)
Leases (1)	$40,033	$1,435	$5,490	$5,340	$5,004	$4,122	$18,642
Long-term debt (2)	555,000	—	—	305,000	250,000	—	—
Long-term contracts (3)	41,774	4,958	23,030	7,315	4,975	1,468	28
Other operating contracts	890	40	218	158	158	158	158

Total	$637,697	$6,433	$28,738	$317,813	$260,137	$5,748	$18,828

(1)	Cox Radio has long-term capitalized and non-cancelable operating lease commitments for studio and office facilities, studio and general office equipment and transmitter and antenna sites.
(2)	Cox Radio’s failure to comply with its financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its revolving five-year credit facility could result in the acceleration of the maturity of its outstanding indebtedness. At September 30, 2003, Cox Radio had $205 million of outstanding indebtedness under the revolving five-year credit facility. See “Debt Service” above for discussion of Cox Radio’s revolving credit facilities.
(3)	Long-term contracts include, but are not limited to, sports programming and on-air personalities.

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

Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $50 million in notional principal amount of debt for fixed interest rates. These agreements have an average annual fixed rate of 6.3% and an average remaining maturity of two and one half years. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 6 to the consolidated financial statements included herein. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, Cox Radio does not anticipate nonperformance by such counterparties, and no material loss would be expected in the event of the counterparties’ nonperformance. The estimated fair value of the swap agreements, based on current market rates, approximated a net payable of $4.8 million and $5.8 million at September 30, 2003 and December 31, 2002, respectively. The fair value of the swap agreements at September 30, 2003 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps.

The determination of the estimated fair value of Cox Radio’s fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of the fixed-rate debt instruments at September 30, 2003 was $380.6 million, compared to a carrying amount of $349.7 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2002 was $477.1 million, compared to a carrying amount of $449.6 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of the fixed-rate debt instruments from $380.6 million to $388.5 million at September 30, 2003, and from $477.1 million to $487.6 million at December 31, 2002.

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

ITEM 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2003, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

In October 1999, the Radio Music License Committee, of which Cox Radio is a participant, filed a motion in the New York courts against Broadcast Music, Inc. to commence a rate-making proceeding on behalf of the radio industry and to seek a determination of fair and reasonable industry-wide license fees for the broadcast of music. In September 2002, the rate court proceeding between the Radio Music License Committee and Broadcast Music, Inc. was adjourned, and the parties engaged in settlement discussions. On September 17, 2003, the court signed an order approving a settlement agreement among the parties, which grants music licenses to members of the Radio Music License Committee, including Cox Radio, through 2006. Among other things, the settlement approves the license fees for Cox Radio at the interim license agreement rates through 2002 and establishes industry rates for 2003 through 2006 according to an agreed allocation method to be applied each year. This litigation is now concluded.

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

On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act (TCPA). The complaint seeks statutory damages in the amount of $1,500, plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “unsolicited advertisement” from a Cox Radio radio station. Cox Radio filed an answer to the complaint denying liability and asserting numerous defenses. Thereafter, proceedings in this case were stayed pending rulings by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. This stay was lifted on August 13, 2003 following rulings by the Court of Appeals in the third-party case directing the trial court to consider certain constitutional defenses raised by the defendant. On July 3, 2003, the FCC issued a Report and Order holding, among other things, that pre-recorded telephone messages by broadcasters made for the purpose of inviting consumers to listen to a free broadcast are not “unsolicited advertisements” prohibited by the TCPA. On July 28, 2003, Cox Radio requested that the plaintiffs voluntarily dismiss their claims in light of the FCC’s Report and Order. Plaintiffs subsequently refused this request, and on October 24, 2003, Cox Radio filed a motion for judgment on the pleadings seeking the dismissal of plaintiffs’ claims on grounds that the calls in question were permissible under the TCPA and the FCC’s implementing rules and, alternatively, that the application of the TCPA to the facts of this case would violate Cox Radio’s constitutional rights to free speech, equal protection and due process. Cox Radio intends to defend this action vigorously if the plaintiffs do not agree voluntarily to dismiss their claims. At the present time, Cox Radio cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. The outcome of this matter cannot be predicted at this time.

Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Listed below are the exhibits, which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1)3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(2)3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.

(3)3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(4)4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.

(5)4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.

(6)4.3	—	Form of Specimen Class A common stock certificate.

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A12B/A filed on February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.4 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 1998.
(5)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.
(6)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A12B/A dated February 15, 2002.

(b)	Reports on Form 8-K

Form 8-K dated November 5, 2003 (furnished November 5, 2003) announcing Cox Radio’s financial results for the quarter ended September 30, 2003 under Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

November 12, 2003	/s/ Neil O. Johnston
Neil O. Johnston
Vice President and Chief Financial
Officer (Principal Financial Officer,
Principal Accounting Officer and
duly authorized officer)