Form 10-K
period 2003-12-31
COX RADIO INC
filed 2004-03-01
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-12187

(Exact name of Registrant as specified in its charter)

Delaware	58-1620022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6205 Peachtree Dunwoody Road, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 645-0000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common stock, par value $0.33 per share	New York Stock Exchange

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

As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was $858,669,175 based on the closing price on the New York Stock Exchange on such date.

There were 41,787,154 shares of Class A common stock outstanding as of January 30, 2004.

There were 58,733,016 shares of Class B common stock outstanding as of January 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Annual Report to Shareholders and the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III.

COX RADIO, INC.

2003 FORM 10-K ANNUAL REPORT

Preliminary Note

This Annual Report on Form 10-K is for the year ended December 31, 2003. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

PART I

ITEM 1. Business

Cox Radio, Inc. is the third largest radio broadcasting company in the United States and the largest pure-play radio station group, based on revenues, and has one reportable segment for accounting purposes. We own or operate, or provide sales services for 78 radio stations (67 FM and 11 AM) clustered in 18 markets. We operate three or more stations in 15 of our 18 markets. We operate a wide range of programming formats in geographically diverse markets across the United States.

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

Cox Enterprises, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest media companies in the United States, with consolidated 2003 revenues of approximately $10.8 billion. Our business was operated as part of Cox Enterprises prior to our initial public offering in September 1996, when Cox Enterprises transferred all of its U.S. radio operations to Cox Radio. Cox Radio, as part of Cox Enterprises, was a pioneer in radio broadcasting, building its first station in 1934, acquiring its flagship station, WSB-AM (Atlanta), in 1939, and launching its first FM station, WSB-FM (Atlanta), in 1948.

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

Acquisitions and Dispositions

All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by us during the past three years, and through February 15, 2004, are summarized below.

In February 2001, we acquired WDYL-FM serving Richmond, Virginia, and WJMZ-FM and WHZT-FM serving Greenville, South Carolina, for a total of $52.5 million.

In February 2001, we entered into a joint sales agreement (JSA) to provide sales and marketing services for WARV-FM serving Richmond, Virginia, and simultaneously guaranteed the owner’s financing for the acquisition of this station. In February 2003, the owner sold WARV-FM and repaid the $1.0 million of indebtedness associated with this station, thereby extinguishing our guarantee of that indebtedness. Also in February 2003, the JSA related to this station terminated.

In February 2001, we disposed of WHOO-AM serving Orlando, Florida, for $5.0 million.

In May 2001, we disposed of the assets of KGTO-AM serving Tulsa, Oklahoma, for $0.5 million.

In July 2001, we disposed of the assets of WVBB-AM serving Richmond, Virginia, for $0.7 million.

In January 2002, we disposed of the assets of KRTR-AM serving Honolulu, Hawaii, for $0.6 million. The buyer of the station had been operating the station under a local marketing agreement (LMA) since October 2001. For more information regarding LMAs, refer to “Federal Regulation of Radio Broadcasting – Local Marketing Agreements and Joint Sales Agreements” below.

In June 2002, we disposed of the assets of KCCN-AM serving Honolulu, Hawaii, for $0.8 million.

In August 2002, we disposed of the assets of WBWL-AM serving Jacksonville, Florida, for $2.5 million.

Radio Stations

The following table summarizes certain information relating to radio stations we own or operate:

Market (1) and Station Call Letters	Format	Target Demographic Group	Target Demographic Group		Demographic Group (Adults 25-54)
			Audience Share	Rank	Audience Share	Rank
Atlanta
WSB-AM	News/Talk	Adults 35-64	12.1	1	8.5	2
WALR-FM	Urban Adult Contemporary	Adults 35-54	5.8	4	4.9	4
WSB-FM	Adult Contemporary	Women 25-54	5.7	5	4.3	7
WBTS-FM	Rhythmic CHR	Women 18-34	4.6	9	1.9	22
WFOX-FM	Urban Contemporary	Adults 25-54	1.7	23	1.7	23

Birmingham
WBHK-FM	R&B/Soul	Adults 25-54	12.2	1	12.2	1
WBHJ-FM	Hip Hop	Adults 18-34	13.6	1	5.3	5
WZZK-FM	Country	Adults 25-54	6.2	3	6.2	3
WBPT-FM	80’s	Adults 25-54	5.0	8	5.0	8
WAGG-AM	Gospel	Adults 25-54	3.5	12	3.5	12
WODL-FM	Oldies	Adults 35-54	2.5	14	1.9	18
WZZK-AM (formerly WRJS-AM)	Classic Country	Adults 25-54	0.4	24	0.4	24

Dayton
WHKO-FM	Country	Adults 25-54	9.8	2	9.8	2
WHIO-AM	News/Talk	Adults 35-54	4.6	6	4.1	7
WZLR-FM	Classic Rock	Men 25-54	5.5	6	4.1	7
WDPT-FM	80’s	Adults 25-54	2.2	13	2.2	13

Greenville-Spartanburg
WJMZ-FM	Urban	Adults 25-54	8.0	2	8.0	2
WHZT-FM	Rhythmic CHR	Adults 18-34	10.5	2	4.1	9

Honolulu
KCCN-FM	Hawaiian CHR	Adults 18-34	9.8	1	8.0	3
KRTR-FM	Adult Contemporary	Women 25-54	10.4	2	8.3	2
KINE-FM	Hawaiian Adult Contemporary	Adults 25-54	6.0	4	6.0	4
KXME-FM	Rhythmic CHR	Women 18-34	8.9	4	2.7	15
KGMZ-FM (2)	Oldies	Adults 35-54	5.3	7	4.3	10

Houston
KLDE-FM	Oldies	Adults 35-54	4.1	8	3.0	14
KTHT-FM	Country Legends	Adults 35-64	3.6	10	2.7	18
KKBQ-FM	Country	Adults 25-54	3.2	11	3.2	11
KHPT-FM	80’s	Adults 25-54	3.0	14	3.0	14

Jacksonville
WFYV-FM	Classic Rock	Men 25-54	13.2	1	9.0	1
WOKV-AM	News/Talk	Adults 35-64	8.6	2	6.4	4
WAPE-FM	CHR	Women 18-34	10.4	2	4.8	8
WMXQ-FM	80’s	Adults 25-49	6.4	4	6.0	5
WKQL-FM	Oldies	Adults 35-54	7.1	5	5.8	6

Market (1) and Station Call Letters	Format	Target Demographic Group	Target Demographic Group				Demographic Group (Adults 25-54)
			Audience Share		Rank		Audience Share		Rank
Long Island
WBAB-FM	Mainstream Rock	Men 25-54	7.7		1		5.6		2
WHFM-FM	Mainstream Rock	Men 25-54	—	(3)	—	(3)	—	(3)	—	(3)
WBLI-FM	CHR	Women 18-34	10.1		2		4.7		4

Louisville
WVEZ-FM	Adult Contemporary	Women 25-54	10.2		2		7.0		3
WSFR-FM	Classic Rock	Adults 25-54	5.3		5		5.3		5
WRKA-FM	Oldies	Adults 35-54	5.2		5		4.3		9
WPTI-FM	80’s	Adults 25-54	3.9		10		3.9		10

Miami
WHQT-FM	Urban Adult Contemporary	Adults 25-54	5.4		2		5.4		2
WEDR-FM	Urban Contemporary	Adults 18-34	9.2		2		5.1		3
WFLC-FM	Hot Adult Contemporary	Women 25-54	4.6		7		4.0		9
WPYM-FM	Dance CHR	Adults 18-34	4.6		7		3.1		15

Orlando
WHTQ-FM	Classic Rock	Men 35-54	8.2		1		4.5		9
WDBO-AM	News/Talk	Adults 35-64	6.3		3		4.4		10
WWKA-FM	Country	Adults 25-54	6.2		3		6.2		3
WCFB-FM	Urban Adult Contemporary	Adults 25-54	5.5		5		5.5		5
WMMO-FM	Rock Adult Contemporary	Adults 25-54	5.1		6		5.1		6
WPYO-FM	CHR Rhythmic	Adults 18-34	4.6		10		1.9		19

Richmond
WKLR-FM	Classic Rock	Men 25-54	8.6		1		6.3		3
WKHK-FM	Country	Adults 25-54	8.6		2		8.6		2
WMXB-FM	Hot Adult Contemporary	Women 25-54	7.1		3		5.7		6
WDYL-FM	New Rock	Men 18-34	9.3		3		3.1		13

San Antonio
KONO-FM	Oldies	Adults 35-54	9.5		1		7.1		1
KONO-AM	Oldies	Adults 35-54	—	(4)	—	(4)	—	(4)	—	(4)
KISS-FM	Active Rock	Adults 18-49	8.8		1		6.1		4
KCYY-FM	Country	Adults 25-54	6.2		2		6.2		2
KELZ-FM (formerly KCJZ-FM)	Adult CHR	Adults 18-34	4.1		8		2.1		18
KSMG-FM	Hot Adult Contemporary	Adults 25-54	4.3		11		4.3		11
KKYX-AM	Classic Country	Adults 35-64	1.8		17		0.8		24

Southern Connecticut
Bridgeport
WEZN-FM	Adult Contemporary	Women 25-54	14.8		2		11.7		2
New Haven
WPLR-FM	Classic Rock/ Mainstream	Men 25-54	16.7		1		12.1		1
WYBC-FM (2)	Urban Adult Contemporary	Adults 25-54	7.4		2		7.4		2

Stamford-Norwalk
WKHL-FM	Oldies	Adults 35-54	5.6		5		4.6		5
WEFX-FM	Classic Rock	Adults 25-54	4.1		6		4.1		6
WSTC-AM	News/Talk	Adults 35-64	1.4		27		0.9		27
WNLK-AM	News/Talk	Adults 35-64	0.5		31		0.5		33

Market (1) and Station Call Letters	Format	Target Demographic Group	Target Demographic Group		Demographic Group (Adults 25-54)
			Audience Share	Rank	Audience Share	Rank
Tampa
WWRM-FM	Adult Contemporary	Women 25-54	7.6	2	5.0	9
WDUV-FM	Soft Adult Contemporary	Adults 35-64	6.8	4	3.1	14
WSUN-FM	Alternative Rock	Men 18-34	7.2	4	2.8	15
WPOI-FM	80’s	Adults 25-54	5.3	6	5.3	6
WXGL-FM (formerly WBBY-FM)	Classic Hits	Adults 35-54	4.2	9	3.2	13
WHPT-FM	Classic Rock	Men 25-44	4.3	10	2.8	15

Tulsa
KWEN-FM	Country	Adults 25-54	9.4	2	9.4	2
KRMG-AM	News/Talk	Adults 25-54	6.5	3	6.5	3
KRTQ-FM	Active Rock	Men 18-34	8.4	3	3.0	14
KJSR-FM	Classic Rock	Men 25-54	5.6	4	4.4	8
KRAV-FM	Adult Contemporary	Women 25-54	7.1	4	5.2	6

Source: Arbitron Market Reports four-book average for Winter 2003, Spring 2003, Summer 2003 and Fall 2003.

(1)	Metropolitan market served; city of license may differ.
(2)	Station operated by Cox Radio under a JSA.
(3)	Audience share and audience rank information for WBAB-FM and WHFM-FM are combined because the stations are simulcast.
(4)	Audience share and audience rank information for KONO-FM and KONO-AM are combined because the stations are simulcast.

Operating Strategy

The following is a description of the key elements of our operating strategy:

Clustering of Stations. We operate our stations in clusters to:

•	Enhance net revenue growth by increasing the appeal of our stations to advertisers and enabling such stations to compete more effectively with other forms of advertising; and

•	Achieve operating efficiencies by consolidating broadcast facilities, eliminating duplicative positions in management and production and reducing overhead expenses.

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

Through our research, programming and marketing, we also seek to create a distinct and marketable local identity for each of our stations in order to enhance audience share and listener loyalty and to protect against direct format competition. To achieve this objective, we employ and promote distinct high-profile on-air personalities and local sports programming at many of our stations. For example, we broadcast “Rush Limbaugh” in Dayton and Jacksonville; “The Clark Howard Show” in Atlanta, Dayton, Jacksonville, and Tulsa; “Neal Boortz” in Atlanta, Dayton, Jacksonville, Orlando and Tulsa; “Tom Joyner” in Atlanta, Birmingham, Greenville, Miami, Orlando and Southern Connecticut; “Sean Hannity” in Atlanta, Dayton, Tulsa, Jacksonville and Orlando; the Atlanta Braves and Atlanta Hawks in Atlanta; the Jacksonville Jaguars in Jacksonville; and the Orlando Magic in Orlando.

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

Local managers are empowered to run the day-to-day operations of their stations and to develop and implement strategies that will improve station performance and establish long-term relationships with listeners and advertisers. The compensation of the senior operating management team and local station managers is dependent upon financial performance, and incentives to enhance performance are provided through awards under our Amended and Restated Long-Term Incentive Plan.

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

Market Selection Considerations. Our acquisition strategy has been focused on clustering stations in our existing markets and making opportunistic acquisitions in additional markets in which we believe that we can cost-effectively achieve a leading position in terms of audience and revenue share. Management believes that we will have the financial resources and management expertise to continue to pursue our acquisition strategy when appropriate opportunities arise. Certain future acquisitions may be limited by the multiple and cross-ownership rules of the Federal Communications Commission. See “Federal Regulation of Radio Broadcasting — General Ownership Matters.”

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

According to the Radio Advertising Bureau’s Radio Marketing Guide and Fact Book for Advertisers, 2003-2004, radio reaches approximately 94% of all consumers over the age of 12 every week and 75% of persons over the age of 12 turn on their radios every day. More than 60% of all radio listening is done outside the home, in contrast to other advertising media, and radio reaches 82% of adults 18 and older in the car each week. The average listener over the age of 12 spends an average of 20 hours per week listening to radio. Most radio listening occurs during the morning and evening hours, and as a result, radio advertising sold during these “drive time” periods achieves premium advertising rates.

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

Competition

The radio broadcasting industry is a highly competitive business. Cox Radio is the third largest radio broadcasting company in the United States, based on revenues. Infinity Broadcasting Corporation and Clear Channel Communications, Inc. are larger than Cox Radio, both in terms of revenues and number of stations owned or operated. Cumulus Media, Inc., Citadel Broadcasting Corporation, Entercom Communications Corporation, Salem Communications Corporation and Saga Communications own or operate more radio stations than we do; however, according to “Who Owns What” as of February 2004, these radio station groups report lower revenues.

The success of each of our stations depends largely upon our audience ratings and our share of the overall advertising revenue within the particular market. Our stations compete for listeners directly with other radio stations in their respective markets, primarily on the basis of program content that appeals to a target demographic group. By building a strong listener base consisting of a specific demographic in each of our markets, we are able to attract advertisers seeking to reach those listeners. Our stations compete for advertising revenue directly with other radio stations and with other electronic, broadcast and print media within their respective markets.

Factors that are material to a station’s competitive position include management experience, the station’s audience share and rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance, and the number and characteristics of other stations in the market area. We attempt to improve our competitive position by:

•	researching stations’ programming;

•	implementing advertising and promotional campaigns aimed at the demographics targeted by our stations; and

•	managing our sales efforts to attract a larger share of advertising revenue.

Broadcasters also may, within limits, enter into joint arrangements with other stations in a market relating to programming, advertising sales and station operations. Management believes that radio stations that elect to take advantage of these opportunities may, in certain circumstances, have lower operating costs and may be able to offer advertisers more attractive rates and services. We also compete with other radio station groups to purchase additional radio stations.

Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the Federal Communications Commission (the FCC). The number of radio stations that a single entity may own and operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC’s multiple ownership rules. These rules (which are discussed further under “Federal Regulation of Radio Broadcasting” below) regulate the number of stations that may be owned and controlled by a single entity. The FCC also uses competitive bidding procedures (auctions) to select among mutually exclusive applicants for new broadcast stations and major changes to existing stations.

Potential advertisers can substitute advertising on radio stations with advertising through:

•	broadcast television,

•	cable television,

•	direct broadcast satellite television,

•	daily, weekly and free-distribution newspapers,

•	other print media,

•	direct mail and

•	on-line computer services.

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

License Renewal

Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. A station may continue to operate beyond the expiration date of its license if a timely-filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including interest groups and members of the public. The FCC is required to hold hearings on a station’s renewal application only if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application.

Between 2003 and 2006, all existing radio broadcast licenses must be renewed by the FCC. The FCC reviews all stations licensed to serve communities in a particular state at the same time. Historically, our FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. As of February 15, 2004:

•	all of our licenses that expired in 2003 or the first quarter of 2004 had been renewed;

•	applications covering our stations in the Atlanta and Birmingham markets were pending with the FCC;

•	we intend to timely file renewal applications covering our stations in the Louisville and Dayton markets in 2004; and

•	we expect to timely file renewal applications covering our remaining stations in 2005 and the first half of 2006.

A table showing our stations grouped by metropolitan market and listing the expiration date for each FCC license appears below. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

The FCC classifies each AM and FM station. An AM station operates on a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as:

•	Class A stations, which operate on an unlimited time basis and are designed to render primary and secondary service over an extended area;

•	Class B stations, which operate on an unlimited time basis and are designed to render service over a primary service area; or

•	Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power.

A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous thereto. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of permitted interference from other stations.

The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C.

The following table sets forth selected information concerning each of the stations owned, or operated pursuant to a JSA, by Cox Radio, including the metropolitan market served (city of license may differ), frequency, FCC license expiration date (a station may continue to operate beyond the expiration date if a timely-filed license renewal application is pending), FCC license classification, and antenna height above average terrain and power:

Market (1) and Station Call Letters	Frequency	Expiration Date of License		Class	Height Above Average Terrain	Power
Atlanta
WSB-AM	750 KHz	4/1/04	(2)	A	N.A.	50 kw
WALR-FM	104.1 MHz	4/1/04	(2)	C1	371 m	60 kw
WSB-FM	98.5 MHz	4/1/04	(2)	C	313 m	100 kw
WBTS-FM	95.5 MHz	4/1/04	(2)	C1	340 m	74 kw
WFOX-FM	97.1 MHz	4/1/04	(2)	C	483 m	100 kw

Birmingham
WBHK-FM (3)	98.7 MHz	4/1/04	(4)	C1	408 m	39 kw
WBHJ-FM	95.7 MHz	4/1/04	(4)	C1	299 m	100 kw
WZZK-FM (3)	104.7 MHz	4/1/04	(4)	C0	404 m	100 kw
WBPT-FM (3)	106.9 MHz	4/1/04	(4)	C0	404 m	100 kw
WAGG-AM	610 KHz	4/1/04	(4)	B	N.A.	5 kw day
1 kw night
WODL-FM	97.3 MHz	4/1/04	(4)	A	306 m	0.64 kw
WZZK-AM (formerly WRJS-AM)	1320 KHz	4/1/04	(4)	D	N.A.	5 kw day
0.111 kw night

Dayton
WHKO-FM	99.1 MHz	10/1/04		B	325 m	50 kw
WHIO-AM	1290 KHz	10/1/04		B	N.A.	5 kw
WZLR-FM	95.3 MHz	10/1/04		A	98 m	6 kw
WDPT-FM	95.7 MHz	10/1/04		B	145 m	50 kw

Greenville-Spartanburg
WJMZ-FM	107.3 MHz	12/1/11		C	308 m	100 kw
WHZT-FM	98.1 MHz	12/1/11		C	304 m	100 kw

Honolulu
KCCN-FM	100.3 MHz	2/1/06		C	599 m	100 kw
KRTR-FM	96.3 MHz	2/1/06		C	645 m	75 kw
KINE-FM	105.1 MHz	2/1/06		C	599 m	100 kw
KXME-FM	104.3 MHz	2/1/06		C	645 m	75 kw
KGMZ-FM (5)	107.9 MHz	2/1/06		C	599 m	100 kw

Houston
KLDE-FM	107.5 MHz	8/1/05		C	601 m	98 kw
KTHT-FM	97.1 MHz	8/1/05		C	563 m	100 kw
KKBQ-FM	92.9 MHz	8/1/05		C	585 m	100 kw
KHPT-FM	106.9 MHz	8/1/05		C	579 m	100 kw

Jacksonville
WFYV-FM	104.5 MHz	2/1/12		C	309 m	100 kw
WOKV-AM	690 KHz	2/1/12		B	N.A.	50 kw day
10 kw night
WAPE-FM	95.1 MHz	2/1/12		C	300 m	100 kw
WMXQ-FM	102.9 MHz	2/1/12		C	309 m	100 kw
WKQL-FM	96.9 MHz	2/1/12		C	309 m	100 kw

Long Island
WBAB-FM	102.3 MHz	6/1/06		A	82 m	6 kw
WHFM-FM	95.3 MHz	6/1/06		A	108 m	5 kw
WBLI-FM	106.1 MHz	6/1/06		B	152 m	49 kw

Louisville
WVEZ-FM	106.9 MHz	8/1/04		B	204 m	24.5 kw
WSFR-FM	107.7 MHz	8/1/04		B1	173 m	8.2 kw
WRKA-FM	103.1 MHz	8/1/04		A	95 m	6 kw
WPTI-FM	103.9 MHz	8/1/04		A	149 m	1.35 kw

Market (1) and Station Call Letters	Frequency	Expiration Date of License	Class	Height Above Average Terrain	Power
Miami
WHQT-FM	105.1 MHz	2/1/12	C0	307 m	100 kw
WEDR-FM	99.1 MHz	2/1/12	C1	280 m	100 kw
WFLC-FM	97.3 MHz	2/1/12	C	307 m	100 kw
WPYM-FM	93.1 MHz	2/1/12	C	307 m	100 kw

Orlando
WHTQ-FM	96.5 MHz	2/1/12	C	454 m	100 kw
WDBO-AM	580 KHz	2/1/12	B	N.A.	5 kw
WWKA-FM	92.3 MHz	2/1/12	C	454 m	100 kw
WCFB-FM (3)	94.5 MHz	2/1/12	C	451 m	100 kw
WMMO-FM	98.9 MHz	2/1/12	C2	159 m	44 kw
WPYO-FM	95.3 MHz	2/1/12	A	144 m	2.9 kw

Richmond
WKLR-FM	96.5 MHz	10/1/11	B	138 m	50 kw
WKHK-FM	95.3 MHz	10/1/11	B1	120 m	17.5 kw
WMXB-FM	103.7 MHz	10/1/11	B	256 m	20 kw
WDYL-FM	101.1 MHz	10/1/11	A	112 m	4 kw

San Antonio
KONO-FM	101.1 MHz	8/1/05	C1	302 m	98 kw
KONO-AM	860 KHz	8/1/05	B	N.A.	5 kw day
0.9 kw night
KISS-FM	99.5 MHz	8/1/05	C	339 m	100 kw
KCYY-FM	100.3 MHz	8/1/05	C	300 m	100 kw
KELZ-FM (formerly KCJZ-FM)	106.7 MHz	8/1/05	C	310 m	100 kw
KSMG-FM	105.3 MHz	8/1/05	C	381 m	95 kw
KKYX-AM	680 KHz	8/1/05	B	N.A.	50 kw day
10 kw night

Southern Connecticut
Bridgeport
WEZN-FM	99.9 MHz	4/1/06	B	204 m	27.5 kw
New Haven
WPLR-FM	99.1 MHz	4/1/06	B	276 m	15 kw
WYBC-FM (5)	94.3 MHz	4/1/06	A	144 m	3 kw
Stamford-Norwalk
WKHL-FM	96.7 MHz	4/1/06	A	100 m	3 kw
WEFX-FM	95.9 MHz	4/1/06	A	91 m	3 kw
WSTC-AM	1400 KHz	4/1/06	C	N.A.	0.78 kw
WNLK-AM	1350 KHz	4/1/06	B	N.A.	1 kw day

Tampa
WWRM-FM	94.9 MHz	2/1/12	C	470 m	100 kw
WDUV-FM	105.5 MHz	2/1/12	C1	410 m	46 kw
WSUN-FM	97.1 MHz	2/1/12	C2	224 m	11.5 kw
WPOI-FM	101.5 MHz	2/1/12	C	470 m	100 kw
WXGL-FM (formerly WBBY-FM)	107.3 MHz	2/1/12	C1	182 m	100 kw
WHPT-FM	102.5 MHz	2/1/12	C	503 m	100 kw

Tulsa
KWEN-FM	95.5 MHz	6/1/05	C	405 m	100 kw
KRMG-AM	740 KHz	6/1/05	B	N.A.	50 kw day
25 kw night
KRTQ-FM	102.3 MHz	6/1/05	C2	150 m	50 kw
KJSR-FM	103.3 MHz	6/1/05	C	390 m	100 kw
KRAV-FM	96.5 MHz	6/1/05	C	405 m	100 kw

(1)	Metropolitan market served; city of license may differ.

(2)	A license renewal application was filed with the FCC on December 5, 2003 pursuant to an extension of the December 1, 2003 deadline for filing (DA 03-3739 released November 21, 2003).

(3)	Station operating at these parameters pursuant to temporary authority. An FCC application for a permanent license has been filed.

(4)	A license renewal application was filed with the FCC on December 8, 2003 pursuant to an extension of the December 1, 2003 deadline for filing (DA 03-3739 released November 21, 2003).

(5)	Cox Radio provides sales and other services to this station pursuant to a JSA.

General Ownership Matters

The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. To obtain the FCC’s prior consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. Depending on whether the application involves the assignment of the license or a “substantial change” in ownership or control (e.g., the transfer of more than 50% of the voting stock), the application may be required to go on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including interest groups and members of the public. When reviewing an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

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

The FCC treats as attributable equity and debt interests if they exceed 33% of a station licensee’s total assets when combined and if the party holding the interest either (a) supplies more than 15% of the station’s total weekly programming or (b) has an attributable interest in another media entity in the same market. Under these rules, all non-conforming interests acquired before November 7, 1996 (other than LMAs) are permanently grand-fathered and thus do not constitute attributable ownership interests.

The Communications Act prohibits the holding of broadcast licenses by any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens, a foreign government, any corporation organized under the laws of a foreign country, or their representatives, or the holding of a broadcast license by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by such foreign persons, governments, entities or representatives, unless the FCC finds that the public interest would be served by granting a license under such circumstances. The FCC generally has declined to permit the control of broadcast licenses by corporations with foreign ownership or voting rights in excess of the 25% benchmark.

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

Local Marketing Agreements and Joint Sales Agreements

A significant number of radio broadcast licensees, including Cox Radio, have entered into LMAs or JSAs. Under a typical LMA, separately-owned and licensed radio stations serving a common geographic area agree to function cooperatively in terms of programming, advertising sales and various administrative duties, subject to the licensee of each station maintaining independent control over the programming and station operations of its own station and subject to compliance with other requirements of the FCC’s rules and policies as well as the antitrust laws. The LMA concept is referred to in the FCC rules as “time brokerage” under which a licensee of a station is permitted to sell the right to broadcast blocks of time on its station to an entity or entities which program the blocks of time and sell their own commercial advertising announcements for their own account during the time periods in question. Under a typical JSA, two separately owned radio stations serving a common service area agree to function cooperatively in terms of advertising sales only. Under such an arrangement, the licensee of one station sells the advertising time for its own account on the other licensee’s station, but does not provide any programming to the other licensee’s station. This arrangement is also subject to ultimate control by the latter licensee.

The FCC’s multiple ownership rules specifically permit radio stations to enter into and implement LMAs, so long as the licensee of the station, which is being programmed under the LMA, maintains complete control over the operations of its station and assures compliance with applicable FCC requirements. A radio station being programmed pursuant to an LMA is considered an attributable ownership interest if the party providing the programming of the LMA either (a) owns a radio station, television station or a daily newspaper in the same market or (b) has a combined equity/debt interest in the licensee with a value exceeding 33% of the station licensee’s total assets. JSAs are not currently attributable under the FCC’s ownership rules.

Radio/Television Cross-Ownership Rule

The FCC’s radio/television cross-ownership rule currently permits the common ownership or control of more than one radio station, whether AM, FM or both, and a television station in the same market based on the number of independently owned media voices in the local market.

•	In markets with at least 20 independently owned media voices, a single entity may own up to two television stations and six radio stations. Alternatively, such an entity is permitted to own one television station and seven radio stations in the same market.

•	In a market that includes at least ten other independently owned media voices, a single entity may own one television station and up to four radio stations or, if permitted under FCC rules dealing with local television ownership, two television stations and up to four radio stations.

•	Regardless of the number of media voices in a market, a single entity may own one television station and one radio station in any market and two television stations and one radio station in markets where the FCC’s rules permit common ownership of two television stations.

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

Our parent company, Cox Broadcasting, Inc., and our indirect parent, Cox Enterprises, have attributable ownership interests in television stations located in:

•	Orlando, Florida (two stations);

•	Charlotte, North Carolina (two stations);

•	Johnstown, Pennsylvania;

•	Pittsburgh, Pennsylvania;

•	Dayton, Ohio;

•	Steubenville, Ohio;

•	Atlanta, Georgia;

•	San Francisco/San Jose, California (two stations);

•	El Paso, Texas;

•	Seattle, Washington; and

•	Reno, Nevada.

Newspaper/Broadcast Cross-Ownership Rule

The FCC’s rules currently in effect prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market. The FCC has granted a permanent waiver of the radio/newspaper cross-ownership rule only in those circumstances in which the effect of applying the rule would be “unduly harsh,” (i.e., the newspaper is unable to sell the commonly owned station, the sale would be at an artificially depressed price or the local community could not support a separately-owned newspaper and radio station). The FCC previously has granted only four permanent waivers of this rule. Our ownership of WALR-FM in Atlanta, Georgia, was granted pursuant to a temporary waiver and is conditioned on the outcome of the challenges to the FCC’s new media ownership rules, as discussed below.

Cox Enterprises, our indirect parent company, has attributable ownership interests in daily newspapers located in:

•	Grand Junction, Colorado;

•	West Palm Beach, Florida;

•	Atlanta, Georgia;

•	Greenville, Rocky Mount and Elizabeth City, North Carolina;

•	Dayton, Hamilton, Middletown and Springfield, Ohio; and

•	Austin, Longview, Lufkin, Waco, Nacogdoches and Marshall, Texas.

Cox Enterprises has a non-attributable ownership interest in a daily newspaper located in Daytona Beach, Florida.

Revisions to the FCC’s Media Ownership Rules

On June 2, 2003, the FCC adopted several new media ownership rules. Numerous parties have appealed various aspects of the new rules, and the consolidated appeals are being heard in the United States Court of Appeals for the Third Circuit. On September 3, 2003 the Third Circuit issued a stay of the new rules and, as a result, the prior media ownership rules discussed above will remain in effect until challenges to the new rules have been resolved. Briefs have been filed with the Third Circuit and oral argument took place on February 11, 2004. A decision is not expected until mid-2004, and regardless of the outcome in the Third Circuit, further appeals to the Supreme Court are likely. In summary form, the new media ownership rules as adopted by the FCC that may be applicable to Cox Radio once judicial review of the new rules has been completed are as follows.

Local Radio Limits. The FCC retained its current limits on the number of radio stations overall and the number of radio stations in a broadcast service (AM or FM) that a single party may own in a local market, but significantly revised how a market is determined. First, both commercial and non-commercial stations will be considered when determining market size. Second, the FCC will use an Arbitron-based definition of a local radio market, rather than a signal contour overlap definition as was used in the past. These changes would, in a few instances, result in currently-compliant Cox Radio ownership groupings becoming non-compliant when the new rules take effect. Newly non-compliant ownership groupings can be retained by their current owners, but such groupings cannot be sold intact to third parties, except third party small businesses that qualify under the new FCC designation of “eligible entity.” JSAs are attributable under the new rules if an entity brokers the sale of more than fifteen percent of a station’s advertising time per week. Non-compliant JSAs cannot be retained by their current owners but must be divested within two years of the effective date of the new rules. No rules were established that limit the number of radio stations that may be owned or controlled by one entity nationally.

Cross-Ownership Limits. The FCC eliminated its newspaper/broadcast and radio/television cross-ownership limits. In place of specific cross-ownership bans, the FCC adopted a general cross-ownership rule: in any market with nine or more full-power commercial and non-commercial television stations, no cross-ownership limits apply; in any market with three or fewer full-power commercial and non-commercial television stations, cross-ownership of newspapers, radio and television stations is prohibited. In mid-sized markets (four to eight television stations), an entity that owns a daily newspaper may also have an interest in either: (1) one, but not more than one, television station in combination with radio stations up to 50 percent of the applicable local radio limit for the market; or (2) radio stations up to 100 percent of the applicable local radio limit but no television station. An entity without a newspaper in markets with four to eight television stations may own as many television and radio stations as are permitted in the market under the other applicable FCC local ownership caps. The FCC rules do not directly address cross-ownership limits when an entity owns more than one newspaper. Cable ownership is not considered when reviewing cross-ownership limits.

Expansion of Cox Radio’s broadcast operations on both a local and national level will continue to be subject to the FCC’s ownership rules and any changes that ultimately may be adopted. Any relaxation of the ownership rules may increase the level of competition to the extent that our competitors may have greater resources and thereby may be in a superior position to take advantage of such changes. Any restriction may also have an effect on Cox Radio and our investors. We cannot predict the ultimate outcome of the pending judicial review of the FCC’s new media ownership rules or its impact on our business and operations.

Digital Audio Broadcasting

To facilitate the development of digital audio broadcasting, or digital radio, in October 2002, the FCC adopted interim rules that permit AM and FM stations to transmit analog and digital signals simultaneously using a single channel. The FCC’s rules permit AM (during daytime operation only) and FM stations to commence digital operation on a voluntary basis upon notification to the FCC. We began digital operation at several of our Atlanta and Miami stations during 2003. The FCC will consider long-term licensing and service rules for digital operation in a future proceeding. We cannot predict at this time the ultimate impact of this new technology on our business.

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

Employees

As of December 31, 2003, we employed 1,494 full-time and 719 part-time employees. We believe our relations with employees are satisfactory, and there are no collective bargaining agreements in effect for our employees.

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

Available Information

Our Internet address is http://www.coxradio.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amended periodic reports are available on our Internet web site.

Forward-Looking Statements

This Form 10-K includes “forward-looking” statements, which are statements that relate to our future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results, results we anticipate or results expressed or implied by such forward-looking statements. These risks and uncertainties include, among others:

•	Advertising demand in our markets;

•	The possibility that advertisers may cancel or postpone schedules in response to political events;

•	General economic and business conditions, both nationally and in the regions in which Cox Radio operates;

•	Technology changes;

•	Competition;

•	Our success in executing and integrating acquisitions;

•	Our ability to generate sufficient cash flow to meet our debt service obligations and finance operations;

•	Our ability to secure financing on acceptable terms;

•	Changes in business strategy or development plans;

•	The ability to attract and retain qualified personnel;

•	Existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	Liability and other claims asserted against Cox Radio; and

•	The level of success of our operating initiatives and strategy.

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

Risk Factors

The following factors (in addition to others) could have a material and adverse impact on our business:

Risks Associated with our Growth Strategy

Our business strategy depends on developing strong radio station clusters through the successful integration of acquired stations, including the development of under-performing radio stations and the opportunistic acquisition of additional radio stations. We intend to continue to evaluate the acquisition of additional radio stations or radio station groups. There can be no assurance that future acquisitions will be available on attractive terms or that FCC rules will continue to permit certain acquisitions. In addition, there can be no assurance that any synergies or savings will be achieved as a result of any acquisitions, that the integration of Cox Radio and new stations or management groups can be accomplished successfully or on a timely basis or that our acquisition strategy can be implemented.

Revenue Concentration

A significant portion of our business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 26%, 26% and 28% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Each of our radio stations operates pursuant to one or more licenses issued by the FCC. Under FCC rules, radio licenses are granted for a term of eight years. Our licenses expire at various times between the years 2004 and 2012. Although we will apply to renew these licenses, third parties may challenge our renewal applications. While we are not aware of facts or circumstances that would prevent us from having our current licenses renewed, there can be no assurance that the licenses will be renewed. Failure to obtain the renewal of any of our broadcast licenses or to obtain FCC approval for an assignment or transfer to Cox Radio of a license in connection with a radio station acquisition may have a material adverse effect on our business and operations. In addition, if Cox

Radio or any of its officers, directors or significant shareholders materially violates the FCC’s rules and regulations or the Communications Act, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition from a third party or on its own initiative commence a proceeding to impose sanctions upon Cox Radio which could involve the imposition of monetary fines, the revocation of our broadcast licenses or other sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the applicable radio station only after we had exhausted all rights to administrative and judicial review without success.

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

The interests of Cox Enterprises, which has interests in businesses in other industries, including television broadcasting, broadband communications, auto auctions and newspapers, may from time to time diverge from the interests of Cox Radio. There can be no assurance that any conflicts of interests will be resolved in favor of Cox Radio.

In addition, from time to time, we enter into transactions with Cox Enterprises or its affiliates and have entered into intercompany notes with Cox Enterprises to facilitate our day-to-day cash management. The Audit Committee of our Board of Directors consists of independent directors and reviews related party transactions between Cox Radio and Cox Enterprises and its other affiliates.

ITEM 2. Properties

We lease corporate office space in Atlanta, Georgia. The types of properties required to support each of our stations include offices, studios, transmitter sites and antenna sites. The transmitter sites and antenna sites generally are located so as to provide maximum market coverage.

We own transmitter and antenna sites in:

•	Atlanta, Georgia;

•	Birmingham, Alabama;

•	Bridgeport, New Haven and Stamford-Norwalk, Connecticut;

•	Dayton, Ohio;

•	Greenville, South Carolina;

•	Houston and San Antonio, Texas;

•	Jacksonville, Miami, Orlando and Tampa, Florida;

•	Long Island, New York;

•	Louisville, Kentucky; and

•	Tulsa, Oklahoma.

We lease transmitter and antenna sites in:

•	Atlanta, Georgia;

•	Birmingham, Alabama;

•	Bridgeport, New Haven and Stamford-Norwalk, Connecticut;

•	Dayton, Ohio;

•	Greenville, South Carolina;

•	Honolulu, Hawaii;

•	Houston and San Antonio, Texas;

•	Jacksonville, Miami, Orlando and Tampa, Florida;

•	Long Island, New York;

•	Louisville, Kentucky;

•	Richmond, Virginia; and

•	Tulsa, Oklahoma.

We own studio and office facilities in:

•	Birmingham, Alabama;

•	Dayton, Ohio;

•	Jacksonville, Miami and Orlando, Florida; and

•	Long Island, New York.

We lease studio and office facilities in:

•	Atlanta, Georgia;

•	Birmingham, Alabama;

•	Bridgeport, New Haven and Stamford-Norwalk, Connecticut;

•	Dayton, Ohio;

•	Greenville, South Carolina;

•	Honolulu, Hawaii;

•	Houston and San Antonio, Texas;

•	Long Island, New York;

•	Louisville, Kentucky;

•	Richmond, Virginia;

•	Jacksonville and Tampa, Florida; and

•	Tulsa, Oklahoma.

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

ITEM 3. Legal Proceedings

On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act (TCPA). The complaint seeks statutory damages in the amount of $1,500, plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “unsolicited advertisement” from a Cox Radio radio station. Cox Radio filed an answer to the complaint denying liability and asserting numerous defenses. Thereafter, proceedings in this case were stayed pending rulings by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. This stay was lifted on August 13, 2003 following rulings by the Court of Appeals in the third-party case directing the trial court to consider certain constitutional defenses raised by the defendant. On July 3, 2003, the FCC issued a Report and Order holding, among other things, that pre-recorded telephone messages by broadcasters made for the purpose of inviting consumers to listen to a free broadcast are not “unsolicited advertisements” prohibited by the TCPA. On July 28, 2003, Cox Radio requested that the plaintiffs voluntarily dismiss their claims in light of the FCC’s Report and Order. Plaintiffs subsequently refused this request, and on October 24, 2003, Cox Radio filed a motion for judgment on the pleadings seeking the dismissal of plaintiffs’ claims on grounds that the calls in question were permissible under the TCPA and the FCC’s implementing rules and, alternatively, that the application of the TCPA to the facts of this case would violate Cox Radio’s constitutional rights to free speech, equal protection and due process. On February 3, 2004, plaintiffs filed a second amended complaint in support of their contention that the messages at issue are not exempted by the terms of the FCC Report and Order. On February 19, 2004, the court ruled that the calls at issue were not prohibited by the TCPA and its implementing regulations, granted Cox Radio’s motion for judgment on the pleadings, and directed counsel to submit an order for approval. When the court enters that order, plaintiffs will have 30 days to file an appeal. Cox Radio intends to defend this action vigorously. At the present time, Cox Radio cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. The outcome of this matter cannot be predicted at this time.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section entitled “Shareholder Information” of our 2003 Annual Report to Shareholders.

ITEM 6. Selected Consolidated Financial Data

The following selected financial data have been derived from consolidated financial statements of Cox Radio. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in this report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Amounts in millions, except per share data)
Statements of income data:
Net revenues (1)	$425.9	$420.6	$395.3	$369.4	$300.5
Cost of services (exclusive of depreciation shown separately below)(2)	95.6	93.2	92.4	80.7	68.9
Selling, general and administrative	162.2	161.1	154.0	140.9	115.0
Corporate general and administrative	16.3	15.5	13.3	13.3	10.1
Depreciation	11.7	12.1	11.4	7.8	7.2
Amortization	0.1	0.1	58.2	35.2	21.9
Other (3)	0.9	0.3	(2.1)	(474.5)	(40.5)

Operating income	139.1	138.3	68.1	566.0	117.9
Interest expense, net	33.6	39.7	47.5	32.5	22.8
Net income (4)	66.6	45.9	20.7	305.9	55.3
Net income per common share – basic (5)	0.66	0.46	0.21	3.28	0.64
Net income per common share - diluted (5)	0.66	0.46	0.21	3.26	0.64
Balance sheet data (end of period):
Cash and cash equivalents	$4.2	$4.7	$8.0	$7.0	$14.7
Intangible assets, net (6)	2,074.8	2,070.0	2,095.7	2,103.0	829.3
Total assets	2,277.0	2,271.7	2,286.7	2,317.8	986.6
Total debt (including amounts due to/from Cox Enterprises)	528.5	611.5	703.4	737.5	437.2

(1)	Total revenues less advertising agency commissions. See Note 2 to the consolidated financial statements for our revenue recognition policy.
(2)	Includes programming and production expenses, which represents all costs of services (exclusive of depreciation).
(3)	Other is comprised of gains/losses on sales of assets, gains/losses on sales of radio stations, and goodwill impairment charges. In 2000 and 1999, gains on sales of radio stations were $475.2 million and $40.5 million, respectively.
(4)	Net income for 2002 includes a charge of $13.9 million related to the cumulative effect of an accounting change resulting from adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Net income for 2001 includes a charge of $0.8 million related to the cumulative effect of an accounting change resulting from adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
(5)	Basic and diluted net income per common share for the year ended December 31, 1999 have been restated to give effect to a three-for-one stock split effective May 19, 2000.
(6)	Intangible assets include FCC licenses, goodwill and other intangible assets.

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

The primary source of our revenues is the sale of local and national advertising to be broadcast on our radio stations. Historically, approximately 73% and 22% of our net revenues have been generated from local and national advertising, respectively. In addition to the sale of advertising time for cash, our stations also exchange advertising time for goods, services or programming, which can be used by the stations in their business operations. We generally confine the use of such trade transactions to promotional items or services for which we would otherwise have paid cash. Barter transactions for programming are used to supplement station program offerings. Advertising spots given up under programming arrangements are based on contractual terms. In addition, it is our general policy not to pre-empt advertising spots paid for in cash with advertising spots paid for in trade. Our most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

Critical Accounting Estimates

Use of Estimates

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the radio broadcasting industry. An accounting estimate would be a critical accounting estimate for purposes of the disclosure in this report only if it meets two criteria. First, the accounting estimate requires management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Second, it must be the case that different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period-to-period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The estimates and assumptions we use are based on historical experience and other factors, which management believes to be reasonable under the circumstances. We evaluate our estimates on an on-going basis, including those related to intangible assets, bad debts, contingencies and litigation, income taxes and fair value of financial instruments (as discussed in Quantitative and Qualitative Disclosure About Market Risk below). Actual results could differ significantly from these estimates and assumptions and could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

We believe the following are the critical accounting estimates that require the most significant judgments and assumptions and are particularly susceptible to a significant change in the preparation of our financial statements.

Impairment of Intangible Assets

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and were required to assess our FCC licenses and goodwill for impairment within the first six months of 2002 and on at least an annual basis thereafter. Intangible assets include FCC licenses, goodwill and other intangible assets. At December 31, 2003, we had approximately $2.1 billion in intangible assets, which represents approximately 91% of our total assets. The fair value of the FCC licenses is dependent on the cash flows of our stations. In assessing the recoverability of our intangible assets, we utilize independent appraisals to determine the fair market value. These appraisals principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which incorporates variables such as market advertising revenues, market revenue share projections, anticipated operating profit margins and various discount rates. The variables used in the analysis reflect historical station and advertising market growth trends, as well as anticipated performance and market conditions. Multiples of operating cash flow are also considered. In the future, if these estimates change, we may be required to record impairment charges for these assets, which could have a material impact on our financial condition, changes in financial condition or results of operations.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts and notes receivable based on a combination of factors. In circumstances where we are aware of a specific party’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other parties, the evaluation considers the balance of aged receivables, the nature and volume of the portfolio, specific problem accounts and notes receivable, and economic conditions that may affect the debtor’s ability to repay, and such other factors as, in our judgment, deserve recognition under existing economic conditions. Accounts and notes receivable are charged-off to the allowance when, in our opinion, such receivables are deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance. In addition, we consider the customer’s creditworthiness prior to revenue recognition.

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

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

	December 31, 2003	December 31, 2002	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$303,985	$308,872	$(4,887)	(1.6)%
National	96,228	89,935	6,293	7.0%
Other	25,660	21,785	3,875	17.8%

Total net revenues	$425,873	$420,592	$5,281	1.3%

Net revenues are gross revenues less agency commissions. Local revenues are comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenues represent sales made to advertisers/agencies who are purchasing advertising for multiple markets; these sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. Other revenues are comprised of Internet revenues, barter revenues, syndicated radio program revenues, network revenues and revenues from community events and sponsorships.

Net revenues for 2003 increased $5.3 million to $425.9 million, a 1.3% increase compared to 2002. Local revenues decreased 1.6% and national revenues increased 7.0% over 2002. Overall growth in revenues was primarily a result of the focus on our core strategy, which includes managing our inventories, maintaining our competitive rates and the successful execution of our consultative selling strategy.

During 2003, 10 of our 18 station clusters delivered revenue growth that either matched or outpaced their respective markets as reported in the Miller Kaplan Market Revenue Reports. Clusters with solid revenue growth were Orlando, Tampa, Richmond, Dayton, Louisville and Greenville-Spartanburg. These increases in revenues were partially offset by decreases in Atlanta, Long Island, Birmingham, Southern Connecticut and Tulsa. In February 2003, WFOX-FM was reformatted to an urban contemporary format in response to the changing preferences of its targeted audience in the Atlanta, Georgia market. Revenues at WFOX-FM decreased $4.7 million compared to 2002 as we educated the market about the new format and realigned advertisers for the new target audience. Excluding WFOX-FM, net revenues in Atlanta were up 3% for 2003.

	December 31, 2003	December 31, 2002	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation shown separately below)	$95,617	$93,152	$2,465	2.6%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services for 2003 increased $2.5 million to $95.6 million compared to 2002. The most significant increases were in Atlanta and Orlando, which consisted primarily of higher sports programming costs and costs associated with the reformatting of WFOX-FM. In addition, syndicated programming expenses increased as a result of new programming. These increases were offset by the reversal of music license fee accruals of approximately $1.0 million as a result of the resolution of the license fee rate-making proceedings between the radio industry and Broadcast Music, Inc. See Note 15 to the audited consolidated financial statements for additional information on this matter.

	December 31, 2003	December 31, 2002	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$162,173	$161,093	$1,080	0.7%

Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased $1.1 million in 2003 compared to 2002. Promotional expenses increased during the first half of 2003 mainly due to increased promotional spending to maintain our competitive advantage and to promote the newly re-formatted WFOX-FM in Atlanta. However, promotional spending was scaled back during the last half of 2003 due to lagging local revenues. Selling expenses increased largely as a result of increased compensation costs, including higher sales commissions directly related to increased revenues during the first half of 2003, offset by a decrease in sales costs due to a change in the sales compensation structure in Atlanta and Southern Connecticut and a decrease in incentive compensation during 2003 as compared to 2002. In addition, bad debt expenses decreased during 2003.

	December 31, 2003	December 31, 2002	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$16,272	$15,489	$783	5.1%
Depreciation	11,714	12,096	(382)	(3.2)%
Amortization	117	118	(1)	(0.8)%
Other	888	313	575	183.7%

The increase in corporate general and administrative expenses can be attributed to annual salary increases, increased insurance rates, increased professional fees related to the documentation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, costs associated with employee relocation, and higher pension expense due to lower than expected investment returns and a lower discount rate used to measure pension expense. These increases were offset by reductions to incentive compensation accruals based on station operational performance and savings related to creating an in-house research department during the prior year.

Other includes gains/losses on sales of assets, gains/losses on sales of radio stations and goodwill impairment charges. There were no significant changes in depreciation or amortization, no material sales of assets and no sales of radio stations during 2003. A goodwill impairment charge of $0.3 million was recorded in 2003.

	December 31, 2003	December 31, 2002	$ Change	% Change
	(Amounts in thousands)
Operating income	$139,092	$138,331	$761	0.6%

Operating income for 2003 increased $0.8 million to $139.1 million. This was primarily as a result of an increase in net revenues in excess of operating expenses as discussed above.

	December 31, 2003	December 31, 2002	$ Change	% Change
	(Amounts in thousands)
Interest expense	$33,575	$39,682	$(6,107)	(15.4)%

Interest expense during 2003 totaled $33.6 million, as compared to $39.7 million for 2002. This was as a result of lower overall outstanding debt, as well as a lower average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.25% notes with the proceeds from our five-year revolving credit facility. The average rate on our credit facility was 1.9% for 2003. In addition, the expense decreased due to a decrease in the average interest rate on our outstanding floating rate debt.

	December 31, 2003	December 31, 2002	$ Change	% Change
	(Amounts in thousands)
Income taxes:
Current	$19,307	$14,722	$4,585	31.1%
Deferred	19,114	23,576	(4,462)	(18.9)%

Total income taxes	$38,421	$38,298	$123	0.3%

Our effective income tax rates for 2003 and 2002 were approximately 36.6% and 39.0% respectively. In 2003, we determined that a lower effective tax rate for state income taxes was appropriate based on the states in which we currently operate and the relative statutory rates, apportionment factors, and taxable income applicable to those states. Accordingly, an adjustment of approximately $2.9 million was recorded in 2003, which decreased reported deferred income taxes.

	December 31, 2003	December 31, 2002	$ Change	% Change
	(Amounts in thousands)
Net income	$66,625	$45,941	$20,684	45.0%

Net income for 2003 was $66.6 million compared to $45.9 million for 2002. This increase was primarily as a result of a $13.9 million after-tax loss related to the cumulative effect of an accounting change as a result of adopting SFAS No. 142 in the first quarter of 2002, coupled with the increase in operating income and decrease in interest expense for 2003, as discussed above.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

	December 31, 2002	December 31, 2001	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$308,872	$292,507	$16,365	5.6%
National	89,935	81,275	8,660	10.7%
Other	21,785	21,521	264	1.2%

Total net revenues	$420,592	$395,303	$25,289	6.4%

The increase in total net revenues was primarily a result of revenue growth in a majority of our radio clusters. The leaders with double-digit revenue growth over 2001 were: Houston, up 16%; Richmond, up 16%; Tampa, up 16%; Long Island, up 14%; Louisville, up 13%; Jacksonville, up 12%; Honolulu, up 11%; and Miami, up 11%. In Atlanta, our largest market, revenues were down 1% versus 2001 primarily as a result of a lackluster performance from WFOX-FM during 2002. Excluding WFOX-FM, net revenues in Atlanta would have been up 1% during 2002.

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

	December 31, 2002	December 31, 2001	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation shown separately below)	$93,152	$92,412	$740	0.8%

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

	December 31, 2002	December 31, 2001	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$161,093	$153,945	$7,148	4.6%

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

	December 31, 2002	December 31, 2001	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$15,489	$13,280	$2,209	16.6%
Depreciation	12,096	11,392	704	6.2%
Amortization	118	58,243	(58,125)	(99.8)%
Other	313	(2,097)	2,410	—

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

Depreciation increased as a result of additions to property and equipment during 2002 totaling approximately $11.9 million. Amortization decreased during 2002 because we adopted SFAS No. 142, which requires that goodwill and certain indefinite lived intangible assets, primarily our FCC licenses, no longer be amortized but instead be tested for impairment at least annually. Amortization for 2002 represents expense for definite lived intangible assets only and is consistent with amortization expense for such assets in 2001. See Note 7 to our consolidated financial statements included in this report for further discussion of our adoption of SFAS No.142.

Gains on sales of radio stations, included in other, decreased during 2002, primarily as a result of the sale of WHOO-AM in Orlando in 2001, which generated a pre-tax gain of $2.4 million. During 2002, we disposed of the assets related to certain radio stations in the Jacksonville and Honolulu markets, resulting in a pre-tax gain totaling $0.3 million. In 2001, we disposed of the assets related to certain radio stations in the Orlando, Tulsa and Richmond markets, resulting in a pre-tax loss of $0.1 million.

	December 31, 2002	December 31, 2001	$ Change	% Change
	(Amounts in thousands)
Operating income	$138,331	$68,128	$70,203	103.0%

Operating income increased primarily as a result of the implementation of SFAS No.142 as discussed above. In addition, operating income increased due to increased revenues partially offset by the increase in station operating, selling and general and administrative expenses as well as corporate general and administrative expenses as discussed above.

	December 31, 2002	December 31, 2001	$ Change	% Change
	(Amounts in thousands)
Interest expense	$39,682	$49,008	$(9,326)	(19.0)%

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

	December 31, 2002	December 31, 2001	$ Change	% Change
	(Amounts in thousands)
Income taxes:
Current	$14,722	$10,180	$4,542	44.6%
Deferred	23,576	(11,487)	35,063	305.2%

Total income taxes	$38,298	$(1,307)	$39,605	3030.2%

Our effective income tax rate for 2002 was approximately 39%. In 2001, we determined that a lower effective tax rate for state income taxes was appropriate based on the states in which we currently operate and the relative statutory rates, apportionment factors, and taxable income applicable to those states. Accordingly, an adjustment of approximately $10.9 million was recorded in 2001, which decreased reported deferred income taxes. The decline in our effective income tax rate from 2001 to 2002 is due to elimination of non-deductible amortization for tax purposes resulting from the adoption of SFAS No. 142 as discussed in Note 7 to our consolidated financial statements included in this report.

	December 31, 2002	December 31, 2001	$ Change	% Change
	(Amounts in thousands)
Net income	$45,941	$20,691	$25,250	122.0%

Net income increased primarily as a result of the reasons discussed above and offset by a $13.9 million after-tax charge in 2002 related to the cumulative effect of an accounting change as a result of adopting SFAS No. 142.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our primary sources of liquidity are cash provided by operations and through borrowings under our bank credit facilities. Net cash from operations results primarily from net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains or losses on sales of radio stations, goodwill impairment and changes in working capital accounts. In comparing 2003 to 2002, net cash provided by operating activities decreased $6.1 million due to changes in working capital of $7.4 million offset by the effects of the cumulative effect of accounting change and lower net income in the prior year. Net cash provided by operating activities in 2002 increased $13.0 million from 2001 due to higher net income, changes in amortization, deferred income taxes and working capital, as well as the cumulative effect of an accounting change, in 2002. We expect future net cash provided by operating activities to provide sufficient funding for our operations in the near term. Primary uses of liquidity include debt service (as discussed below), acquisitions, capital expenditures and investment in signal upgrades. The following table summarizes our acquisitions, capital expenditures and investment in signal upgrades for the years presented below:

	2003	2002	2001
	(Amounts in thousands)
Acquisitions	$239	$484	$50,216
Capital expenditures	10,549	11,891	17,001
Investment in signal upgrades	9,929	12,154	1,862

We have an effective universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts. At December 31, 2003, $244.8 million was available under the universal shelf registration statement.

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

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Our borrowings from Cox Enterprises are due on demand, but are typically repaid within 30 days. On December 4, 2003, we entered into a revolving promissory note with Cox Enterprises to define the intercompany borrowing rate as Cox Enterprises’ current commercial paper borrowing rate (1.0% at December 31, 2003). Prior to amending the intercompany note in December 2003, advances from Cox Enterprises accrued interest at Cox Enterprises’ commercial paper borrowing rate plus 40 basis points (2.1% at December 31, 2002). We had approximately $6.3 million and $3.1 million in amounts due from Cox Enterprises at December 31, 2003 and 2002, respectively.

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

Debt Service

On June 30, 2000, we entered into a $350 million, five-year senior unsecured revolving credit facility. On June 27, 2003, we renewed our existing $150 million 364-day senior unsecured revolving credit facility. The interest rate for both the 364-day facility and the five-year facility is, at our option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	the London Interbank Offered Rate (LIBOR) plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or

•	the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt.

Under the 364-day facility, we may also choose an interest rate based on the federal funds rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt and certain financial covenants. The 364-day facility also provides for a letter of credit facility. The facilities include commitment fees on the unused portion of the total amount available of 0.09% to 0.25%, in the case of the five-year facility, and 0.20% in the case of the 364-day facility, based on the credit ratings of Cox Radio’s senior long-term debt. Each facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within each credit facility. At December 31, 2003, Cox Radio was in compliance with these covenants. Our credit facilities contain events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. We are not in default under our credit facilities. We have a “term-out” feature in the 364-day credit agreement that allows us to extend the maturity of the 364-day credit agreement for an additional two years at maturity. At December 31, 2003, we had $185 million of outstanding indebtedness under the five-year facility with $165 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 1.8% at December 31, 2003. At December 31, 2002, we had approximately $165 million of outstanding indebtedness under the five-year facility with $185 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 2.1% at December 31, 2002. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 10 to our consolidated financial statements for a discussion of Cox Radio’s interest rate swap agreements.

In May 2003, the $100 million principal amount of our 6.25% notes was repaid at maturity using funds from the five-year credit facility. We currently have $350 million in outstanding debt securities.

Principal Amount	Interest Rate	Maturity
$100 million (1)	6.375%	May 2005
$250 million (2)	6.625%	February 2006

(1)	At December 31, 2003 and 2002, the estimated aggregate fair value of the 6.375% notes was approximately $106.2 million and $106.5 million, respectively, based on quoted market prices.
(2)	At December 31, 2003 and 2002, the estimated fair value of the 6.625% notes was approximately $269.9 million and $269.3 million, respectively, based on quoted market prices.

Off-Balance Sheet Arrangements

Cox Radio’s off-balance sheet arrangements consist primarily of lease commitments and contracts for sports programming and on-air personalities (which are disclosed in Note 9 to Cox Radio’s consolidated financial statements included in this report) and the guarantee discussed below. Cox Radio does not have any majority-owned subsidiaries that are not included in its consolidated financial statements, nor does Cox Radio have any interests in or relationships with any variable interest entities.

In April 2000, Cox Radio entered into a JSA for KGMZ-FM serving Honolulu, Hawaii and simultaneously guaranteed Honolulu Broadcasting, Inc.’s financing for the acquisition of this station in the amount of $6.6 million. In February 2001, Cox radio entered into another JSA agreement with Honolulu Broadcasting to provide sales and marketing services for WARV-FM, serving Richmond, Virginia, and simultaneously guaranteed Honolulu Broadcasting’s financing for the acquisition of this station in the amount of $1.0 million. The total guarantee at December 31, 2002 was $7.6 million.

During February 2003, Honolulu Broadcasting sold WARV-FM, terminating the related JSA and repaid the indebtedness of $1.0 million. This reduced the collective amount of Cox Radio’s guarantee from $7.6 million to $6.6 million.

At December 31, 2003, the guarantee of certain senior debt of Honolulu Broadcasting totaled $6.6 million. This debt consists of a one-year renewable term loan secured by the assets of KGMZ-FM, the proceeds of which were used by Honolulu Broadcasting to finance the purchase of this station. Cox Radio provides sales and marketing services under a JSA to this station pursuant to which Cox Radio sells advertising on the station, which it records as revenues, provides marketing services for the station, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt. In addition, Cox Radio believes the sale of KGMZ-FM would result in sufficient proceeds to repay the outstanding debt and considers the degree of risk related to this guarantee insignificant. See Note 9 to our consolidated financial statements included in this report.

Summary Disclosures about Contractual Obligations

Cox Radio also has various commitments under the following types of contracts: non-cancelable operating leases; long-term debt; interest payments on long-term debt; and other operating contracts, including contracts for sports programming and on-air personalities. The aggregate minimum annual commitments associated with these contracts as of December 31, 2003 were as follows:

	Payments Due by Period
	Total	2004	2005 and 2006	2007 and 2008	After 2008
	(Amounts in thousands)
Operating leases	$47,702	$6,676	$12,614	$9,506	$18,906
Long-term debt (1)	535,000	—	535,000	—	—
Interest on long-term debt (2)	57,026	30,183	26,585	258	—
Other operating contracts	39,483	24,595	13,076	1,798	14

Total	$679,211	$61,454	$587,275	$11,562	$18,920

(1)	Amounts due in 2005 include $185 million due upon and assuming the expiration of our five-year credit facility and $100 million aggregate principal amount of the 6.375% notes due at maturity. Our current intention and expectation is to enter into a new credit facility at or shortly before expiration of our existing five-year facility. Amounts due in 2006 include $250 million aggregate principal amount of the 6.625% notes due at maturity.
(2)	These amounts represent future cash interest payments related to debt obligations based on the fixed and variable rates specified in our indenture and credit agreements, including the impact of our interest rate swap agreements. Payments related to variable rate debt under our five-year credit facility are based on the minimum specified margin plus the base rate, LIBOR, in effect at December 31, 2003, and the portion of such variable rate debt subject to interest rates swaps is adjusted for and based on the fixed rate in such interest rate swaps. These estimates assume that debt is repaid and not refinanced at maturity. Our future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

Transactions with Affiliated Companies

Cox Radio receives certain management services from, and has entered into certain transactions with, Cox Enterprises. Costs of the management services that are allocated to Cox Radio are based on actual direct costs incurred or on Cox Enterprises’ estimate of expenses relative to the management services provided to other subsidiaries of Cox Enterprises. Cox Radio believes that these allocations were made on a reasonable basis, and that receiving these management services from Cox Enterprises creates cost efficiencies, however, there has been no study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The services and transactions described below have been reviewed by Cox Radio’s Audit Committee, which has determined that such services and transactions are fair and in the best interest of Cox Radio.

Cox Radio receives day-to-day cash management services from Cox Enterprises, with settlements of outstanding balances between Cox Radio and Cox Enterprises occurring periodically at market interest rates. As a part of these services, Cox Enterprises transfers funds to cover Cox Radio’s checks presented for payment and Cox Radio records a book overdraft, which is classified as accounts payable in the accompanying balance sheets. Book overdrafts of $4.9 million and $3.8 million existed at December 31, 2003 and 2002, respectively, as a result of Cox Radio’s checks outstanding. The amounts due to or from Cox Enterprises are generally due on demand and represent the net balance of the intercompany transactions. On December 4, 2003, Cox Radio entered into a revolving promissory note with Cox Enterprises to define the commercial borrowing rate as Cox Enterprises’ current commercial paper borrowing rate. Prior to amending the intercompany note in December 2003, advances from Cox Enterprises accrued interest at Cox Enterprises’ commercial paper borrowing rate plus 40 basis points. During 2003 and 2002, Cox Enterprises’ weighted average commercial paper rates ranged from 1.0% to 1.6% and from 1.6% to 2.3%, respectively. The amounts due from Cox Enterprises totaled $6.3 million and $3.1 million as of December 31, 2003 and 2002, respectively.

Cox Radio receives certain management services from Cox Enterprises and its wholly-owned subsidiary, Cox Broadcasting, including management and financial advisory services, legal, corporate secretarial, tax, internal audit, risk management, purchasing and materials management, employee benefit (including pension plan) administration, fleet, engineering and other support services. Expenses allocated for these services are included in corporate general and administrative expenses in our consolidated financial statements. Cox Radio was allocated expenses for the years ended December 31, 2003, 2002 and 2001 of approximately $3.1 million, $3.3 million and $3.1 million, respectively, related to these services.

In connection with these management services, Cox Radio reimburses Cox Enterprises for payments made to third-party vendors for certain goods and services provided to Cox Radio under arrangements made by Cox Enterprises on behalf of Cox Enterprises and its affiliates, including Cox Radio. Cox Radio believes such arrangements result in Cox Radio receiving such goods and services at more attractive pricing than Cox Radio would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through Cox Enterprises’ insurance program, which provides coverage for all of its affiliates, including Cox Radio. Rather than self-insuring these risks, Cox Enterprises purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of Cox Enterprises, including James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and his sister, who each own 25%. This insurance company is an insurer and re-insurer on various insurance policies purchased by Cox Enterprises, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox Radio’s loss experience consistent with insurance industry practice. Cox Radio’s portion of these insurance costs was approximately $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Cox Radio’s employees participate in certain Cox Enterprises employee benefit plans, and Cox Radio made payments to Cox Enterprises in 2003, 2002 and 2001 for the costs incurred by reason of such participation, including self-insured employee medical insurance costs of approximately $8.3 million, $6.8 million and $5.5 million; retiree medical payments of approximately $0.1 million for each year; postemployment benefits of approximately $0.6 million, $0.6 million and $0.4 million; and executive pension plan payments of approximately $0.9 million, $0.7 million and $0.9 million, respectively.

The new headquarters building is leased by Cox Enterprises from a partnership that in turn is indirectly owned by descendents of Governor James M. Cox, the founder of Cox Enterprises, with an indirect 36% interest held in the aggregate by the children of James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and an indirect less than 3% interest held in the aggregate by Mr. Kennedy, his mother and his sister. Cox Radio pays rent and certain other occupancy costs to Cox Enterprises for space in Cox Enterprises’ corporate headquarters building. During 2002, Cox Enterprises, Cox Radio and certain other affiliates of Cox Enterprises moved to a new headquarters building. Rent and occupancy expense is allocated based on occupied space. Related rent and occupancy expense was approximately $0.6 million, $0.3 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Included in the amounts due from (to) Cox Enterprises are the following transactions:

(Amounts in thousands)
Intercompany due from Cox Enterprises, December 31, 2000	$17,268

Cash transferred to Cox Enterprises	305,523
Acquisitions	(50,216)
Payments on revolver	(300,000)
Net proceeds from issuance of senior notes	249,667
Net operating expense allocations and reimbursements	(221,158)

Intercompany due from Cox Enterprises, December 31, 2001	1,084

Cash transferred to Cox Enterprises	318,777
Acquisitions	(484)
Payments on revolver	(90,000)
Net operating expense allocations and reimbursements	(226,318)

Intercompany due from Cox Enterprises, December 31, 2002	3,059

Cash transferred to Cox Enterprises	423,611
Acquisitions	(239)
Borrowings on revolver	20,000
Repayment of 6.25% notes	(100,000)
Net operating expense allocations and reimbursements	(340,147)

Intercompany due from Cox Enterprises, December 31, 2003	$6,284

Cox Radio has estimated that the carrying value of intercompany advances approximates fair value, given the short-term nature of these advances.

Cox Radio has entered into lease agreements with Cox Broadcasting with respect to studio and tower site properties in Atlanta, Georgia and Dayton, Ohio that are used for Cox Radio’s radio operations in those markets. The annual rental cost in the aggregate was approximately $0.6 million for each of the years ended December 31, 2003, 2002 and 2001.

In November 2000, Cox Radio and Cox Interactive Media, Inc., a wholly-owned subsidiary of Cox Enterprises, entered into two agreements concerning the operation of Cox Radio’s web sites, which had previously been designed, developed and operated by Cox Interactive Media. The first agreement provided for the transition of operations of the Cox Radio web sites to the newly created Cox Radio division CXRi. The second, a cross-promotion agreement provided that each party would promote the other in certain common markets, and contemplated that the same terms and conditions would be applicable to any new common markets that arise over the term. In 2002, Cox Interactive Media ceased operating web sites in the markets covered by the cross-promotion agreement and consequently the parties mutually agreed to cease cross promotion. Cox Radio recognized both income and expense related to the agreement of approximately $1.0 million and $1.6 million in 2002 and 2001, respectively.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 became effective for Cox Radio on July 1, 2003. The adoption of this standard did not have any impact on Cox Radio’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB’s Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have any impact on Cox Radio’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R).

Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of this revised interpretation. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ended after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004.

Cox Radio would apply the provisions of FIN 46R for any special purpose entities for the period ended after December 15, 2003. All other variable interest entities would be accounted for under FIN 46R for the periods after March 15, 2004. Cox Radio does not have any interest in special purpose entities or any other variable interest entities. The adoption of FIN 46R is not expected to have a material impact on Cox Radio’s results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132R), which retains the disclosure requirements in SFAS 132 and contains additional requirements. These additional requirements include disclosures about a plan sponsor’s investment strategies, detailed information of plan assets, expected future cash flow requirements, and interim disclosures related to periodic benefit cost. This Statement is effective for financial statements for fiscal years ending after December 15, 2003. Cox Radio participates in Cox Enterprises’ pension and postretirement plans. Cox Radio’s disclosures about pensions and postretirement benefits are presented in Note 11 to the consolidated financial statements.

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

Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $50 million in notional principal amount of debt for fixed interest rates. These agreements have an average annual fixed rate of 6.3% and an average remaining maturity of 2.25 years. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 10 to the consolidated financial statements included herein. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, Cox Radio does not anticipate nonperformance by such counterparties, and no material loss would be expected in the event of the counterparties’ nonperformance. The estimated fair value of the swap agreements, based on current market rates, approximated a net payable of $3.9 million and $5.8 million at December 31, 2003 and 2002, respectively. The fair value of the swap agreements at December 31, 2003 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps. The market risk for the interest rate swaps is mitigated as the variable rate received is hedged to the variable rate paid on the credit facility. A hypothetical one percentage point increase or decrease in interest rates would be fully offset by the interest rate variance applicable to the credit facility.

The determination of the estimated fair value of Cox Radio’s fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of the fixed-rate debt instruments at December 31, 2003 was $376.1 million, compared to a carrying amount of $349.7 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2002 was $477.1 million, compared to a carrying amount of $449.6 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of the fixed-rate debt instruments from $376.1 million to $382.9 million at December 31, 2003, and from $477.1 million to $487.6 million at December 31, 2002.

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

ITEM 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Cox Radio, Inc.

We have audited the accompanying consolidated balance sheets of Cox Radio, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142. As discussed in Note 10 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities to conform with Statement of Financial Accounting Standards No. 133, as amended.

/s/  DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 27, 2004

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,202	$4,681
Accounts and notes receivable, less allowance for doubtful accounts of $4,229 and $4,791, respectively	82,750	86,876
Prepaid expenses and other current assets	7,194	7,567
Amounts due from Cox Enterprises.	6,284	3,059

Total current assets	100,430	102,183
Property and equipment, net	78,333	79,304
FCC licenses and other intangible assets, net	2,028,798	2,023,525
Goodwill	46,033	46,514
Other assets	23,432	20,186

Total assets	$2,277,026	$2,271,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$28,602	$27,821
Accrued salaries and wages	4,139	6,449
Accrued interest	7,230	7,966
Income taxes payable	10,937	12,109
Other current liabilities	2,924	2,083

Total current liabilities	53,832	56,428
Notes payable	534,744	614,602
Deferred income taxes	502,015	482,286
Other long term liabilities	4,767	6,907

Total liabilities	1,095,358	1,160,223

Commitments (Note 9) and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 41,718,469 and 41,571,789 shares issued and 41,590,198 and 41,450,595 shares outstanding at December 31, 2003 and 2002, respectively	13,767	13,719
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at December 31, 2003 and 2002	19,382	19,382
Additional paid-in capital	626,499	624,049
Accumulated other comprehensive loss, net of tax	(1,863)	(3,082)
Retained earnings	525,729	459,104

	1,183,514	1,113,172
Less: Class A common stock held in treasury (128,271 and 121,194 shares at cost, respectively)	(1,846)	(1,683)

Total shareholders’ equity	1,181,668	1,111,489

Total liabilities and shareholders’ equity	$2,277,026	$2,271,712

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands, except per share data)
Net revenues:
Local	$303,985	$308,872	$292,507
National	96,228	89,935	81,275
Other	25,660	21,785	21,521

Total net revenues	425,873	420,592	395,303
Operating expenses:
Cost of services (exclusive of depreciation shown separately below)	95,617	93,152	92,412
Selling, general and administrative	162,173	161,093	153,945
Corporate general and administrative	16,272	15,489	13,280
Depreciation	11,714	12,096	11,392
Amortization	117	118	58,243
Other operating expenses, net	888	313	(2,097)

Operating income	139,092	138,331	68,128
Other income (expense):
Interest income	8	32	1,527
Interest expense	(33,575)	(39,682)	(49,008)
Other	(479)	(508)	(476)

Income before income taxes and cumulative effect of accounting change	105,046	98,173	20,171

Current income tax expense	19,307	14,722	10,180
Deferred income tax expense (benefit)	19,114	23,576	(11,487)

Total income tax expense (benefit)	38,421	38,298	(1,307)

Income before cumulative effect of accounting change	66,625	59,875	21,478
Cumulative effect of accounting changes, net of tax	—	(13,934)	(787)

Net income	$66,625	$45,941	$20,691

Net income per share – basic
Income before cumulative effect of accounting change	$0.66	$0.60	$0.22
Cumulative effect of accounting changes	—	(0.14)	(0.01)

Net income per common share	$0.66	$0.46	$0.21

Net income per share – diluted
Income before cumulative effect of accounting change	$0.66	$0.60	$0.22
Cumulative effect of accounting changes	—	(0.14)	(0.01)

Net income per common share	$0.66	$0.46	$0.21

Weighted average common shares outstanding - basic	100,238	100,098	99,720
Weighted average common shares outstanding - diluted	100,542	100,532	100,188

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2000	40,694	$13,429	58,733	$19,382	$610,126	$—	$392,472	120	$(1,651)	$1,033,758

Comprehensive income:
Net income	—	—	—	—	—	—	20,691	—	—	20,691
Cumulative effect of adopting SFAS No. 133	—	—	—	—	—	(707)	—	—	—	(707)
Unrealized loss on cash flow hedges	—	—	—	—	—	(1,525)	—	—	—	(1,525)
Reclassification to earnings of transition adjustments	—	—	—	—	—	173	—	—	—	173

Comprehensive income										18,632

Repurchase of Class A common stock	—	—	—	—	—	—	—	—	(4)	(4)
Issuance of Class A common stock related to incentive plans including tax benefit of $2.6 million	576	190	—	—	8,677	—	—	—	—	8,867

Balance at December 31, 2001	41,270	13,619	58,733	19,382	618,803	(2,059)	413,163	120	(1,655)	1,061,253

Comprehensive income:
Net income	—	—	—	—	—	—	45,941	—	—	45,941
Unrealized loss on cash flow hedges	—	—	—	—	—	(1,182)	—	—	—	(1,182)
Reclassification to earnings of transition adjustments	—	—	—	—	—	159	—	—	—	159

Comprehensive income										44,918

Repurchase of Class A common stock	—	—	—	—	—	—	—	1	(28)	(28)
Issuance of Class A common stock related to incentive plans including tax benefit of $2.0 million	302	100	—	—	5,246	—	—	—	—	5,346

Balance at December 31, 2002	41,572	13,719	58,733	19,382	624,049	(3,082)	459,104	121	(1,683)	1,111,489

Comprehensive income:
Net income	—	—	—	—	—	—	66,625	—	—	66,625
Unrealized gain on interest rate swaps	—	—	—	—	—	1,101	—	—	—	1,101
Reclassification to earnings of transition adjustments	—	—	—	—	—	118	—	—	—	118

Comprehensive income										67,844

Repurchase of Class A common stock	—	—	—	—	—	—	—	7	(163)	(163)
Issuance of Class A common stock related to incentive plans including tax benefit of $0.8 million	146	48	—	—	2,450	—	—	—	—	2,498

Balance at December 31, 2003	41,718	$13,767	58,733	$19,382	$626,499	$(1,863)	$525,729	128	$(1,846)	$1,181,668

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$66,625	$45,941	$20,691
Items not requiring cash:
Depreciation	11,714	12,096	11,392
Amortization	117	118	58,243
Deferred income taxes	19,114	23,576	(11,487)
Tax benefit of stock options exercised	812	1,953	2,595
Other	888	313	(2,097)
Cumulative effect of accounting change, net of tax	—	13,934	787
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Decrease (increase) in accounts receivable	4,126	(4,110)	10,395
Decrease (increase) in prepaid expenses and other current assets	296	2,177	(1,636)
(Decrease) increase in accounts payable and accrued expenses	(170)	5,930	(4,842)
(Decrease) increase in accrued salaries and wages	(2,310)	528	87
(Decrease) increase in accrued interest	(736)	(126)	2,625
(Decrease) increase in income taxes payable	(1,172)	4,097	6,888
Other, net	1,061	25	(208)

Net cash provided by operating activities	100,365	106,452	93,433

Cash flows from investing activities:
Capital expenditures	(10,549)	(11,891)	(17,001)
Acquisitions and related expenses, net of cash acquired	(239)	(484)	(50,216)
Decrease in other long-term assets	694	759	244
Investment in signal upgrades	(9,929)	(12,154)	(1,862)
Proceeds from sales of assets	18	394	89
Proceeds from sale of radio stations	—	3,457	6,129

Net cash used in investing activities	(20,005)	(19,919)	(62,617)

Cash flows from financing activities:
Net borrowings (repayments) of revolving credit facilities	20,000	(90,000)	(300,000)
Repayment of 6.25% notes	(100,000)	—	—
Proceeds from issuance of senior notes	—	—	249,667
Proceeds from stock options exercised	1,686	3,393	6,272
Repurchase of Class A common stock	(163)	(28)	(4)
Increase (decrease) in book overdrafts	1,099	(975)	4
Payment of debt issuance costs	(236)	(223)	(1,928)
(Increase) decrease in amounts due to/from Cox Enterprises, net	(3,225)	(1,980)	16,184

Net cash used in financing activities	(80,839)	(89,813)	(29,805)

Net (decrease) increase in cash and cash equivalents	(479)	(3,280)	1,011
Cash and cash equivalents at beginning of year	4,681	7,961	6,950

Cash and cash equivalents at end of year	$4,202	$4,681	$7,961

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

Revenue Recognition

Cox Radio recognizes revenues when the following conditions are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed and determinable; and collectibility is reasonably assured. These criteria are generally met for advertising revenue at the time an advertisement is broadcast. Advertising revenue is recorded net of advertising agency commissions. Agency commissions, when applicable, are calculated based on a stated percentage applied to gross revenues. Cox Radio records an allowance for doubtful accounts based on historical information, analysis of credit memo data and any other relevant factors.

Barter Arrangements

Barter transactions are recorded at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when commercials are broadcast. Products or services are recorded when the products or services are received. If commercials are broadcast before the receipt of products or services, a barter receivable is recorded. If products or services are received before the broadcast of commercials, a barter payable is recorded.

Corporate General and Administrative Expenses

Corporate general and administrative expenses consist of corporate overhead costs not specifically allocable to any of Cox Radio’s individual stations.

Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2003, 2002 and 2001 were $7.7 million, $8.4 million and $8.0 million, respectively.

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

Other Assets

Other assets consist primarily of investments in signal upgrades. Signal upgrades represent Cox Radio’s process of enhancing selected stations’ signal strength. Upon completion of each signal upgrade, Cox Radio reclassifies the costs incurred for the upgrade to FCC licenses. The amount reclassified is validated based upon an independent appraisal of the FCC license after the upgrade is completed. Impairment on other assets is evaluated in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Impairment of Long-Lived Assets

Cox Radio accounts for long-lived assets in accordance with SFAS No. 144. Long-lived assets are required to be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Cox Radio assesses the recoverability based on a review of estimated undiscounted cash flows. Long-lived assets to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell.

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

Pension and Postretirement Benefits

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

Incentive Compensation Plans

Cox Radio accounts for stock compensation in accordance with the requirements of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note 12 for a general description of the plans referred to below. Cox Radio did not recognize any compensation expense related to the incentive compensation plans under APB Opinion No. 25 for the years ended December 31, 2003, 2002 and 2001.

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires disclosure of the pro forma effects on net income and earnings per share as if Cox Radio had adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The following tabular presentation reflects the assumptions used in the determination of fair value utilizing the Black-Scholes model.

Cox Radio Employee Stock Purchase Plans

The fair value of the employees’ purchase rights granted under these plans was determined using the Black-Scholes model with the following assumptions as of the enrollment dates listed below:

	June 13, 2003	December 15, 2002	June 15, 2002	November 30, 2001	September 16, 1999
Risk-free interest rate	0.73%	1.09%	2.36%	2.50%	5.67%
Expected life	0.55 years	1.04 years	1.54 years	2.08 years	2.0 years
Expected stock price volatility	40.24%	44.86%	45.29%	44.65%	34.00%
Expected dividend yield	n/a	n/a	n/a	n/a	n/a
Fair value at enrollment date	$5.52	$6.01	$8.14	$8.91	$6.29

Cox Radio Amended and Restated Long-Term Incentive Plan

The fair value of the options granted during 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Grant Date
	2003	2002	2001
Risk-free interest rate	3.27%	5.02%	4.94%
Expected life	6 years	6 years	6 years
Expected stock price volatility	41.92%	44.70%	40.82%
Expected dividend yield	n/a	n/a	n/a
Fair value at grant date	$9.43	$12.38	$10.33

Had compensation cost for the Long-Term Incentive Plan and Employee Stock Purchase Plans been determined based on the fair value at the grant or enrollment dates for the above awards in accordance with the fair value provisions of SFAS No. 123 and the disclosure provisions of SFAS No. 148, Cox Radio’s net income and net income per share in 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated below, based on the assumptions discussed above:

	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands, except per share data)
Net income, as reported	$66,625	$45,941	$20,691
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,082)	(8,571)	(4,887)

Pro forma net income	$56,543	$37,370	$15,804

Earnings per share:
Basic – as reported	$0.66	$0.46	$0.21

Basic – pro forma	$0.56	$0.37	$0.16

Diluted – as reported	$0.66	$0.46	$0.21

Diluted – pro forma	$0.56	$0.37	$0.16

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 26%, 26% and 28% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 became effective for Cox Radio on July 1, 2003. The adoption of this standard did not have any impact on Cox Radio’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for decisions made as part of the FASB’s Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have any impact on Cox Radio’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R).

Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of this revised interpretation. Otherwise, application of FIN 46R (Interpretation 46) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ended after

December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004.

Cox Radio would apply the provisions of FIN 46R for any special purpose entities for the period ended after December 15, 2003. All other variable interest entities would be accounted for under FIN 46R for the periods after March 15, 2004. Cox Radio does not have any interest in special purpose entities or any other variable interest entities. The adoption of FIN 46R is not expected to have a material impact on Cox Radio’s results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132R), which retains the disclosure requirements in SFAS 132 and contains additional requirements. These additional requirements include disclosures about a plan sponsor’s investment strategies, detailed information of plan assets, expected future cash flow requirements, and interim disclosures related to periodic benefit cost. This Statement is effective for financial statements for fiscal years ending after December 15, 2003. Cox Radio participates in Cox Enterprises’ pension and postretirement plans. Cox Radio’s disclosures about pensions and postretirement benefits are presented in Note 11.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3. Earnings per Common Share and Capital Structure

	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands, except per share data)
Income before cumulative effect of accounting change	$66,625	$59,875	$21,478
Cumulative effect of accounting change	—	(13,934)	(787)

Net income	$66,625	$45,941	$20,691

Earnings Per Share - Basic
Weighted-average common shares outstanding	100,238	100,098	99,720

Income before cumulative effect of accounting change per common share – basic	$0.66	$0.60	$0.22
Cumulative effect of accounting change per common share – basic	—	(0.14)	(0.01)

Net income per common share – basic	$0.66	$0.46	$0.21

Earnings Per Share - Diluted
Weighted-average common shares outstanding	100,238	100,098	99,720
Shares issuable on exercise of dilutive options	3,323	3,442	2,236
Shares assumed to be purchased with proceeds of options	(3,019)	(3,069)	(1,828)
Shares issuable pursuant to Employee Stock Purchase Plan	—	245	271
Shares assumed to be purchased with proceeds from Employee Stock Purchase Plan	—	(184)	(211)

Shares applicable to earnings per share – diluted	100,542	100,532	100,188

Income before cumulative effect of accounting change per common share – diluted	$0.66	$0.60	$0.22
Cumulative effect of accounting change per common share – diluted	—	(0.14)	(0.01)

Net income per common share – diluted	$0.66	$0.46	$0.21

The options and Employee Stock Purchase Plan purchase rights excluded from the computation of net income per common share - diluted for the years ended December 31, 2003, 2002 and 2001 are summarized below. The exercise price of these options and the subscription price of these purchase rights were greater than the average market price of the Class A common stock during the years ended December 31, 2003, 2002 and 2001.

Options Outstanding
(Amounts in thousands)
2003	2,171
2002	767
2001	807

4. Acquisitions and Dispositions of Businesses

All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past three years are discussed below.

In February 2001, Cox Radio acquired WDYL-FM serving Richmond, Virginia, and WJMZ-FM and WHZT-FM serving Greenville, South Carolina, for a total of $52.5 million.

In February 2001, Cox Radio entered into a joint sales agreement (JSA) to provide sales and marketing services for WARV-FM serving Richmond, Virginia, and Cox Radio simultaneously guaranteed the owner’s financing for the acquisition of this station. In February 2003, the owner sold WARV-FM and repaid the $1.0 million of indebtedness associated with this station, thereby extinguishing Cox Radio’s guarantee of that indebtedness. Also in February 2003, the JSA related to this station terminated.

In February 2001, Cox Radio disposed of WHOO-AM serving Orlando, Florida, for $5 million, resulting in a pre-tax gain of approximately $2.4 million.

In May 2001, Cox Radio disposed of the assets of KGTO-AM serving Tulsa, Oklahoma, for $0.5 million. The resulting gain on disposition was immaterial.

In July 2001, Cox Radio disposed of the assets of WVBB-AM serving Richmond, Virginia, for $0.7 million. The resulting loss on disposition was immaterial.

In January 2002, Cox Radio disposed of the assets of KRTR-AM serving Honolulu, Hawaii, for $0.6 million. The buyer of the station had been operating the station under a local marketing agreement (LMA) since October 2001. Under an LMA, we provide programming, sales and marketing services. The resulting loss on disposition was immaterial.

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

The following table summarizes goodwill and FCC licenses recognized from all purchase business combinations occurring during each of the three years reflected below, determined based on independent appraisals:

	December 31,
	(Amounts in thousands)
	2003	2002	2001
Goodwill	$—	$—	$492
FCC Licenses	$—	$—	$50,317

5. Investments

iBiquity Digital Corporation - On December 21, 1998 and March 1, 1999, Cox Radio purchased shares of common stock of iBiquity Digital Corporation (formerly USA Digital Radio, Inc.), a developer of digital radio broadcasting technology, for a total purchase price of $2.5 million. Cox Radio accounts for this investment, included in other assets in the accompanying balance sheets, under the cost method. This investment is evaluated for impairment on an annual basis or as the circumstances dictate. No impairment has been recorded to date.

6. Property and Equipment

	December 31,
	2003	2002
	(Amounts in thousands)
Land	$8,102	$7,874
Buildings and building improvements	30,319	26,909
Broadcast equipment	103,521	95,904
Construction in progress	634	2,788

Property and equipment, at cost	142,576	133,475
Less accumulated depreciation	(64,243)	(54,171)

Net property and equipment	$78,333	$79,304

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

	December 31,
	2003	2002	2001
	(Amounts in thousands, except per share data)
Income before cumulative effect of accounting change	$66,625	$59,875	$21,478
Cumulative effect of accounting change	—	(13,934)	(787)

Net income	$66,625	$45,941	$20,691

Income before cumulative effect of accounting change	$66,625	$59,875	$21,478
Add: FCC license and goodwill amortization, net of tax	—	—	37,349

Adjusted income before cumulative effect of accounting change	$66,625	$59,875	$58,827

Net income per common share before cumulative effect of accounting change-basic
Net income per common share before cumulative effect of accounting change	$0.66	$0.60	$0.22
FCC license and goodwill amortization, net of tax, per common share	—	—	0.37

Adjusted income per common share before cumulative effect of accounting change	$0.66	$0.60	$0.59

Net income per common share before cumulative effect of accounting change – diluted
Income per common share before cumulative effect of accounting change	$0.66	$0.60	$0.22
FCC license and goodwill amortization, net of tax, per common share	—	—	0.37

Adjusted income per common share before cumulative effect of accounting change	$0.66	$0.60	$0.59

Net income	$66,625	$45,941	$20,691
Add: FCC license and goodwill amortization, net of tax	—	—	37,349

Adjusted net income	$66,625	$45,941	$58,040

Net income per common share- basic
Net income per common share	$0.66	$0.46	$0.21
FCC license and goodwill amortization, net of tax, per common share	—	—	0.37

Adjusted net income per common share	$0.66	$0.46	$0.58

Net income per common share - diluted
Net income, per common share	$0.66	$0.46	$0.21
FCC license and goodwill amortization, net of tax, per common share	—	—	0.37

Adjusted net income per common share	$0.66	$0.46	$0.58

The following table reflects the components of intangible assets as of December 31, 2003 and 2002:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
December 31, 2003
FCC licenses and other intangible assets, net	$2,029,298	$500	$2,028,798
Goodwill	46,033	—	46,033

December 31, 2002
FCC licenses and other intangible assets, net	2,023,908	383	2,023,525
Goodwill	46,514	—	46,514

Amortization expense for the years ended December 31, 2003 and 2002 was approximately $0.1 million and $0.1 million, respectively. Amortization expense for each of the next five years is not expected to be material.

During 2003, Cox Radio reduced goodwill by $0.2 million for a previously unrecognized tax benefit related to a prior acquisition and by an additional $0.3 million for a goodwill impairment charge in its Southern Connecticut cluster.

8. Income Taxes

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Current:
Federal	$15,876	$12,608	$8,105
State	3,431	2,114	2,075

Total current	19,307	14,722	10,180

Deferred:
Federal	19,648	19,816	7,073
State	(534)	3,760	(18,560)

Total deferred	19,114	23,576	(11,487)

Total income tax expense (benefit)	$38,421	$38,298	$(1,307)

The tax effects of significant temporary differences, which comprise the net deferred tax liabilities, are as follows:

	December 31,
	2003	2002
	(Amounts in thousands)
Current deferred tax assets: provision for doubtful accounts	$2,314	$2,357

Noncurrent deferred tax assets (liabilities):
Property and equipment	(48,780)	(49,210)
Intangibles	(456,347)	(446,303)
Net operating loss carryforwards	378	643
Unrealized loss on cash flow hedges	2,169	2,691
Impairment of FCC licenses	—	9,342
Other	565	551

Total net noncurrent liabilities	(502,015)	(482,286)

Net deferred tax liabilities	$(499,701)	$(479,929)

As of December 31, 2003, Cox Radio had net operating loss carryforwards under the laws of various state jurisdictions in which it operates in the amount of $10.6 million. These net operating loss carryforwards expire on various dates through 2022. Cox Radio anticipates that these net operating loss carryforwards will be realized within the allowable periods, therefore, no valuation allowance is deemed necessary.

Income tax expense (benefit) computed using the federal statutory rates is reconciled to the reported income tax provisions as follows:

	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Federal statutory income tax rate	35%	35%	35%
Computed tax expense at federal statutory rates on income before income taxes	$36,766	$34,361	$7,083
State income taxes (net of federal tax benefit)	4,737	3,818	216
Change in estimated effective state tax rates	(2,854)	—	(10,932)
Non-deductible travel and entertainment expenses	515	611	604
Non-deductible amortization of intangibles	—	—	2,157
Benefit arising from low income housing credits	(609)	(609)	(608)
Other, net	(134)	117	173

Income tax expense (benefit)	$38,421	$38,298	$(1,307)

In 2003 and 2001, Cox Radio determined that a lower effective tax rate for state income taxes was appropriate based on the states in which Cox Radio currently operates and the relative statutory rates, apportionment factors, and taxable income applicable to those states. Accordingly, adjustments of approximately $2.9 million and $10.9 million were recorded in 2003 and 2001, respectively.

In addition, the decline in our effective income tax rate from 2001 to 2002 is due to elimination of non-deductible amortization for tax purposes resulting from the adoption of SFAS No. 142.

9. Long-Term Debt and Commitments

Cox Radio’s debt at December 31, 2003 and 2002, consists of the following:

	2003	2002
	(Amounts in thousands)
6.25% note payable, due in May 2003 (1)	$—	$99,998
6.375% note payable, due in May 2005(2)	99,942	99,902
6.625% note payable, due in February 2006(3)	249,802	249,702
Five-year revolving credit facility	185,000	165,000

Total	$534,744	$614,602

(1)	At December 31, 2002, the estimated aggregate fair value of the 6.25% notes was approximately $101.4 million based on quoted market prices. In May 2003, Cox Radio repaid the $100.0 million principal amount of the 6.25% notes at maturity using funds from the five-year revolving credit facility.
(2)	At December 31, 2003 and 2002, the estimated fair value of the 6.375% notes was approximately $106.2 million and $106.5 million, respectively, based on quoted market prices.
(3)	At December 31, 2003 and 2002, the estimated fair value of these notes was approximately $269.9 million and $269.3 million, respectively, based on quoted market prices.

On June 30, 2000, Cox Radio entered into a $350 million, five-year senior unsecured revolving credit facility. On June 27, 2003, Cox Radio renewed its existing $150 million 364-day senior unsecured revolving credit facility. The interest rate for both the 364-day facility and the five-year facility is, at Cox Radio’s option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or

•	the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt.

Under the 364-day facility, Cox Radio may also choose an interest rate based on the federal funds rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt and certain financial covenants. The 364-day facility also provides for a letter of credit facility. The facilities include commitment fees on the unused portion of the total amount available of 0.09% to 0.25%, in the case of the five-year facility, and 0.20% in the case of the 364-day facility, based on the credit ratings of Cox Radio’s senior long-term debt. Each facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within each credit facility. At December 31, 2003, Cox Radio was in compliance with these covenants. Cox Radio’s credit facilities contain events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facilities. Cox Radio has a “term-out” feature in the 364-day credit agreement that allows Cox Radio to extend the maturity of the 364-day credit agreement for an additional two years at maturity. At December 31, 2003, Cox Radio had $185 million of outstanding indebtedness under the five-year facility with $165 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 1.8% at December 31, 2003. At December 31, 2002, Cox Radio had approximately $165 million of outstanding indebtedness under the five-year facility with $185 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 2.1% at December 31, 2002. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 10 for a discussion of Cox Radio’s interest rate swap agreements.

Cox Radio has an effective universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. At December 31, 2003 and December 31, 2002, $244.8 million was available under the universal shelf registration statement.

Cox Radio leases land, office facilities, and various items of equipment. Rental expense under operating leases amounted to $9.3 million in 2003, $10.3 million in 2002 and $9.1 million in 2001.

Cox Radio also has various commitments under the following types of contracts: non-cancelable operating leases; long-term debt; interest payments on long-term debt; and other operating contracts, including contracts for sports programming and on-air personalities. The aggregate minimum annual commitments associated with these contracts as of December 31, 2003 were as follows:

	Payments Due by Period
	Total	2004	2005 and 2006	2007 and 2008	After 2008
	(Amounts in thousands)
Operating leases	$47,702	$6,676	$12,614	$9,506	$18,906
Long-term debt (1)	535,000	—	535,000	—	—
Interest on long-term debt (2)	57,026	30,183	26,585	258	—
Other operating contracts	39,483	24,595	13,076	1,798	14

Total	$679,211	$61,454	$587,275	$11,562	$18,920

(1)	Amounts due in 2005 include $185 million due upon and assuming the expiration of our five-year credit facility and $100 million aggregate principal amount of the 6.375% notes due at maturity. Our current intention and expectation is to enter into a new credit facility at or shortly before expiration of our existing five-year facility. Amounts due in 2006 include $250 million aggregate principal amount of the 6.625% notes due at maturity.
(2)	These amounts represent future cash interest payments related to debt obligations based on the fixed and variable rates specified in our indenture and credit agreements, including the impact of our interest rate swap agreements. Payments related to variable rate debt under our five-year credit facility are based on the minimum specified margin plus the base rate, LIBOR, in effect at December 31, 2003, and the portion of such variable rate debt subject to interest rates swaps is adjusted for and based on the fixed rate in such interest rate swaps. These estimates assume that debt is repaid and not refinanced at maturity. Our future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.

In April 2000, Cox Radio entered into a JSA for KGMZ-FM serving Honolulu, Hawaii and simultaneously guaranteed Honolulu Broadcasting, Inc.’s financing for the acquisition of this station in the amount of $6.6 million. In February 2001, Cox radio entered into another JSA agreement with Honolulu Broadcasting to provide sales and marketing services for WARV-FM, serving Richmond, Virginia, and simultaneously guaranteed Honolulu Broadcasting’s financing for the acquisition of this station in the amount of $1.0 million. The total guarantee at December 31,2002 was $7.6 million.

During February 2003, Honolulu Broadcasting sold WARV-FM, terminating the related JSA and repaid the indebtedness of $1.0 million. This reduced the collective amount of Cox Radio’s guarantee from $7.6 million to $6.6 million.

At December 31, 2003, the guarantee of certain senior debt of Honolulu Broadcasting totaled $6.6 million. This debt consists of a one-year renewable term loan secured by the assets of KGMZ-FM, the proceeds of which were used by Honolulu Broadcasting to finance the purchase of this station. Cox Radio provides sales and marketing services under a JSA to this station pursuant to which Cox Radio sells advertising on the station, which it records as revenues, provides marketing services for the station, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt. In addition, Cox Radio believes the sale of KGMZ-FM would result in sufficient proceeds to repay the outstanding debt and considers the degree of risk related to this guarantee insignificant.

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

Cox Radio had two remaining interest rate swap agreements outstanding as of December 31, 2003, each of which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are major financial institutions. Although Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties, Cox Radio does not anticipate nonperformance by these counterparties nor would Cox Radio expect any such loss to be material.

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

Under SFAS No. 133, as amended, the accounting for changes in the fair values of derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

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

For the years ended December 31, 2003, 2002 and 2001, there was no ineffective portion related to the changes in fair values of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. In addition, of the $0.7 million recorded as an increase in accumulated other comprehensive loss on January 1, 2001, approximately $76,000, before related income tax effects of approximately $33,000, was reclassified into earnings as interest expense during each quarter of 2001 and during each of the first three quarters of 2002. During the fourth quarter of 2002 and during each quarter of 2003, approximately $51,000, before related income tax effects of approximately $22,000, was reclassified into earnings as interest expense. The balance of $1.9 million recorded in accumulated other comprehensive loss at December 31, 2003 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending December 31, 2004 is approximately $0.2 million, before related income tax effects of approximately $0.1 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

At December 31, 2003, interest rate swap agreements with an aggregate $50 million notional principal amount were outstanding at an average annual rate of 6.3%, having an average maturity of 2.25 years. The estimated aggregate fair value of these interest rate swap agreements, based on current market rates, approximated a net payable of $3.9 million and $5.8 million at December 31, 2003 and 2002, respectively. The fair value of the swap agreements at December 31, 2003 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps.

11. Retirement Plans

Certain of Cox Radio’s employees participate in the funded, noncontributory defined benefit pension plan of Cox Enterprises and certain key employees participate in an unfunded, non-qualified supplemental pension plan. The plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox Radio and compensation rates during those years. Cox Enterprises uses a measurement date of December 31 for its pension and postretirement benefit plans.

Weighted-Average Assumptions

The following table sets forth the weighted-average assumptions used to determine benefit obligations:

	December 31, 2003		December 31, 2002
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	6.25%	6.25%	6.75%	6.75%
Rate of compensation increase	4.00%	4.00%	4.50%	5.00%

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost:

	Year ended December 31,
	2003		2002		2001
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	6.75%	6.75%	7.25%	7.25%	7.50%	7.50%
Rate of compensation increase	4.50%	5.00%	5.00%	5.00%	5.25%	5.25%
Expected long-term return on plan assets	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%

Cox Enterprises Pension Plan

The following table sets forth certain information attributable to the Cox Radio employees’ participation in the Cox Enterprises pension plans:

	December 31, 2003		December 31, 2002
	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans
	(Amounts in thousands)
Actuarial present value of benefit obligations:
Vested benefits	$24,065	$4,639	$18,314	$3,831
Nonvested benefits	2,934	706	3,715	683

Accumulated benefit obligations	$26,999	$5,345	$22,029	$4,514

Projected benefit obligations	$30,016	$6,778	$26,156	$5,788

The amount of the assets related to Cox Radio would have an estimated fair value not less than the accumulated benefit obligations of the Cox Enterprises defined benefit pension plan attributable to Cox Radio’s employees as of December 31, 2003, or $27.0 million. The assets would be used to fund payments to retirees. Cox Enterprises will make any non-qualified supplemental pension plan payments due to Cox Radio employees, and Cox Radio will reimburse Cox Enterprises for any such payments.

Pension expense allocated to Cox Radio related to the plans was $0.9 million, $0.5 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Cox Enterprises Postretirement Benefits

Cox Enterprises provides certain health care and life insurance benefits to substantially all retirees of Cox Enterprises and certain of its subsidiaries including Cox Radio. Postretirement expense allocated to Cox Radio for these benefits was $0.1 million for each of the years ended December 31, 2003, 2002 and 2001. Cox Radio’s actuarial present value of accumulated postretirement benefit obligations at December 31, 2003 and 2002 was $4.7 million and $4.1 million, respectively.

The funded status of the portion of the plan providing postretirement benefits covering the employees of Cox Radio is not determinable. The actuarial present value of postretirement benefit obligations for the postretirement benefits plan of Cox Enterprises exceeded the fair value of assets held in the plan at December 31, 2003 and 2002.

For the postretirement welfare plan, the assumed health care cost trend rate for retirees is 10.0% (10.0% in 2002). This rate is assumed to decrease gradually to 5.0% by year 2009 and remain level thereafter. Increasing the assumed health care cost trend rate by one percentage point would have resulted in an increase in the Cox Enterprises plan’s actuarial present value of benefit obligations of approximately 2.8% and an increase in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 1.8% for 2003. Decreasing the assumed health care cost trend rate by one percentage point would have resulted in a decrease in the Cox Enterprises plan’s actuarial present value of benefit obligations of approximately 2.4% and a decrease in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 1.6% for 2003.

Cox Enterprises Savings and Investment Plan

In addition, substantially all of Cox Radio’s employees are eligible to participate in the savings and investment plan of Cox Enterprises. Under the terms of the plan, Cox Radio’s contribution is determined annually and is based upon Cox Radio attaining certain financial performance criteria. Cox Radio makes a contribution up to 50% of eligible employee contributions to the plan, with a maximum employer contribution of 6% of the employee’s eligible compensation. Cox Radio’s expense under the plan was $1.8 million, $2.0 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Other

Certain Cox Radio employees, whose savings and investment plan contributions are at the Internal Revenue Service, or IRS, maximum or are restricted in order to pass the IRS nondiscrimination test, were eligible to participate in Cox Enterprises’ non-qualified savings restoration plan through June 30, 2003. Under the terms of this plan, Cox Radio matched a discretionary contribution amount no greater than 50% of employee contributions to both the savings and investment and restoration plans up to a specified maximum percentage of the employee’s eligible compensation. Effective July 1, 2003, Cox Radio established a separate non-qualified savings restoration plan covering the Cox Radio employees who previously participated in the Cox Enterprises plan. The provisions of the Cox Radio non-qualified savings restoration plan are substantially similar to the features of the Cox Enterprises plan. Cox Radio’s expense under the non-qualified savings restoration plan was not material to the financial statements for any period presented.

12. Stock-Based Compensation Plans

During the three years in the period ended December 31, 2003, Cox Radio maintained two stock-based compensation plans. Cox Radio accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Compensation for the Cox Radio Amended and Restated Long-Term Incentive Plan is measured as the excess, if any, of the quoted market price of Cox Radio’s stock at the date of the grant over the exercise price. Further, the Employee Stock Purchase Plan qualifies as a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost is recognized for these awards. Specific information regarding each plan is presented below.

Cox Radio Employee Stock Purchase Plans

During 2001, Cox Radio adopted an employee stock purchase plan (the 2001 Plan), under which Cox Radio was authorized to issue purchase rights totaling 750,000 shares of Class A common Stock. The 2001 Plan had four alternate entry dates: January 2, 2002, July 1, 2002, January 2, 2003, and July 1, 2003. Employees were eligible to participate in the 2001 Plan as of the first entry date on which they were employed and were regularly scheduled to work at least 20 hours per week. Under the terms of the 2001 Plan, the purchase price is the lower of 85% of the fair market value of the Class A common stock on the grant date (the initial purchase price) or 90% of the fair market value of the Class A common stock on December 31, 2003, the end of the 2001 Plan, which was $22.58. The initial purchase price was set at $18.59, $24.96, $21.18, and $19.41 for the first, second, third, and fourth entry dates, respectively. Purchase rights totaling 271,121 shares, 11,540 shares, 6,089 shares, and 3,324 shares of Class A common stock were issued under the 2001 Plan with respect to the first, second, third, and fourth entry dates, respectively. Employees were allowed to purchase the shares via payroll deduction through December 31, 2003, at which time 193,224 shares were issued to the remaining 2001 Plan participants. During 2003, 2002 and 2001, 15,172 shares, 2,480 shares and 0 shares, respectively, were issuable under the 2001 Plan due to cancellation of employees’ participation or termination of employment. The fair value of the employees’ purchase rights granted in 2003, 2002 and 2001 was determined using the Black-Scholes model using assumptions reflected in Note 2.

During 1999, Cox Radio adopted an employee stock purchase plan (the 1999 Plan), under which Cox Radio was authorized to issue purchase rights totaling 750,000 shares of Class A common stock to substantially all employees who were employed on February 1, 1999 and who worked at least 20 hours per week. Pursuant to the 1999 Plan, Cox Radio issued purchase rights totaling 229,293 shares of Class A common stock. Under the terms of the 1999 Plan, the purchase price ($16.05 per share) was 85% of the average market value during the ten trading days ending on August 2, 1999. Employees were allowed to purchase the shares via payroll deductions through October 31, 2001, at which time the shares were issued to the employees. During 2001, 15,717 shares were issued to employees under the 1999 Plan due to cancellation of employees’ participation in the 1999 Plan or termination of employment. Upon conclusion of the 1999 Plan on October 31, 2001, 172,187 shares of Class A common stock were issued to the remaining 1999 Plan participants. The grant date fair value of each purchase right granted in 1999 was $6.29. The fair value of the employees’ purchase rights granted in 1999 was determined using the Black-Scholes model using assumptions reflected in Note 2.

Cox Radio Amended and Restated Long-Term Incentive Plan

Pursuant to the Amended and Restated Long-Term Incentive Plan (the LTIP), executive officers and certain employees of Cox Radio who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance shares and awards consisting of combinations of such incentives. Cox Radio has reserved 13,200,000 shares of Class A common stock for issuance under the LTIP.

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

Options granted under the LTIP normally vest 60% after three years from the date of grant, 80% after four years from the date of grant and 100% after five years from the date of grant and expire ten years from the date of grant. An accelerated vesting schedule has been provided such that, no sooner than six months after the grant date of the option, the options become fully vested if the market value of the shares exceeds the exercise price by 140% for ten consecutive trading days. Because the exercise price of stock options awarded during 2003, 2002 and 2001 equaled or exceeded the then current market price of Cox Radio Class A common stock, no compensation cost has been recognized for these options. The fair value of the options granted during 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model using assumptions reflected in Note 2.

A summary of the status of Cox Radio’s stock options granted under the Long-Term Incentive Plan as of December 31, 2003, 2002 and 2001 and changes during the years ending on those dates is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,208,624	$22.72	3,023,884	$20.62	2,293,768	$18.35
Granted	1,771,870	20.90	1,660,509	24.66	1,342,943	21.84
Exercised	(129,226)	10.46	(298,106)	11.10	(384,767)	8.26
Forfeited	(357,350)	23.84	(177,663)	24.63	(228,060)	25.84

Outstanding at end of year	5,493,918	$22.35	4,208,624	$22.72	3,023,884	$20.62

Options exercisable at year-end	1,032,655	$19.42	730,447	$10.60	1,026,032	$10.69
Weighted-average fair value of options granted during the year	$9.43		$12.38		$10.33

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ 6.17-$ 8.46	267,287	2.9 years	$6.65	267,287	2.9 years	$6.65
$13.39-$21.81	3,039,329	8.0 years	20.43	331,039	4.6 years	13.71
$22.51-$25.53	1,472,474	8.0 years	24.64	1,505	8.6 years	22.75
$31.66	714,828	6.0 years	31.66	432,824	6.0 years	31.66

	5,493,918	7.5 years	$22.35	1,032,655	4.8 years	$19.42

13. Transactions with Affiliated Companies

Cox Radio receives certain management services from, and has entered into certain transactions with, Cox Enterprises. Costs of the management services that are allocated to Cox Radio are based on actual direct costs incurred or on Cox Enterprises’ estimate of expenses relative to the management services provided to other subsidiaries of Cox Enterprises. Cox Radio believes that these allocations were made on a reasonable basis, and that receiving these management services from Cox Enterprises creates cost efficiencies, however, there has been no study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such management services from third parties would have been. The management services and transactions described below have been reviewed by Cox Radio’s Audit Committee, which has determined that such management services and transactions are fair and in the best interest of Cox Radio.

Cox Radio receives day-to-day cash management services from Cox Enterprises, with settlements of outstanding balances between Cox Radio and Cox Enterprises occurring periodically at market interest rates. As a part of these services, Cox Enterprises transfers funds to cover Cox Radio’s checks presented for payment and Cox Radio records a book overdraft, which is classified as accounts payable in the accompanying balance sheets. Book overdrafts of $4.9 million and $3.8 million existed at December 31, 2003 and 2002, respectively, as a result of Cox Radio’s checks outstanding. The amounts due to or from Cox Enterprises are generally due on demand and represent the net balance of the intercompany transactions. On December 4, 2003, Cox Radio entered into a revolving promissory note with Cox Enterprises to define the intercompany borrowing rate as Cox Enterprises’ current commercial paper borrowing rate. Prior to amending the intercompany note in December 2003, advances from Cox Enterprises accrued interest at Cox Enterprises’ commercial paper borrowing rate plus 40 basis points. During 2003 and 2002, Cox Enterprises’ weighted average commercial paper rates ranged from 1.0% to 1.6% and from 1.6% to 2.3%, respectively. The amounts due from Cox Enterprises totaled $6.3 million and $3.1 million as of December 31, 2003 and 2002, respectively.

Cox Radio receives certain management services from Cox Enterprises and its wholly-owned subsidiary, Cox Broadcasting, including management and financial advisory services, legal, corporate secretarial, tax, internal audit, risk management, purchasing and materials management, employee benefit (including pension plan) administration, fleet, engineering and other support services. Expenses allocated for these services are included in corporate general and administrative expenses in the Consolidated Statements of Income. Cox Radio was allocated expenses for the years ended December 31, 2003, 2002 and 2001 of approximately $3.1 million, $3.3 million and $3.1 million, respectively, related to these services.

In connection with these management services, Cox Radio reimburses Cox Enterprises for payments made to third-party vendors for certain goods and services provided to Cox Radio under arrangements made by Cox Enterprises on behalf of Cox Enterprises and its affiliates, including Cox Radio. Cox Radio believes such arrangements result in Cox Radio receiving such goods and services at more attractive pricing than Cox Radio would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through Cox Enterprises’ insurance program, which provides coverage for all of its affiliates, including Cox Radio. Rather than self-insuring these risks, Cox Enterprises purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of Cox Enterprises, including James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and his sister, who each own 25%. This insurance company is an insurer and re-insurer on various insurance policies purchased by Cox Enterprises, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox Radio’s loss experience consistent with insurance industry practice. Cox Radio’s portion of these insurance costs was approximately $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Cox Radio’s employees participate in certain Cox Enterprises employee benefit plans, and Cox Radio made payments to Cox Enterprises in 2003 for the costs incurred by reason of such participation, including self-insured employee medical insurance costs of approximately $8.3 million, retiree medical payments of approximately $0.1 million, postemployment benefits of approximately $0.6 million and executive pension plan payments of approximately $0.9 million. Costs incurred for these items in 2002 and 2001 were self-insured employee medical insurance costs of approximately $6.8 million and $5.5 million, respectively; retiree medical payments of approximately $0.1 million and $0.1 million, respectively; postemployment benefits of approximately $0.6 million and $0.4 million, respectively; and executive pension plan payments of approximately $0.7 million and $0.9 million, respectively.

The new headquarters building is leased by Cox Enterprises from a partnership that in turn is indirectly owned by descendents of Governor James M. Cox, the founder of Cox Enterprises, with an indirect 36% interest held in the aggregate by the children of James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and an indirect less than 3% interest held in the aggregate by Mr. Kennedy, his mother and his sister. Cox Radio pays rent and certain other occupancy costs to Cox Enterprises for space in Cox Enterprises’ corporate headquarters building. During 2002, Cox Enterprises, Cox Radio and certain other affiliates of Cox Enterprises moved to a new headquarters building. Rent and occupancy expense is allocated based on occupied space. Related rent and occupancy expense was approximately $0.6 million, $0.3 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Included in the amounts due from (to) Cox Enterprises are the following transactions:

(Amounts in thousands)
Intercompany due from Cox Enterprises, December 31, 2000	$17,268

Cash transferred to Cox Enterprises	305,523
Acquisitions	(50,216)
Payments on revolver	(300,000)
Net proceeds from issuance of senior notes	249,667
Net operating expense allocations and reimbursements	(221,158)

Intercompany due from Cox Enterprises, December 31, 2001	1,084

Cash transferred to Cox Enterprises	318,777
Acquisitions	(484)
Payments on revolver	(90,000)
Net operating expense allocations and reimbursements	(226,318)

Intercompany due from Cox Enterprises, December 31, 2002	3,059

Cash transferred to Cox Enterprises	423,611
Acquisitions	(239)
Borrowings on revolver	20,000
Repayment of 6.25% notes	(100,000)
Net operating expense allocations and reimbursements	(340,147)

Intercompany due from Cox Enterprises, December 31, 2003	$6,284

Cox Radio has estimated that the carrying value of intercompany advances approximates fair value, given the short-term nature of these advances.

Cox Radio has entered into lease agreements with Cox Broadcasting with respect to studio and tower site properties in Atlanta, Georgia and Dayton, Ohio that are used for Cox Radio’s radio operations in those markets. The annual rental cost in the aggregate was approximately $0.6 million for each of the years ended December 31, 2003, 2002 and 2001.

In November 2000, Cox Radio and Cox Interactive Media, Inc., a wholly-owned subsidiary of Cox Enterprises, entered into two agreements concerning the operation of Cox Radio’s web sites, which had previously been designed, developed and operated by Cox Interactive Media. The first agreement provided for the transition of operations of the Cox Radio web sites to the newly created Cox Radio division CXRi. The second, a cross-promotion agreement provided that each party would promote the other in certain common markets, and contemplated that the same terms and conditions would be applicable to any new common markets that arise over the term. In 2002, Cox Interactive Media ceased operating web sites in the markets covered by the cross-promotion agreement and consequently the parties mutually agreed to cease cross promotion. Cox Radio recognized both income and expense related to the agreement of approximately $1.0 million and $1.6 million in 2002 and 2001, respectively.

14. Supplemental Cash Flow Information

	2003	2002	2001
	(Amounts in thousands)
Additional cash flow information:
Cash paid for interest	$34,311	$39,808	$46,383
Cash paid for income taxes	19,641	8,673	696

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

On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act (TCPA). The complaint seeks statutory damages in the amount of $1,500, plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “unsolicited advertisement” from a Cox Radio radio station. Cox Radio filed an answer to the complaint denying liability and asserting numerous defenses. Thereafter, proceedings in this case were stayed pending rulings by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. This stay was lifted on August 13, 2003 following rulings by the Court of Appeals in the third-party case directing the trial court to consider certain constitutional defenses raised by the defendant. On July 3, 2003, the FCC issued a Report and Order holding, among other things, that pre-recorded telephone messages by broadcasters made for the purpose of inviting consumers to listen to a free broadcast are not “unsolicited advertisements” prohibited by the TCPA. On July 28, 2003, Cox Radio requested that the plaintiffs voluntarily dismiss their claims in light of the FCC’s Report and Order. Plaintiffs subsequently refused this request, and on October 24, 2003, Cox Radio filed a motion for judgment on the pleadings seeking the dismissal of plaintiffs’ claims on grounds that the calls in question were permissible under the TCPA and the FCC’s implementing rules and, alternatively, that the application of the TCPA to the facts of this case would violate Cox Radio’s constitutional rights to free speech, equal protection and due process. On February 3, 2004, plaintiffs filed a second amended complaint in support of their contention that the messages at issue are not exempted by the terms of the FCC Report and Order. On February 19, 2004, the court ruled that the calls at issue were not prohibited by the TCPA and its implementing regulations, granted Cox Radio’s motion for judgment on the pleadings, and directed counsel to submit an order for approval. When the court enters that order, plaintiffs will have 30 days to file an appeal. Cox Radio intends to defend this action vigorously. At the present time, Cox Radio cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. The outcome of this matter cannot be predicted at this time.

Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

FCC Broadcast Licenses

Each of Cox Radio’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission (FCC) that have a maximum term of eight years prior to renewal. Cox Radio’s FCC broadcast licenses expire at various times from 2004 to 2012. Although Cox Radio may apply to renew its FCC broadcast licenses, third parties may challenge the Company’s renewal applications. Cox Radio is not aware of any facts or circumstances that would prevent it from having its current licenses renewed. Cox Radio has never failed to renew its FCC licenses.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Amounts in thousands, except per share data)
2003
Net revenues	$91,569	$115,246	$112,279	$106,779
Cost of services (exclusive of depreciation shown separately below)	21,220	25,434	26,258	22,705
Selling, general and administrative	38,210	43,296	39,957	40,710
Corporate general and administrative expenses	4,235	4,400	4,131	3,506
Depreciation	2,944	2,977	2,945	2,848
Amortization	30	29	29	29
Operating income	24,931	39,081	38,935	36,145

Net income (2)	$9,377	$18,068	$18,445	$20,735

Net income per common share – basic	$0.09	$0.18	$0.18	$0.21

Net income per common share – diluted	$0.09	$0.18	$0.18	$0.21

2002
Net revenues	$86,030	$113,910	$112,538	$108,114
Cost of services (exclusive of depreciation shown separately below)	19,866	25,092	26,079	22,115
Selling, general and administrative	36,115	42,630	41,108	41,240
Corporate general and administrative expenses	4,101	4,365	3,711	3,312
Depreciation	3,002	3,028	3,074	2,992
Amortization	30	29	30	29
Operating income	22,408	38,797	38,926	38,200
Cumulative effect of an accounting change, net of tax (1)	(13,934)	—	—	—

Net (loss) income	$(6,614)	$17,478	$17,814	$17,263

Net income per common share before cumulative effect of accounting change – basic	$0.07	$0.17	$0.18	$0.17
Cumulative effect of an accounting change (1)	(0.14)	—	—	—

Net (loss) income per common share – basic	$(0.07)	$0.17	$0.18	$0.17

Net income per common share before cumulative effect of accounting change – diluted	$0.07	$0.17	$0.18	$0.17
Cumulative effect of an accounting change (1)	(0.14)	—	—	—

Net (loss) income per common share – diluted	$(0.07)	$0.17	$0.18	$0.17

(1)	Represents a $13.9 million ($0.14 per diluted share) after-tax loss related to the cumulative effect of accounting change as a result of adopting SFAS No. 142.
(2)	Net income for the three months period ended December 31, 2003 includes a $2.9 million ($0.03 per diluted share) deferred tax benefit related to a lower effective tax rate for state income taxes.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2003, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART III

ITEM 10. Directors and Executive Officers

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents incorporated by reference or filed with this report:

(1)	Audited Consolidated Balance Sheets as of December 31, 2003 and 2002 and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2003; and

(2)	Schedule II – Valuation and qualifying accounts.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits, which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.
(2) 3.2	—	Certificate of Amendment of Certificate of Incorporation of Cox Radio, Inc.
(3) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.
(4) 4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.
(5) 4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.
(6) 4.3	—	Form of Specimen Class A common stock certificate.
(7) 10.1	—	364-Day Credit Agreement dated as of June 30, 2000 among Cox Radio, Inc., the Banks party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent.
(8) 10.2	—	Amended and Restated 364-Day Credit Agreement dated as of June 29, 2001 among Cox Radio, Inc., the Banks party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A. and Fleet National Bank, as Syndication Agents, and Citibank, N.A. and Mizuho Bank, as Documentation Agents.
(9) 10.3	—	Amended and Restated 364-Day Credit Agreement dated as of June 28, 2002 among Cox Radio, Inc., the Banks party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Wachovia Bank, National Association, as Syndication Agents.
(10) 10.4	—	Amended and Restated 364-Day Credit Agreement dated as of June 27, 2003 among Cox Radio, Inc., the Banks party thereto, JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association and Bank of America, N.A. and, as Co-Syndication Agents.
(11) 10.5	—	Five-Year Credit Agreement dated as of June 30, 2000 among Cox Radio, Inc., the Banks referred to therein, The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent.
(12) 10.6	—	First Amendment dated as of June 29, 2001 to the Five-Year Credit Agreement dated as of June 30, 2000 among Cox Radio, Inc., the Banks party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent.
(13) 10.7	—	Second Amendment dated as of December 17, 2001 to the Five-Year Credit Agreement dated as of June 30, 2000 among Cox Radio, Inc., the Banks party thereto, JP Morgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndications Agent, and Citibank, N.A., as Documentation Agent.

10.8	—	Revolving Promissory Notes, dated December 4, 2003.
(14) 10.9	—	Cox Radio, Inc. Amended and Restated Long-Term Incentive Plan.
(15) 10.10	—	Cox Radio, Inc. Restricted Stock Plan for Non-Employee Directors.
13	—	Portions of the 2003 Annual Report to Shareholders (expressly incorporated by reference in Part II, Item 5 of this report).
21	—	Subsidiaries of Cox Radio, Inc.
23.1	—	Consent of Deloitte & Touche LLP.
24.1	—	Power of Attorney (included on page 62).
31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Exhibit 3.1 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A12B/A filed on February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.4 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 1998 (global notes representing Cox Radio’s senior unsecured non-convertible debt have not been filed or incorporated by reference in accordance with Item 601(b)(4)(iii) of Regulation S-K, and Cox Radio agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request).
(5)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999
(6)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A12B/A dated February 15, 2002.
(7)	Incorporated by reference to Exhibit 10.9 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2000.
(8)	Incorporated by reference to Exhibit 10.2 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2001.
(9)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2002.
(10)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2003.
(11)	Incorporated by reference to Exhibit 10.10 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2000.
(12)	Incorporated by reference to Exhibit 10.3 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2001.
(13)	Incorporated by reference to Exhibit 10.5 of Cox Radio’s Report on Form 10-K for the period ended December 31, 2001.
(14)	Incorporated by reference to Appendix B of Cox Radio’s Definitive Proxy Statement on Schedule 14A filed March 29, 2001 (management contract or compensation plan).
(15)	Incorporated by reference to Exhibit 10.11 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737) (management contract or compensation plan).

(b) Reports on Form 8-K

On December 4, 2003, Cox Radio filed a Current Report on Form 8-K announcing the election of Juanita P. Baranco to Cox Radio’s Board of Directors under Item 5 and including a copy of the related press release under Item 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Radio, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cox Radio, Inc.

By:	/s/ ROBERT F. NEIL
Robert F. Neil
President and Chief Executive Officer

Date: March 1, 2004

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

Signature	Title	Date

/s/ JAMES C. KENNEDY James C. Kennedy	Chairman of the Board of Directors	March 1, 2004

/s/ ROBERT F. NEIL Robert F. Neil	President and Chief Executive Officer; Director (principal executive officer)	March 1, 2004

/s/ NEIL O. JOHNSTON Neil O. Johnston	Vice-President and Chief Financial Officer (principal accounting officer and principal financial officer)	March 1, 2004

/s/ JUANITA P. BARANCO Juanita P. Baranco	Director	March 1, 2004

/s/ PAUL M. HUGHES Paul M. Hughes	Director	March 1, 2004

/s/ MARC W. MORGAN Marc W. Morgan	Director	March 1, 2004

/s/ RICHARD A. FERGUSON Richard A. Ferguson	Director	March 1, 2004

/s/ NICHOLAS D. TRIGONY Nicholas D. Trigony	Director	March 1, 2004

/s/ G. DENNIS BERRY G. Dennis Berry	Director	March 1, 2004

SCHEDULE II

COX RADIO, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

For the Fiscal Years Ended December 31	Balance As of Beginning of Period	Assumed in Business Combination	Charges to Costs and Expenses	Deductions	Balance As of End of Period
	(Amounts in thousands)
2003	$4,791	$—	$2,801	$3,363	$4,229
2002	$4,536	$—	$4,590	$4,335	$4,791
2001	$3,477	$—	$5,217	$4,158	$4,536