Form 10-Q
period 2004-03-31
COX RADIO INC
filed 2004-05-05
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Class A common stock, par value of $0.33 – 41,805,688 shares outstanding as of March 31, 2004.

Class B common stock, par value of $0.33 – 58,733,016 shares outstanding as of March 31, 2004.

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month period ended March 31, 2004. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,784	$4,202
Accounts and notes receivable, less allowance for doubtful accounts of $4,077 and $4,229, respectively	71,336	82,750
Prepaid expenses and other current assets	11,384	7,194
Amounts due from Cox Enterprises.	—	6,284

Total current assets	86,504	100,430
Property and equipment, net	77,449	78,333
FCC licenses and other intangible assets, net	2,028,782	2,028,798
Goodwill	46,033	46,033
Other assets	23,374	23,432

Total assets	$2,262,142	$2,277,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,311	$28,602
Accrued salaries and wages	3,157	4,139
Accrued interest	4,917	7,230
Income taxes payable	10,988	10,937
Amounts due to Cox Enterprises.	1,975	—
Other current liabilities	3,954	2,924

Total current liabilities	48,302	53,832
Notes payable	506,777	534,744
Deferred income taxes	505,072	502,015
Other long term liabilities	5,174	4,767

Total liabilities	1,065,325	1,095,358

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 41,933,959 and 41,718,469 shares issued and 41,805,688 and 41,590,198 shares outstanding at March 31, 2004 and December 31, 2003, respectively	13,839	13,767
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at March 31, 2004 and December 31, 2003	19,382	19,382
Additional paid-in capital	630,432	626,499
Accumulated other comprehensive loss, net of tax	(1,815)	(1,863)
Retained earnings	536,825	525,729

	1,198,663	1,183,514
Less: Class A common stock held in treasury (128,271 shares at cost at March 31, 2004 and December 31, 2003)	(1,846)	(1,846)

Total shareholders’ equity	1,196,817	1,181,668

Total liabilities and shareholders’ equity	$2,262,142	$2,277,026

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Net revenues:
Local	$66,845	$66,939
National	19,802	19,258
Other	6,444	5,372

Total net revenues	93,091	91,569

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	21,717	21,220
Selling, general and administrative	37,358	38,210
Corporate general and administrative	4,545	4,234
Depreciation	2,960	2,944
Amortization	18	30

Operating income	26,493	24,931

Other income (expense):
Interest expense	(7,891)	(9,176)
Other - net	(99)	(123)

Income before income taxes	18,503	15,632

Current income tax expense	4,259	3,344
Deferred income tax expense	3,148	2,911

Total income tax expense	7,407	6,255

Net income	$11,096	$9,377

Net income per share - basic
Net income per common share	$0.11	$0.09

Net income per share - diluted
Net income per common share	$0.11	$0.09

Weighted average common shares outstanding - basic	100,530	100,200

Weighted average common shares outstanding - diluted	100,908	100,580

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
	(Amounts in thousands)
Balance at December 31, 2003	41,718	$13,767	58,733	$19,382	$626,499	$(1,863)	$525,729	128	$(1,846)	$1,181,668

Comprehensive income:
Net income	—	—	—	—	—	—	11,096	—	—	11,096
Unrealized gain on interest rate swaps	—	—	—	—	—	19	—	—	—	19
Reclassification to earnings of derivative transition adjustments	—	—	—	—	—	29	—	—	—	29

Comprehensive income										11,144

Issuance of Class A common stock related to incentive plans including tax benefit of $0.1 million	216	72	—	—	3,933	—	—	—	—	4,005

Balance at March 31, 2004	41,934	$13,839	58,733	$19,382	$630,432	$(1,815)	$536,825	128	$(1,846)	$1,196,817

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$11,096	$9,377
Items not requiring cash:
Depreciation	2,960	2,944
Amortization	18	30
Deferred income taxes	3,148	2,911
Tax benefit from exercise of stock options	86	299
Other	281	277
Changes in assets and liabilities:
Decrease in accounts receivable	11,414	14,599
Decrease in accounts payable and accrued expenses	(5,960)	(2,857)
Decrease in accrued salaries and wages	(982)	(1,703)
Decrease in accrued interest	(2,313)	(1,018)
Increase (decrease) in income taxes payable	51	(2,955)
Other, net	(2,924)	(3,151)

Net cash provided by operating activities	16,875	18,753

Cash flows from investing activities:
Capital expenditures	(2,095)	(2,726)
Decrease in other long-term assets	157	133
Proceeds from sales of property and equipment	28	1
Investment in signal upgrades	(230)	(2,530)

Net cash used in investing activities	(2,140)	(5,122)

Cash flows from financing activities:
Net payments of revolving credit facilities	(28,000)	(25,000)
Proceeds from issuances of stock related to stock-based compensation plans	3,919	454
Increase in book overdrafts	669	433
Repurchase of Class A common stock	—	(163)
Decrease in amounts due from/to Cox Enterprises, Inc.	8,259	11,608

Net cash used in financing activities	(15,153)	(12,668)

Net (decrease) increase in cash and cash equivalents	(418)	963
Cash and cash equivalents at beginning of period	4,202	4,681

Cash and cash equivalents at end of period	$3,784	$5,644

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,204	$10,194
Income taxes	4,121	6,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 and notes thereto contained in Cox Radio’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other period.

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

Other Assets

Other assets consist primarily of external costs incurred to facilitate signal upgrades, which enhance the value of Cox Radio’s FCC licenses. Upon completion of each signal upgrade, Cox Radio reclassifies the applicable amount to FCC licenses. During the first quarter of 2003, Cox Radio completed a signal upgrade at WBHK-FM in Birmingham, Alabama, and reclassified $5.4 million from other assets to FCC licenses. No signal upgrades were completed in the three months ended March 31, 2004.

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

Incentive Compensation Plans

Cox Radio accounts for stock compensation in accordance with the requirements of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123, “Accounting for Stock-Based Compensation”

as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires disclosure of the pro forma effects on net income and earnings per share as if Cox Radio had adopted the fair value recognition provisions of SFAS No. 123, as amended. Had compensation cost for the Long-Term Incentive Plan and the Employee Stock Purchase Plans (ESPP) been determined based on the fair value at the grant or enrollment dates in accordance with the fair value provisions of SFAS No. 123, as amended, Cox Radio’s net income and net income per share for the three months ended March 31, 2004 and 2003 would have been changed to the pro forma amounts indicated below.

	Three Months Ended March 31,
	2004	2003
	(Amounts in thousands, except per share data)
Net income, as reported	$11,096	$9,377
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,974)	(1,837)

Pro forma net income	$9,122	$7,540

Earnings per share:
Basic – as reported	$0.11	$0.09

Basic – pro forma	$0.09	$0.08

Diluted – as reported	$0.11	$0.09

Diluted – pro forma	$0.09	$0.07

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 23% of total revenues for the three months ended March 31, 2004 and 2003.

Recent Accounting Pronouncements

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

Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ended after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Cox Radio does not have any interest in special purpose entities or any other variable interest entities. The adoption of FIN 46R did not have a material impact on Cox Radio’s results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which retains the disclosure requirements in SFAS 132 and contains additional requirements. These additional requirements include disclosures about a plan sponsor’s investment strategies, detailed information of plan assets, expected future cash flow requirements, and interim disclosures related to periodic benefit cost. This statement is effective for financial statements for fiscal years ending after December 15, 2003. Cox Radio participates in Cox Enterprises’ pension and postretirement plans.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3. Earnings Per Common Share and Capital Structure

	Three Months Ended March 31,
	2004	2003
	(Amounts in thousands, except per share data)
Net income	$11,096	$9,377

Earnings per share – basic
Weighted average common shares outstanding	100,530	100,200

Net income per common share – basic	$0.11	$0.09

Earnings per share – diluted
Weighted average common shares outstanding	100,530	100,200
Shares issuable on exercise of dilutive options	4,630	3,582
Shares assumed to be purchased with proceeds of options	(4,265)	(3,240)
Shares issuable pursuant to Employee Stock Purchase Plan	149	218
Shares assumed to be purchased with proceeds from Employee Stock Purchase Plan	(136)	(180)

Shares applicable to earnings per share – diluted	100,908	100,580

Net income per common share - diluted	$0.11	$0.09

The options and ESPP purchase rights excluded from the computation of net income per common share - diluted for the three months ended March 31, 2004 and 2003 are summarized below. The exercise price of these options and the subscription price of these purchase rights were greater than the average market price of the Class A common stock during the three months ended March 31, 2004 and 2003, respectively.

	Three Months Ended March 31,
	2004	2003
	(Amounts in thousands)
Options and ESPP purchase rights outstanding	2,109	2,307

4. Long-Term Debt, Commitments and Contingencies

Cox Radio’s outstanding debt for the periods presented consists of the following:

	March 31, 2004	December 31, 2003
	(Amounts in thousands)
6.375% notes payable, due in May 2005 (1)	$99,952	$99,942
6.625% notes payable, due in February 2006 (2)	249,825	249,802
Revolving credit facility	157,000	185,000

Total long-term debt	$506,777	$534,744

(1)	At March 31, 2004 and December 31, 2003, the estimated aggregate fair value of the 6.375% notes was approximately $104.7 million and $106.2 million, respectively, based on quoted market prices.
(2)	At March 31, 2004 and December 31, 2003, the estimated aggregate fair value of these notes was approximately $269.5 million and $269.9 million, respectively, based on quoted market prices.

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

Under the 364-day facility, Cox Radio may also choose an interest rate based on the federal funds rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt and certain financial covenants. The 364-day facility also provides for a letter of credit facility. The facilities include commitment fees on the unused portion of the total amount available of 0.09% to 0.25%, in the case of the five-year facility, and 0.20% in the case of the 364-day facility, based on the credit ratings of Cox Radio’s senior long-term debt. Each facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within each credit facility. At March 31, 2004, Cox Radio was in compliance with these covenants. Cox Radio’s credit facilities contain events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facilities. Cox Radio has a “term-out” feature in the 364-day credit agreement that allows Cox Radio to extend the maturity of the 364-day credit agreement for an additional two years at maturity. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. At March 31, 2004, Cox Radio had $157 million of outstanding indebtedness under the five-year facility with $193 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 1.7% at March 31, 2004. At December 31, 2003, Cox Radio had approximately $185 million of outstanding indebtedness under the five-year facility with $165 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 1.8% at December 31, 2003. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreements.

Cox Radio has an effective universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. At March 31, 2004 and December 31, 2003, $244.8 million was available under the universal shelf registration statement.

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

During February 2003, Honolulu Broadcasting sold WARV-FM, terminating the related JSA and repaid the indebtedness of $1.0 million. This reduced the amount of Cox Radio’s guarantee from $7.6 million to $6.6 million.

At March 31, 2004, the guarantee of certain senior debt of Honolulu Broadcasting totaled $6.6 million. This debt consists of a one-year renewable term loan secured by the assets of KGMZ-FM, the proceeds of which were used by Honolulu Broadcasting to finance the purchase of this station. Cox Radio provides sales and marketing services under a JSA to this station pursuant to which Cox Radio sells advertising on the station, which it records as revenues, provides marketing services for the station, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt. In addition, Cox Radio believes the sale of KGMZ-FM would result in sufficient proceeds to repay the outstanding debt and considers the degree of risk related to this guarantee insignificant.

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

On October 11, 2000, Cox Radio and its controlling shareholder, Cox Broadcasting, Inc., were sued in Georgia federal court by broadcast station broker Force Communications, for alleged breach of contract and other theories involving a failure to pay the broker a commission allegedly due on two transactions. The suit sought contract damages in excess of $5 million plus interest, costs, expenses and attorneys’ fees. Force Communications, Cox Radio and Cox Broadcasting, Inc. agreed on January 23, 2003 to resolve this matter through binding arbitration. Pursuant to that agreement, on June 25, 2003, the arbitrator issued an award of $1.2 million to Force Communications. As a result of this settlement, $0.4 million was recorded as a reduction of corporate general and administrative expenses during the second quarter of 2003 based on amounts previously accrued for this matter. Following payment of that award, on July 23, 2003, the court dismissed this lawsuit with prejudice pursuant to the parties’ joint motion.

On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act (TCPA). The complaint seeks statutory damages in the amount of $1,500, plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “unsolicited advertisement” from a Cox Radio radio station. Cox Radio filed an answer to the complaint denying liability and asserting numerous defenses. Thereafter, proceedings in this case were stayed pending rulings by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. This stay was lifted on August 13, 2003 following rulings by the Court of Appeals in the third-party case directing the trial court to consider certain constitutional defenses raised by the defendant. On July 3, 2003, the FCC issued a Report and Order holding, among other things, that pre-recorded telephone messages by broadcasters made for the purpose of inviting consumers to listen to a free broadcast are not “unsolicited advertisements” prohibited by the TCPA. On July 28, 2003, Cox Radio requested that the plaintiffs voluntarily dismiss their claims in light of the FCC’s Report and Order. Plaintiffs subsequently refused this request, and on October 24, 2003, Cox Radio filed a motion for judgment on the pleadings seeking the dismissal of plaintiffs’ claims on grounds that the calls in question were permissible under the TCPA and the FCC’s implementing rules and, alternatively, that the application of the TCPA to the facts of this case would violate Cox Radio’s constitutional rights to free speech, equal protection and due process. On February 3, 2004, plaintiffs filed a second amended complaint in support of their contention that the messages at issue are not exempted by the terms of the FCC Report and Order. On March 25, 2004, the court entered an order ruling that the calls at issue were not prohibited by the TCPA and its implementing regulations, granting Cox Radio’s motion for judgment on the pleadings, and dismissing the plaintiffs’ claims. Plaintiffs filed a notice of appeal from these rulings on April 21, 2004. Cox Radio intends to continue to defend this action vigorously. At the present time, Cox Radio cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. The outcome of this matter cannot be predicted at this time.

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

Cox Radio had two interest rate swap agreements outstanding as of March 31, 2004, each of which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties.

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

During the three months ended March 31, 2004 and 2003, there was no ineffective portion related to the changes in fair values of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. For the three-month period ended March 31, 2004, approximately $51,000, before related income tax effects of approximately $22,000, were reclassified into earnings as interest expense. The balance of $1.8 million recorded in accumulated other comprehensive loss at March 31, 2004 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending March 31, 2005 is approximately $0.2 million, before related income tax effects of approximately $0.1 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

At March 31, 2004, $50 million notional principal amount of interest rate swap agreements was outstanding at an average annual fixed rate of 6.3% and an average remaining maturity of 2.25 years. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable $3.9 million at March 31, 2004 and December 31, 2003. The fair value of the swap agreements at March 31, 2004 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps.

6. Goodwill and Other Intangible Assets

On January 1, 2002, Cox Radio adopted SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, no longer be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is January 1st.

During the quarter ended March 31, 2004, Cox Radio performed its annual tests for impairment, and based on independent appraisals, no impairment of either FCC licenses or goodwill was indicated.

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
March 31, 2004
FCC licenses and other intangible assets, net	$2,029,298	$516	$2,028,782
Goodwill	46,033	—	46,033

December 31, 2003
FCC licenses and other intangible assets, net	2,029,298	500	2,028,798
Goodwill	46,033	—	46,033

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox Radio’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements, due to various risks, uncertainties or other factors. These factors include competition within the radio broadcasting industry, advertising demand in our markets, the possibility that advertisers may cancel or postpone schedules in response to political events, competition for audience share, our success in executing and integrating acquisitions, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox Radio’s Annual Report on Form 10-K for the year ended December 31, 2003. Cox Radio assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

During the three months ended March 31, 2004 and 2003, Cox Radio did not enter into or consummate any acquisitions or dispositions.

Results of Operations

Cox Radio’s results of operations represent the operations of the radio stations owned or operated by Cox Radio, or for which it provides sales and marketing services, during the applicable periods. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report.

Three months ended March 31, 2004 compared to three months ended March 31, 2003:

	March 31, 2004	March 31, 2003	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$66,845	$66,939	$(94)	(0.1)%
National	19,802	19,258	544	2.8%
Other	6,444	5,372	1,072	20.0%

Total net revenues	$93,091	$91,569	$1,522	1.7%

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

Net revenues for the first quarter of 2004 increased $1.5 million to $93.1 million, a 1.7% increase compared to the first quarter of 2003. National revenues improved in the first quarter of 2004, increasing 2.8% over the first quarter of 2003, and local revenues were flat compared to the first quarter of 2003. Our stations in Atlanta, Orlando, Tampa, Richmond and Greenville-Spartanburg delivered strong growth during the first quarter of 2004, while our stations in Miami, Houston, Jacksonville and Long Island were down for the quarter.

	March 31, 2004	March 31, 2003	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown separately below)	$21,717	$21,220	$497	2.3%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services for the first quarter of 2004 increased $0.5 million to $21.7 million compared to the first quarter of 2003.

	March 31, 2004	March 31, 2003	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$37,358	$38,210	$(852)	(2.2)%

Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses decreased approximately $0.9 million in the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of additional expenses incurred during first quarter of 2003 related to competitive situations in Atlanta, Miami and Birmingham and the related reformat of WFOX-FM in Atlanta. Additionally, promotional expenses related to the 2004 spring rating period were delayed until April as a result of the timing of the start of that rating period.

	March 31, 2004	March 31, 2003	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$4,545	$4,234	$311	7.3%
Depreciation	2,960	2,944	16	0.5%
Amortization	18	30	(12)	(40.0)%

The increase in corporate general and administrative expenses can be attributed to higher insurance rates as well as professional fees related to evaluating, testing and documenting our internal control in connection with Sarbanes-Oxley readiness and compliance. There were no significant changes in depreciation or amortization.

	March 31, 2004	March 31, 2003	$ Change	% Change
	(Amounts in thousands)
Operating income	$26,493	$24,931	$1,562	6.3%

Operating income for the first quarter of 2004 was $26.5 million, a $1.6 million increase over the first quarter of 2003 for the reasons discussed above.

	March 31, 2004	March 31, 2003	$ Change	% Change
	(Amounts in thousands)
Interest expense	$7,891	$9,176	$(1,285)	(14.0)%

Interest expense during the first quarter of 2004 totaled $7.9 million, as compared to $9.2 million for the first quarter of 2003. This was as a result of lower overall outstanding debt, as well as a lower average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.25% notes in the second quarter of 2003 with proceeds from our five-year revolving credit facility. The average rate on our credit facility was 1.8% during the first quarter of 2004 and, in turn, contributed to the overall decrease in interest expense.

	March 31, 2004	March 31, 2003	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$4,259	$3,344	$915	27.4%
Deferred	3,148	2,911	237	8.1%

Total income tax expense	$7,407	$6,255	$1,152	18.4%

Income tax expense increased approximately $1.2 million to $7.4 million in the first quarter of 2004 compared to $6.3 million in the first quarter of 2003, primarily as a result of increased earnings in 2004. The effective tax rate for the first quarter of 2004 and 2003 was 40.0%.

	March 31, 2004	March 31, 2003	$ Change	% Change
	(Amounts in thousands)
Net income	$11,096	$9,377	$1.7	18.3%

Net income for the first quarter of 2004 was $11.1 million compared to $9.4 million for the first quarter of 2003 for the reasons discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Cox Radio’s primary sources of liquidity are cash provided by operations and through borrowings under its bank credit facilities. Net cash from operations results primarily from net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains or losses on sales of radio stations and changes in working capital accounts. In comparing first quarter 2004 to first quarter 2003, net cash provided by operating activities decreased $1.9 million due to changes in working capital. Primary uses of liquidity include debt service, acquisitions, capital expenditures and investment in signal upgrades.

Cox Radio has an effective universal shelf registration statement under which it may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts. At March 31, 2004 and December 31, 2003, $244.8 million was available under the universal shelf registration statement.

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Our borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for us. On December 4, 2003, we entered into a revolving promissory note with Cox Enterprises to define the intercompany borrowing rate as Cox Enterprises’ current commercial paper borrowing rate (1.2% at March 31, 2004). Prior to amending the intercompany note in December 2003, advances from Cox Enterprises accrued interest at Cox Enterprises’ commercial paper borrowing rate plus 40 basis points (2.0% at March 31, 2003). Cox Radio owed Cox Enterprises approximately $2.0 million at March 31, 2004, and Cox Enterprises owed Cox Radio approximately $6.3 million at December 31, 2003.

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

Under the 364-day facility, Cox Radio may also choose an interest rate based on the federal funds rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt and certain financial covenants. The 364-day facility also provides for a letter of credit facility. The facilities include commitment fees on the unused portion of the total amount available of 0.09% to 0.25%, in the case of the five-year facility, and 0.20% in the case of the 364-day facility, based on the credit ratings of Cox Radio’s senior long-term debt. Each facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within each credit facility. At March 31, 2004, Cox Radio was in compliance with these covenants. Cox Radio’s credit facilities contain events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facilities. Cox Radio has a “term-out” feature in the 364-day credit agreement that allows Cox Radio to extend the maturity of the 364-day credit agreement for an additional two years at maturity. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. At March 31, 2004, Cox Radio had $157 million of outstanding indebtedness under the five-year facility with $193 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 1.7% at March 31, 2004. At December 31, 2003, Cox Radio had approximately $185 million of outstanding indebtedness under the five-year facility with $165 million available, and no amounts outstanding under the 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 1.8% at December 31, 2003. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreements.

Cox Radio currently expects to replace its existing 364-day and five-year credit facilities with a new five-year credit facility in the second quarter of 2004. Although the replacement facility is subject to negotiation and execution of definitive agreements, Cox Radio anticipates that the new facility will provide for up to $500.0 million of borrowing capacity and include terms substantially similar to the existing credit agreements.

In May 2003, the $100 million principal amount of the 6.25% notes was repaid at maturity using funds from the five-year revolving credit facility. Cox Radio currently has $350 million in outstanding debt securities, as described below (dollar amounts in thousands):

Principal Amount	Interest Rate	Maturity
$100,000(1)	6.375%	May 2005
$250,000(2)	6.625%	February 2006

(1)	At March 31, 2004 and December 31, 2003, the estimated aggregate fair value of the 6.375% notes was approximately $104.7 million and $106.2 million, respectively, based on quoted market prices.
(2)	At March 31, 2004 and December 31, 2003, the estimated aggregate fair value of these notes was approximately $269.5 million and $269.9 million, respectively, based on quoted market prices.

Off-Balance Sheet Arrangements

Cox Radio’s off-balance sheet arrangements consist primarily of lease commitments and contracts for sports programming and on-air personalities and the guarantee discussed below. Cox Radio does not have any majority-owned subsidiaries that are not included in its consolidated financial statements, nor does Cox Radio have any interests in or relationships with any variable interest entities.

At March 31, 2004, the guarantee of certain senior debt of Honolulu Broadcasting totaled $6.6 million. This debt consists of a one-year renewable term loan secured by the assets of KGMZ-FM, the proceeds of which were used by Honolulu Broadcasting to finance the purchase of this station. Cox Radio provides sales and marketing services under a JSA to this station pursuant to which Cox Radio sells advertising on the station, which it records as revenues, provides marketing services for the station, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt. In addition, Cox Radio believes the sale of KGMZ-FM would result in sufficient proceeds to repay the outstanding debt and considers the degree of risk related to this guarantee insignificant.

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

Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $50 million in notional principal amount of debt for fixed interest rates. These agreements have an average annual fixed rate of 6.3% and an average remaining maturity of 2.25 years. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 6 to the consolidated financial statements included herein. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, Cox Radio does not anticipate nonperformance by such counterparties, and no material loss would be expected in the event of the counterparties’ nonperformance. The estimated fair value of the swap agreements, based on current market rates, approximated a net payable of $3.9 million at March 31, 2004 and December 31, 2003. The fair value of the swap agreements at March 31, 2004 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps. The market risk for the interest rate swaps is mitigated as the variable rate received is hedged to the variable rate paid on the credit facility.

The determination of the estimated fair value of Cox Radio’s fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of the fixed-rate debt instruments at March 31, 2004 was $374.2 million, compared to a carrying amount of $349.8 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2003 was $376.1 million, compared to a carrying amount of $349.7 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of the fixed-rate debt instruments from $374.2 million to $380.2 million at March 31, 2004, and from $376.1 million to $382.9 million at December 31, 2003.

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

ITEM 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2004, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act (TCPA). The complaint seeks statutory damages in the amount of $1,500, plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “unsolicited advertisement” from a Cox Radio radio station. Cox Radio filed an answer to the complaint denying liability and asserting numerous defenses. Thereafter, proceedings in this case were stayed pending rulings by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. This stay was lifted on August 13, 2003 following rulings by the Court of Appeals in the third-party case directing the trial court to consider certain constitutional defenses raised by the defendant. On July 3, 2003, the FCC issued a Report and Order holding, among other things, that pre-recorded telephone messages by broadcasters made for the purpose of inviting consumers to listen to a free broadcast are not “unsolicited advertisements” prohibited by the TCPA. On July 28, 2003, Cox Radio requested that the plaintiffs voluntarily dismiss their claims in light of the FCC’s Report and Order. Plaintiffs subsequently refused this request, and on October 24, 2003, Cox Radio filed a motion for judgment on the pleadings seeking the dismissal of plaintiffs’ claims on grounds that the calls in question were permissible under the TCPA and the FCC’s implementing rules and, alternatively, that the application of the TCPA to the facts of this case would violate Cox Radio’s constitutional rights to free speech, equal protection and due process. On February 3, 2004, plaintiffs filed a second amended complaint in support of their contention that the messages at issue are not exempted by the terms of the FCC Report and Order. On March 25, 2004, the court entered an order ruling that the calls at issue were not prohibited by the TCPA and its implementing regulations, granting Cox Radio’s motion for judgment on the pleadings, and dismissing the plaintiffs’ claims. Plaintiffs filed a notice of appeal from these rulings on April 21, 2004. Cox Radio intends to continue to defend this action vigorously. At the present time, Cox Radio cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. The outcome of this matter cannot be predicted at this time.

Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Listed below are the exhibits, which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description

(1) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(2) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.

(3) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(4) 4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.

(5) 4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.

(6) 4.3	—	Form of Specimen Class A common stock certificate.

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.4 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 1998.
(5)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.
(6)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A/A filed February 15, 2002.

(b)	Reports on Form 8-K:

Form 8-K dated February 26, 2004 (furnished February 26, 2004) announcing Cox Radio’s financial results for the quarter and year ended December 31, 2003, under Item 12 and furnishing a copy of Cox Radio’s earnings press release under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

May 5, 2004	/s/ Neil O. Johnston
Neil O. Johnston
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)