Form 10-Q
period 2004-06-30
COX RADIO INC
filed 2004-08-06
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Class A common stock, par value of $0.33 – 41,944,571 shares outstanding as of June 30, 2004.

Class B common stock, par value of $0.33 – 58,733,016 shares outstanding as of June 30, 2004.

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month and six-month periods ended June 30, 2004. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,158	$4,202
Accounts and notes receivable, less allowance for doubtful accounts of $4,210 and $4,229, respectively	89,609	82,750
Prepaid expenses and other current assets	11,282	7,194
Amounts due from Cox Enterprises.	—	6,284

Total current assets	106,049	100,430
Property and equipment, net	76,348	78,333
FCC licenses and other intangible assets, net	2,031,200	2,028,798
Goodwill	46,033	46,033
Other assets	22,972	23,432

Total assets	$2,282,602	$2,277,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,060	$28,602
Accrued salaries and wages	3,153	4,139
Accrued interest	7,353	7,230
Income taxes payable	29,791	10,937
Amounts due to Cox Enterprises.	5,268	—
Other current liabilities	4,800	2,924

Total current liabilities	71,425	53,832
Notes payable	494,810	534,744
Deferred income taxes	493,698	502,015
Other long term liabilities	4,399	4,767

Total liabilities	1,064,332	1,095,358

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 42,072,842 and 41,718,469 shares issued and 41,944,571 and 41,590,198 shares outstanding at June 30, 2004 and December 31, 2003, respectively	13,884	13,767
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at June 30, 2004 and December 31, 2003	19,382	19,382
Additional paid-in capital	633,270	626,499
Unearned stock-based compensation	(2,576)	—
Accumulated other comprehensive loss, net of tax	(913)	(1,863)
Retained earnings	557,069	525,729

	1,220,116	1,183,514
Less: Class A common stock held in treasury (128,271 shares at cost at June 30, 2004 and December 31, 2003)	(1,846)	(1,846)

Total shareholders’ equity	1,218,270	1,181,668

Total liabilities and shareholders’ equity	$2,282,602	$2,277,026

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues:
Local	$84,252	$83,020	$151,097	$149,959
National	25,155	26,010	44,957	45,268
Other	7,468	6,216	13,912	11,588

Total revenues	116,875	115,246	209,966	206,815

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	24,993	25,434	46,710	46,654
Selling, general and administrative	42,612	43,296	79,970	81,506
Corporate general and administrative	4,634	4,400	9,179	8,635
Depreciation	2,892	2,977	5,852	5,921
Amortization	13	29	31	59
Other operating expenses, net	69	29	69	28

Operating income	41,662	39,081	68,155	64,012

Other income (expense):
Interest income	1	1	2	2
Interest expense	(7,710)	(8,877)	(15,601)	(18,053)
Other - net	(88)	(115)	(188)	(239)

Income before income taxes	33,865	30,090	52,368	45,722

Current income tax expense	25,733	6,143	29,992	9,487
Deferred income tax (benefit) expense	(12,112)	5,879	(8,964)	8,790

Total income tax expense	13,621	12,022	21,028	18,277

Net income	$20,244	$18,068	$31,340	$27,445

Basic net income per share
Net income per common share	$0.20	$0.18	$0.31	$0.27

Diluted net income per share
Net income per common share	$0.20	$0.18	$0.31	$0.27

Weighted average basic common shares outstanding	100,544	100,217	100,537	100,208

Weighted average diluted common shares outstanding	100,708	100,622	100,744	100,598

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
(Amounts in thousands)
Balance at December 31, 2003	41,718	$13,767	58,733	$19,382	$626,499

Comprehensive income:
Net income	—	—	—	—	—
Unrealized gain on interest rate swaps	—	—	—	—	—
Reclassification to earnings of derivative transition adjustments	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Unearned stock based compensation	—	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—
Issuance of Class A common stock related to incentive plans including tax benefit of $0.1 million	355	117	—	—	6,771

Balance at June 30, 2004	42,073	$13,884	58,733	$19,382	$633,270

	Unearned Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total
				Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2003	$—	$(1,863)	$525,729	128	$(1,846)	$1,181,668

Comprehensive income:
Net income	—	—	31,340	—	—	31,340
Unrealized gain on interest rate swaps	—	892	—	—	—	892
Reclassification to earnings of derivative transition adjustments	—	58	—	—	—	58

Comprehensive income	—	—	—	—	—	32,290

Unearned stock based compensation	(2,733)	—	—	—	—	(2,733)
Amortization of unearned stock-based compensation	157	—	—	—	—	157
Issuance of Class A common stock related to incentive plans including tax benefit of $0.1 million	—	—	—	—	—	6,888

Balance at June 30, 2004	$(2,576)	$(913)	$557,069	128	$(1,846)	$1,218,270

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$31,340	$27,445
Items not requiring cash:
Depreciation	5,852	5,921
Amortization	31	59
Deferred income taxes	(8,964)	8,790
Tax benefit from exercise of stock options	121	396
Amortization of unearned compensation	157	—
Other	189	28
Changes in assets and liabilities:
Increase in accounts receivable	(6,859)	(1,320)
Decrease in accounts payable and accrued expenses	(7,547)	(1,998)
Decrease in accrued salaries and wages	(986)	(1,439)
Increase (decrease) in accrued interest	123	(745)
Increase in income taxes payable	18,854	2,226
Other, net	(1,190)	(2,400)

Net cash provided by operating activities	31,121	36,963

Cash flows from investing activities:
Capital expenditures	(3,970)	(5,940)
Acquisitions and related expenses, net of cash acquired	—	(116)
Decrease in other long-term assets	184	371
Proceeds from sales of property and equipment	45	12
Investment in signal upgrades	(1,877)	(4,703)

Net cash used in investing activities	(5,618)	(10,376)

Cash flows from financing activities:
Net payments (borrowings) of revolving credit facilities	(40,000)	60,075
Repayment of 6.25% notes	—	(100,000)
Proceeds from issuances of stock related to stock-based compensation plans	4,034	671
Increase in book overdrafts	6	820
Repurchase of Class A common stock	—	(163)
Payment of debt issuance costs	(139)	(210)
Increase in amounts due from/to Cox Enterprises, Inc.	11,552	13,624

Net cash used in financing activities	(24,547)	(25,183)

Net increase in cash and cash equivalents	956	1,404
Cash and cash equivalents at beginning of period	4,202	4,681

Cash and cash equivalents at end of period	$5,158	$6,085

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,478	$18,798
Income taxes	11,016	6,866

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

The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other period.

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

Other Assets

Other assets consist primarily of external costs incurred to facilitate signal upgrades, which enhance the value of Cox Radio’s FCC licenses. Upon completion of each signal upgrade, Cox Radio reclassifies the applicable amount to FCC licenses. During the first quarter of 2003, Cox Radio completed a signal upgrade at WBHK-FM in Birmingham, Alabama, and reclassified $5.4 million from other assets to FCC licenses. During the second quarter of 2004, Cox Radio completed a signal upgrade for WPYO-FM in Orlando, Florida and reclassified $2.4 million from other assets to FCC licenses

Impairment of Long-Lived Assets

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

Incentive Compensation Plans

Cox Radio accounts for stock compensation in accordance with the requirements of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires disclosure of the pro forma effects on net income and earnings per share as if Cox Radio had adopted the fair value recognition provisions of SFAS No. 123, as amended. Had compensation cost for the Long-Term Incentive Plan and the Employee Stock Purchase Plans (ESPP) been determined based on the fair value at the grant or enrollment dates in accordance with the fair value provisions of SFAS No. 123, as amended, Cox Radio’s net income and net income per share for the three months ended June 30, 2004 and 2003 would have been changed to the pro forma amounts indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income, as reported	$20,244	$18,068	$31,340	$27,445
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,443)	(2,525)	(4,411)	(4,458)

Pro forma net income	$17,801	$15,543	$26,929	$22,987

Earnings per share:
Basic – as reported	$0.20	$0.18	$0.31	$0.27

Basic – pro forma	$0.18	$0.16	$0.27	$0.23

Diluted – as reported	$0.20	$0.18	$0.31	$0.27

Diluted – pro forma	$0.18	$0.15	$0.27	$0.23

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 26% and 25% of total revenues for the three-month and six-month periods, respectively, ended June 30, 2004, and 26% and 25% of total revenues for the three-month and six-month periods, respectively, ended June 30, 2003.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The application of this guidance should be used to determine when an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance for evaluating whether an investment is other-than-temporarily impaired is effective for evaluations made in reporting periods beginning after June 15, 2004. Cox Radio does not believe that the application of this consensus will have a material impact on Cox Radio’s results of operations or financial position.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3. Earnings Per Common Share and Capital Structure

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income	$20,244	$18,068	$31,340	$27,445

Earnings per share – basic
Weighted average common shares outstanding	100,544	100,217	100,537	100,208

Net income per common share – basic	$0.20	$0.18	$0.31	$0.27

Earnings per share – diluted
Weighted average common shares outstanding	100,544	100,217	100,537	100,208
Shares issuable on exercise of dilutive options	574	3,548	3,495	3,548
Shares assumed to be purchased with proceeds of options	(410)	(3,184)	(3,296)	(3,198)
Shares issuable on exercise of restricted stock	—	—	128	—
Shares assumed to be purchased with proceeds of restricted stock	—	—	(124)	—
Shares issuable pursuant to Employee Stock Purchase Plan	—	209	149	209
Shares assumed to be purchased with proceeds from Employee Stock Purchase Plan	—	(168)	(145)	(169)

Shares applicable to earnings per share – diluted	100,708	100,622	100,744	100,598

Net income per common share - diluted	$0.20	$0.18	$0.31	$0.27

The options and ESPP purchase rights excluded from the computation of net income per common share - diluted for the three-month and six-month periods ended June 30, 2004 and 2003 are summarized below. The exercise price of these options and the subscription price of these purchase rights were greater than the average market price of the Class A common stock during the three-month and six-month periods ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Options and ESPP purchase rights outstanding	6,115	2,287	3,065	2,287

In 2004, Cox Radio implemented a new long-term incentive award format for selected officers and senior executives that will consist of a mix of stock options and performance-based restricted stock awards. Awards of performance-based restricted stock are dependent upon the achievement of pre-established performance criteria. Once granted, performance-based restricted stock awards normally become 100% vested five years after the date of grant. As long as the recipient is employed by Cox Radio or its affiliates, 60% of the shares obtained through performance-based restricted stock awards will remain restricted from resale or transfer. Cox Radio recognizes compensation cost related to restricted stock awards, as the exercise price of the awards is less than the market value of the underlying common stock on the grant date.

4. Long-Term Debt, Commitments and Contingencies

Cox Radio’s outstanding debt for the periods presented consists of the following:

	June 30, 2004	December 31, 2003
	(Amounts in thousands)
6.375% notes payable, due in May 2005 (1)	$99,962	$99,942
6.625% notes payable, due in February 2006 (2)	249,848	249,802
Revolving credit facility	145,000	185,000

Total long-term debt	$494,810	$534,744

(1)	At June 30, 2004 and December 31, 2003, the estimated aggregate fair value of the 6.375% notes was approximately $103.1 million and $106.2 million, respectively, based on quoted market prices. The 6.375% notes due on May 15, 2005 were excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis and currently has the ability to do so under its new five-year credit facility. This credit facility had unused capacity of $355 million as of June 30, 2004. Cox Radio may also refinance this obligation through the issuance of debt or equity securities depending on market conditions and other factors.
(2)	At June 30, 2004 and December 31, 2003, the estimated aggregate fair value of these notes was approximately $262.8 million and $269.9 million, respectively, based on quoted market prices.

On June 4, 2004, Cox Radio replaced its existing $350 million, five-year senior unsecured revolving credit facility and $150 million 364-day senior unsecured revolving credit facility with a $500 million, five-year senior unsecured revolving credit facility. The interest rate for the new five-year facility is, at Cox Radio’s option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt;

•	the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or

•	the federal funds borrowing rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt.

The new five-year facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of Cox Radio’s senior long-term debt. The five-year facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At June 30, 2004, Cox Radio was in compliance with these covenants. Cox Radio’s credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facility. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. At June 30, 2004, Cox Radio had $145 million of outstanding indebtedness under the five-year facility with $355 million available. The interest rate applied to amounts due under the bank credit facility was 1.8% at June 30, 2004. At December 31, 2003, Cox Radio had approximately $185 million of outstanding indebtedness under the old five-year facility with $165 million available, and no amounts outstanding under the old 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 1.8% at December 31, 2003. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreements.

Cox Radio has an effective universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. At June 30, 2004 and December 31, 2003, $244.8 million was available under the universal shelf registration statement.

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

At June 30, 2004, the guarantee of certain senior debt of Honolulu Broadcasting totaled $6.6 million. This debt consists of a one-year renewable term loan secured by the assets of KGMZ-FM, the proceeds of which were used by Honolulu Broadcasting to finance the purchase of this station. Cox Radio provides sales and marketing services under a JSA to this station pursuant to which Cox Radio sells advertising on the station, which it records as revenues, provides marketing services for the station, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt.

Cox Radio is subject to various federal and state income tax audits. Cox Radio anticipates reaching a conclusion with the IRS related to the audit of its 1998-2001 federal income tax returns. While the final outcome of this audit is not certain, management expects to pay a net amount of approximately $25 million for adjustments arising during the audit related to certain radio station transactions consummated during the audit period. Cox Radio has previously provided for the possibility of this outcome. In addition, given the nature of these adjustments as temporary differences, Cox Radio has recognized current income tax expense of approximately $18 million, which has been offset by a deferred income tax benefit of approximately $18 million, during the quarter ended June 30, 2004, to reclassify the portion of the anticipated payment from deferred income taxes payable to current income taxes payable. Cox Radio anticipates the audit will be concluded during the second half of 2004 and, as such, has classified the anticipated net payment as current income taxes payable on its Consolidated Balance Sheet at June 30, 2004.

On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act (TCPA). The complaint seeks statutory damages in the amount of $1,500, plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “unsolicited advertisement” from a Cox Radio radio station. Cox Radio filed an answer to the complaint denying liability and asserting numerous defenses. Thereafter, proceedings in this case were stayed pending rulings by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. This stay was lifted on August 13, 2003 following rulings by the Court of Appeals in the third-party case directing the trial court to consider certain constitutional defenses raised by the defendant. On July 3, 2003, the FCC issued a Report and Order holding, among other things, that pre-recorded telephone messages by broadcasters made for the purpose of inviting consumers to listen to a free broadcast are not “unsolicited advertisements” prohibited by the TCPA. On July 28, 2003, Cox Radio requested that the plaintiffs voluntarily dismiss their claims in light of the FCC’s Report and Order. Plaintiffs subsequently refused this request, and on October 24, 2003, Cox Radio filed a motion for judgment on the pleadings seeking the dismissal of plaintiffs’ claims on grounds that the calls in question were permissible under the TCPA and the FCC’s implementing rules and, alternatively, that the application of the TCPA to the facts of this case would violate Cox Radio’s constitutional rights to free speech, equal protection and due process. On February 3, 2004, plaintiffs filed a second amended complaint in support of their contention that the messages at issue were not exempted by the terms of the FCC Report and Order. On March 25, 2004, the court entered an order ruling that the calls at issue were not prohibited by the TCPA and its implementing regulations, granting Cox Radio’s motion for judgment on the pleadings, and dismissing the plaintiffs’ claims. Plaintiffs filed a notice of appeal from these rulings on April 21, 2004. Cox Radio intends to continue to defend this action vigorously. At the present time, Cox Radio cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. The outcome of this matter cannot be predicted at this time.

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

Cox Radio had two interest rate swap agreements outstanding as of June 30, 2004, each of which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparties to these interest rate swap agreements are major financial institutions. Cox Radio is exposed to credit loss in the event of nonperformance by these counterparties. However, Cox Radio does not anticipate nonperformance by these counterparties.

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

During the three-month and six-month periods ended June 30, 2004 and 2003, there was no ineffective portion related to the changes in fair values of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. For the six-month period ended June 30, 2004, approximately $103,000, before related income tax effects of approximately $44,000, were reclassified into earnings as interest expense. The balance of $0.9 million recorded in accumulated other comprehensive loss at June 30, 2004 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending June 30, 2005 is approximately $0.1 million, before related income tax effects of approximately $0.1 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

At June 30, 2004, $50 million notional principal amount of interest rate swap agreements was outstanding at an average annual fixed rate of 6.3% and an average remaining maturity of two years. The estimated fair value of these swap agreements, based on current market rates, approximated a net payable $2.4 million at June 30, 2004 and $3.9 million at December 31, 2003. The fair value of the swap agreements at June 30, 2004 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps.

6. Goodwill and Other Intangible Assets

On January 1, 2002, Cox Radio adopted SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, no longer be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is January 1st.

During the first quarter of 2004, Cox Radio performed its annual tests for impairment, and based on independent appraisals, no impairment of either FCC licenses or goodwill was indicated.

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
June 30, 2004
FCC licenses and other intangible assets, net	$2,031,729	$529	$2,031,200
Goodwill	46,033	—	46,033

December 31, 2003
FCC licenses and other intangible assets, net	2,029,298	500	2,028,798
Goodwill	46,033	—	46,033

During the second quarter of 2004, Cox Radio completed a signal upgrade for WPYO-FM in Orlando, Florida and reclassified $2.4 million from other assets to FCC licenses.

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

During the six months ended June 30, 2004 and 2003, Cox Radio did not enter into or consummate any acquisitions or dispositions.

Results of Operations

Cox Radio’s results of operations represent the operations of the radio stations owned or operated by Cox Radio, or for which it provides sales and marketing services, during the applicable periods. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report.

Three months ended June 30, 2004 compared to three months ended June 30, 2003:

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$84,252	$83,020	$1,232	1.5%
National	25,155	26,010	(855)	(3.3)%
Other	7,468	6,216	1,252	20.1%

Total net revenues	$116,875	$115,246	$1,629	1.4%

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

Net revenues for the second quarter of 2004 increased $1.6 million to $116.9 million, a 1.4% increase compared to the second quarter of 2003. Local revenues improved in the second quarter of 2004, increasing 1.5% over the second quarter of 2003, while national revenues were down 3.3% compared to the second quarter of 2003. Our stations in Atlanta, Orlando, Tampa, Richmond, Southern Connecticut and Greenville-Spartanburg delivered solid growth during the second quarter of 2004, while our stations in Miami, Houston, San Antonio and Louisville were down for the quarter.

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown separately below)	$24,993	$25,434	$(441)	(1.7)%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services for the second quarter of 2004 decreased $0.5 million to $25.0 million compared to the second quarter of 2003 primarily as a result of a decrease in music license fees and research costs.

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$42,612	$43,296	$(684)	(1.6)%

Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses decreased approximately $0.7 million in the second quarter of 2004 compared to the second quarter of 2003 primarily as a result of a decrease in promotional spending, specifically in Miami and Honolulu.

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$4,634	$4,400	$234	5.3%
Depreciation	2,892	2,977	(85)	(2.9)%
Amortization	13	29	(16)	(55.2)%
Other operating expenses, net	69	29	40	137.9%

The increase in corporate general and administrative expenses can be attributed to the reversal of an accrual as a result of the settlement of the Force Communications litigation during second quarter of 2003. The changes in depreciation, amortization or other operating expenses were not material to Cox Radio’s overall operating results or financial condition.

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Operating income	$41,662	$39,081	$2,581	6.6%

Operating income for the second quarter of 2004 was $41.7 million, a $2.6 million increase over the second quarter of 2003 for the reasons discussed above.

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Interest expense	$7,710	$8,877	$(1,167)	(13.1)%

Interest expense during the second quarter of 2004 totaled $7.7 million, as compared to $8.9 million for the second quarter of 2003. This was as a result of lower overall outstanding debt, as well as a lower average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.25% notes in the second quarter of 2003 with proceeds from our five-year revolving credit facility. The average rate on our credit facility was 1.8% during the second quarter of 2004 and, in turn, contributed to the overall decrease in interest expense.

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$25,733	$6,143	$19,590	318.9%
Deferred	(12,112)	5,879	(17,991)	(306.0)%

Total income tax expense	$13,621	$12,022	$1,599	13.3%

Income tax expense increased approximately $1.6 million to $13.6 million in the second quarter of 2004 compared to $12.0 million in the second quarter of 2003, primarily as a result of the increase in operating income and a decrease in interest expense, as discussed above. In connection with the conclusion of income tax audits for the years 1998 – 2001, Cox Radio expects to pay approximately $25 million related to certain radio station transactions completed during the audit period. Cox Radio has previously provided for the possibility of this outcome. As management expects to make this payment during the second half of 2004, Cox Radio has reclassified approximately $18 million of deferred tax liabilities, the amount not already classified as current, into income taxes payable resulting in a corresponding reclassification between deferred tax expense and current tax expense. The effective tax rate for the second quarter of 2004 and 2003 was 40.2%.

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Net income	$20,244	$18,068	$2,176	12.0%

Net income for the second quarter of 2004 was $20.2 million compared to $18.1 million for the second quarter of 2003 for the reasons discussed above.

Six months ended June 30, 2004 compared to six months ended June 30, 2003:

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$151,097	$149,959	$1,138	0.8%
National	44,957	45,268	(311)	(0.7)%
Other	13,912	11,588	2,324	20.1%

Total net revenues	$209,966	$206,815	$3,151	1.5%

Net revenues for the first six months of 2004 increased $3.2 million to $210.0 million, a 1.5% increase compared to the first six months of 2003. Local revenues improved in the first six months of 2004, increasing 0.8% over the first six months of 2003, while national revenues were down 0.7% compared to the first six months of 2003. Our stations in Atlanta, Orlando, Tampa, Richmond, Southern Connecticut and Greenville-Spartanburg delivered solid growth during the first six months of 2004, while our stations in Miami, Houston, San Antonio and Louisville were down for the period.

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown separately below)	$46,710	$46,654	$56	0.1%

Cost of services for the first six months of 2004 increased $0.1 million to $46.7 million compared to the first six months of 2003.

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$79,970	$81,506	$(1,536)	(1.9)%

Selling, general and administrative expenses decreased approximately $1.5 million in the first six months of 2004 compared to the first six months of 2003 primarily as a result of additional expenses incurred during first six months of 2003 related to competitive situations in Atlanta, Miami and Birmingham and the related reformat of WFOX-FM in Atlanta and a decrease in promotional spending, specifically in Miami and Honolulu, during 2004.

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$9,179	$8,635	$544	6.3%
Depreciation	5,852	5,921	(69)	(1.2)%
Amortization	31	59	(28)	(47.5)%
Other operating expenses, net	69	28	41	146.4%

The increase in corporate general and administrative expenses can be attributed to higher insurance rates as well as professional fees related to evaluating, testing and documenting our internal control in connection with Sarbanes-Oxley readiness and compliance. The changes in depreciation, amortization or other operating expenses were not material to Cox Radio’s overall operating results or financial condition.

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Operating income	$68,155	$64,012	$4,143	6.5%

Operating income for the first six months of 2004 was $68.2 million, a $4.1 million increase over the first six months of 2003 for the reasons discussed above.

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Interest expense	$15,601	$18,053	$(2,452)	(13.6)%

Interest expense during the first six months of 2004 totaled $15.6 million, as compared to $18.1 million for the first six months of 2003. This was as a result of lower overall outstanding debt, as well as a lower average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.25% notes in the first six months of 2003 with proceeds from our five-year revolving credit facility. The average rate on our credit facility was 1.8% during the first six months of 2004 and, in turn, contributed to the overall decrease in interest expense.

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$29,992	$9,487	$20,505	216.1%
Deferred	(8,964)	8,790	(17,754)	(202.0)%

Total income tax expense	$21,028	$18,277	$2,751	15.1%

Income tax expense increased approximately $2.8 million to $21.0 million in the first six months of 2004 compared to $18.3 million in the first six months of 2003, primarily as a result of the increase in operating income and a decrease in interest expense, as discussed above. Also discussed above, in the second quarter of 2004, Cox Radio reclassified approximately $18 million of deferred tax liabilities into income taxes payable resulting in a corresponding reclassification between deferred tax expense and current tax expense. The effective tax rate for the first six months of 2004 and 2003 was 40.1%.

	June 30, 2004	June 30, 2003	$ Change	% Change
	(Amounts in thousands)
Net income	$31,340	$27,445	$3,895	14.2%

Net income for the first six months of 2004 was $31.3 million compared to $27.4 million for the first six months of 2003 for the reasons discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Cox Radio’s primary sources of liquidity are cash provided by operations and through borrowings under its bank credit facility. Net cash from operations results primarily from net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains or losses on sales of radio stations and changes in working capital accounts. In comparing the six months ended June 30, 2004 to the six months ended June 30, 2003, net cash provided by operating activities decreased $5.8 million due to changes in working capital. Primary uses of liquidity include debt service, acquisitions, capital expenditures and investment in signal upgrades.

Cox Radio has an effective universal shelf registration statement under which it may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts. At June 30, 2004 and December 31, 2003, $244.8 million was available under the universal shelf registration statement.

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Our borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for us. On December 4, 2003, we entered into a revolving promissory note with Cox Enterprises to define the intercompany borrowing rate as Cox Enterprises’ current commercial paper borrowing rate (1.2% at June 30, 2004). Prior to amending the intercompany note in December 2003, advances from Cox Enterprises accrued interest at Cox Enterprises’ commercial paper borrowing rate plus 40 basis points (1.8% at June 30, 2003). Cox Radio owed Cox Enterprises approximately $5.3 million at June 30, 2004, and Cox Enterprises owed Cox Radio approximately $6.3 million at December 31, 2003.

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

Debt Service

On June 4, 2004, Cox Radio replaced its existing $350 million, five-year senior unsecured revolving credit facility and $150 million 364-day senior unsecured revolving credit facility with a $500 million, five-year senior unsecured revolving credit facility. The interest rate for the new five-year facility is, at Cox Radio’s option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	the London Interbank Offered Rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt;

•	the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or

•	the federal funds borrowing rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt.

The new five-year facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of Cox Radio’s senior long-term debt. The five-year facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At June 30, 2004, Cox Radio was in compliance with these covenants. Cox Radio’s credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facility. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. At June 30, 2004, Cox Radio had $145 million of outstanding indebtedness under the five-year facility with $355 million available. The interest rate applied to amounts due under the bank credit facility was 1.8% at June 30, 2004. At December 31, 2003, Cox Radio had approximately $185 million of outstanding indebtedness under the old five-year facility with $165 million available, and no amounts outstanding under the old 364-day facility with $150 million available. The interest rate applied to amounts due under the bank credit facilities was 1.8% at December 31, 2003. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreements.

In May 2003, the $100 million principal amount of the 6.25% notes was repaid at maturity using funds from the five-year revolving credit facility. Cox Radio currently has $350 million in outstanding debt securities, as described below (dollar amounts in thousands):

Principal Amount		Interest Rate	Maturity
$100,000	(1)	6.375%	May 2005
$250,000	(2)	6.625%	February 2006

(1)	At June 30, 2004 and December 31, 2003, the estimated aggregate fair value of the 6.375% notes was approximately $103.1 million and $106.2 million, respectively, based on quoted market prices. The 6.375% notes due on May 15, 2005 were excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis and currently has the ability to do so under its new five-year credit facility. This credit facility had unused capacity of $355 million as of June 30, 2004. Cox Radio may also refinance this obligation through the issuance of debt or equity securities depending on market conditions and other factors.
(2)	At June 30, 2004 and December 31, 2003, the estimated aggregate fair value of these notes was approximately $262.8 million and $269.9 million, respectively, based on quoted market prices.

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

At June 30, 2004, the guarantee of certain senior debt of Honolulu Broadcasting totaled $6.6 million. This debt consists of a one-year renewable term loan secured by the assets of KGMZ-FM, the proceeds of which were used by Honolulu Broadcasting to finance the purchase of this station. Cox Radio provides sales and marketing services under a JSA to this station pursuant to which Cox Radio sells advertising on the station, which it records as revenues, provides marketing services for the station, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt.

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

Pursuant to the interest rate swap agreements, Cox Radio has exchanged its floating rate interest obligations on an aggregate of $50 million in notional principal amount of debt for fixed interest rates. These agreements have an average annual fixed rate of 6.3% and an average remaining maturity of two years. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated these agreements as cash flow hedges as discussed in Note 5 to the consolidated financial statements included herein. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, Cox Radio does not anticipate nonperformance by such counterparties, and no material loss would be expected in the event of the counterparties’ nonperformance. The estimated fair value of the swap agreements, based on current market rates, approximated a net payable of $2.4 million at June 30, 2004 and $3.9 million at December 31, 2003. The fair value of the swap agreements at June 30, 2004 is included in other current liabilities and other long-term liabilities according to the respective maturity dates of the swaps. The market risk for the interest rate swaps is mitigated as the variable rate received is hedged to the variable rate paid on the credit facility.

The determination of the estimated fair value of Cox Radio’s fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of the fixed-rate debt instruments at June 30, 2004 was $365.8 million, compared to a carrying amount of $349.8 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2003 was $376.1 million, compared to a carrying amount of $349.7 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of the fixed-rate debt instruments from $365.8 million to $370.8 million at June 30, 2004, and from $376.1 million to $382.9 million at December 31, 2003.

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

ITEM 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2004, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act (TCPA). The complaint seeks statutory damages in the amount of $1,500, plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “unsolicited advertisement” from a Cox Radio radio station. Cox Radio filed an answer to the complaint denying liability and asserting numerous defenses. Thereafter, proceedings in this case were stayed pending rulings by the Georgia Court of Appeals in a similar action pending against a third-party radio broadcast company. This stay was lifted on August 13, 2003 following rulings by the Court of Appeals in the third-party case directing the trial court to consider certain constitutional defenses raised by the defendant. On July 3, 2003, the FCC issued a Report and Order holding, among other things, that pre-recorded telephone messages by broadcasters made for the purpose of inviting consumers to listen to a free broadcast are not “unsolicited advertisements” prohibited by the TCPA. On July 28, 2003, Cox Radio requested that the plaintiffs voluntarily dismiss their claims in light of the FCC’s Report and Order. Plaintiffs subsequently refused this request, and on October 24, 2003, Cox Radio filed a motion for judgment on the pleadings seeking the dismissal of plaintiffs’ claims on grounds that the calls in question were permissible under the TCPA and the FCC’s implementing rules and, alternatively, that the application of the TCPA to the facts of this case would violate Cox Radio’s constitutional rights to free speech, equal protection and due process. On February 3, 2004, plaintiffs filed a second amended complaint in support of their contention that the messages at issue were not exempted by the terms of the FCC Report and Order. On March 25, 2004, the court entered an order ruling that the calls at issue were not prohibited by the TCPA and its implementing regulations, granting Cox Radio’s motion for judgment on the pleadings, and dismissing the plaintiffs’ claims. Plaintiffs filed a notice of appeal from these rulings on April 21, 2004. Cox Radio intends to continue to defend this action vigorously. At the present time, Cox Radio cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. The outcome of this matter cannot be predicted at this time.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

Cox Radio held its Annual Meeting of Stockholders on May 11, 2004. Three matters were voted upon at the meeting: (a) the election of a Board of Directors of eight members to serve until the 2005 Annual Meeting or until their successors are duly elected and qualified; (b) approval of Cox Radio’s 2004 Employee Stock Purchase Plan; and (c) approval of Cox Radio’s Second Amended and Restated Long-Term Incentive Plan.

The following directors were elected, and they received the votes indicated:

Nominee	Votes in Favor	Votes Withheld
James C. Kennedy	610,578,612	9,226,954
Juanita P. Baranco	616,656,111	3,149,455
G. Dennis Berry	610,424,838	9,380,728
Richard A. Ferguson	609,684,272	10,121,294
Paul M. Hughes	617,325,776	2,479,790
Marc W. Morgan	609,685,538	10,120,028
Robert F. Neil	610,523,912	9,281,654
Nicholas D. Trigony	608,893,098	10,912,468

The 2004 Employee Stock Purchase Plan was approved, with 614,087,198 votes in favor, 1,202,385 votes in opposition, 5,332 abstentions, and 4,510,651 broker non-votes.

The Second Amended and Restated Long-Term Incentive Plan was approved, with 609,624,656 votes in favor, 5,659,109 votes in opposition, 11,150 abstentions, and 4,510,651 broker non-votes.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Listed below are the exhibits, which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description

(1) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(2) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.

(3) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.

(4) 4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.

(5) 4.3	—	Form of Specimen Class A common stock certificate.

10.1		Five Year Credit Agreement, dated as of June 4, 2004, among Cox Radio, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent for the Lenders, Wachovia Bank, National Association, as Co-Syndication Agent, Bank of America, N.A., as Co-Syndication Agent, J.P. Morgan Securities Inc., as Co-Lead Arranger and Joint Bookrunner, and Wachovia Capital Markets, LLC, as Co-Lead Arranger and Joint Bookrunner.

(6)10.2		Cox Radio, Inc. Second Amended and Restated Long-Term Incentive Plan.

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.
(5)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A/A filed February 15, 2002.
(6)	Incorporated by reference to Appendix C of Cox Radio’s Definitive Proxy Statement filed April 5, 2004.

(b)	Reports on Form 8-K:

Form 8-K dated May 5, 2004 (furnished May 5, 2004) announcing Cox Radio’s financial results for the quarter ended March 31, 2004, under Item 12 and furnishing a copy of Cox Radio’s earnings press release under Item 7.

Form 8-K dated June 8, 2004 announcing, under Item 5 that Cox Radio entered into a new five-year credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

August 6, 2004	/s/ Neil O. Johnston
Neil O. Johnston Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)