Form 10-Q
period 2004-09-30
COX RADIO INC
filed 2004-11-02
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Class A common stock, par value of $0.33 – 41,960,760 shares outstanding as of September 30, 2004.

Class B common stock, par value of $0.33 – 58,733,016 shares outstanding as of September 30, 2004.

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month and nine-month periods ended September 30, 2004. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,238	$4,202
Accounts and notes receivable, less allowance for doubtful accounts of $4,568 and $4,229, respectively	89,855	82,750
Prepaid expenses and other current assets	10,166	7,194
Amounts due from Cox Enterprises.	11,144	6,284

Total current assets	116,403	100,430
Property and equipment, net	75,496	78,333
FCC licenses and other intangible assets, net	2,045,507	2,028,798
Goodwill	46,033	46,033
Other assets	14,287	23,432

Total assets	$2,297,726	$2,277,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27,701	$28,602
Accrued salaries and wages	2,702	4,139
Accrued interest	4,943	7,230
Income taxes payable	33,271	10,937
Other current liabilities	5,034	2,924

Total current liabilities	73,651	53,832
Notes payable	484,844	534,744
Deferred income taxes	497,446	502,015
Other long term liabilities	4,600	4,767

Total liabilities	1,060,541	1,095,358

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 42,089,031 and 41,718,469 shares issued and 41,960,760 and 41,590,198 shares outstanding at September 30, 2004 and December 31, 2003, respectively	13,890	13,767
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at September 30, 2004 and December 31, 2003	19,382	19,382
Additional paid-in capital	633,564	626,499
Unearned stock-based compensation	(2,439)	—
Accumulated other comprehensive loss, net of tax	(796)	(1,863)
Retained earnings	575,430	525,729

	1,239,031	1,183,514
Less: Class A common stock held in treasury (128,271 shares at cost at September 30, 2004 and December 31, 2003)	(1,846)	(1,846)

Total shareholders’ equity	1,237,185	1,181,668

Total liabilities and shareholders’ equity	$2,297,726	$2,277,026

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:
Local	$81,273	$78,707	$232,370	$228,666
National	27,678	26,224	72,635	71,492
Other	8,049	7,348	21,961	18,936

Total revenues	117,000	112,279	326,966	319,094

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	27,878	26,258	74,588	72,912
Selling, general and administrative	40,596	39,957	120,566	121,463
Corporate general and administrative	4,485	4,131	13,664	12,766
Depreciation	3,137	2,945	8,989	8,866
Amortization	5	29	36	88
Loss on loan guarantee	3,064	—	3,064	—
Other operating expenses, net	48	24	117	52

Operating income	37,787	38,935	105,942	102,947

Other income (expense):
Interest income	—	7	2	9
Interest expense	(7,496)	(8,491)	(23,097)	(26,544)
Other - net	(99)	(123)	(287)	(362)

Income before income taxes	30,192	30,328	82,560	76,050

Current income tax expense	8,745	5,297	38,737	14,784
Deferred income tax expense (benefit)	3,086	6,586	(5,878)	15,376

Total income tax expense	11,831	11,883	32,859	30,160

Net income	$18,361	$18,445	$49,701	$45,890

Basic net income per share
Net income per common share	$0.18	$0.18	$0.49	$0.46

Diluted net income per share
Net income per common share	$0.18	$0.18	$0.49	$0.46

Weighted average basic common shares outstanding	100,557	100,240	100,544	100,219

Weighted average diluted common shares outstanding	100,686	100,545	100,714	100,564

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
(Amounts in thousands)
Balance at December 31, 2003	41,718	$13,767	58,733	$19,382	$626,499

Comprehensive income:
Net income	—	—	—	—	—
Unrealized gain on interest rate swaps	—	—	—	—	—
Reclassification to earnings of derivative transition adjustments	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Unearned stock based compensation	—	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—
Issuance of Class A common stock related to incentive plans including tax benefit of $0.2 million	371	123	—	—	7,065

Balance at September 30, 2004	42,089	$13,890	58,733	$19,382	$633,564

	Unearned Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total
				Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2003	$—	$(1,863)	$525,729	128	$(1,846)	$1,181,668

Comprehensive income:
Net income	—	—	49,701	—	—	49,701
Unrealized gain on interest rate swaps	—	979	—	—	—	979
Reclassification to earnings of derivative transition adjustments	—	88	—	—	—	88

Comprehensive income	—	—	—	—	—	50,768

Unearned stock based compensation	(2,733)	—	—	—	—	(2,733)
Amortization of unearned stock-based compensation	294	—	—	—	—	294
Issuance of Class A common stock related to incentive plans including tax benefit of $0.2 million	—	—	—	—	—	7,188

Balance at September 30, 2004	$(2,439)	$(796)	$575,430	128	$(1,846)	$1,237,185

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$49,701	$45,890
Items not requiring cash:
Depreciation	8,989	8,866
Amortization	36	88
Deferred income taxes	(5,878)	15,376
Tax benefit from exercise of stock options	227	494
Amortization of unearned compensation	294	—
Loss on loan guarantee	3,064	—
Other	1,066	52
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(7,105)	379
Decrease in accounts payable and accrued expenses	(3,414)	(986)
Decrease in accrued salaries and wages	(1,437)	(1,652)
Decrease in accrued interest	(2,287)	(3,276)
Increase in income taxes payable	22,334	4,322
Other, net	1,722	(482)

Net cash provided by operating activities	67,312	69,071

Cash flows from investing activities:
Capital expenditures	(6,342)	(8,122)
Acquisitions and related expenses, net of cash acquired	(352)	(216)
(Increase) decrease in other long-term assets	(718)	584
Proceeds from sales of property and equipment	89	14
Investment in signal upgrades	(7,406)	(4,864)

Net cash used in investing activities	(14,729)	(12,604)

Cash flows from financing activities:
Net payments (borrowings) of revolving credit facilities	(50,000)	40,000
Repayment of 6.25% notes	—	(100,000)
Proceeds from issuances of stock related to stock-based compensation plans	4,228	1,054
(Decrease) increase in book overdrafts	(199)	103
Repurchase of Class A common stock	—	(163)
Payment of debt issuance costs	(716)	(234)
(Decrease) increase in amounts due from/to Cox Enterprises, Inc.	(4,860)	5,298

Net cash used in financing activities	(51,547)	(53,942)

Net increase in cash and cash equivalents	1,036	2,525
Cash and cash equivalents at beginning of period	4,202	4,681

Cash and cash equivalents at end of period	$5,238	$7,206

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,384	$29,820
Income taxes	16,175	9,941

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

The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other period.

2. Summary of Significant Accounting Policies

Cash Equivalents

Cox Radio considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of these investments approximates fair value.

Revenue Recognition

Cox Radio recognizes revenues when the following conditions are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. These criteria are generally met for advertising revenue at the time an advertisement is broadcast. Advertising revenue is recorded net of advertising agency commissions. Cox Radio records an allowance for doubtful accounts based on historical information, analysis of credit memo data and any other relevant factors.

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

At the September 2004 meeting of the Emerging Issues Task Force (“EITF”), the SEC staff announced guidance on the use of the “residual method” to value acquired intangible assets other than goodwill in a business combination (EITF Topic D-108). The SEC has concluded that the residual method does not comply with the requirements of SFAS No. 141, Business Combinations, and, accordingly, should no longer be used. Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141. Similarly, impairment testing of intangible assets should not rely on a residual method, and should comply instead with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

According to EITF Topic D-108, the residual method should not be used in accounting for intangible assets (other than goodwill) acquired in business combinations completed after September 29, 2004. Further, companies that have applied the residual method to the valuation of intangible assets for purposes of impairment testing, will be required to perform an impairment test (no later than the beginning of their first fiscal year beginning after December 15, 2004) using a direct value method. Reclassification of recorded balances between goodwill and intangible assets, prior to adoption of the staff announcement, is prohibited. Cox Radio expects to apply this new guidance as part of its annual impairment test in January 2005. Cox Radio has not yet determined what the effect this change will have on its financial position, cash flows or results of operations.

Other Assets

Other assets consist primarily of external costs incurred to facilitate signal upgrades, which enhance the value of Cox Radio’s FCC licenses. Upon completion of each signal upgrade, Cox Radio reclassifies the applicable amount to FCC licenses. During the first quarter of 2003, Cox Radio completed a signal upgrade at WBHK-FM in Birmingham, Alabama, and reclassified $5.4 million from other assets to FCC licenses. During the second quarter of 2004, Cox Radio completed a signal upgrade for WPYO-FM in Orlando, Florida and reclassified $2.4 million from other assets to FCC licenses. During the third quarter of 2004, Cox Radio completed signal upgrades for WALR-FM in Atlanta, Georgia and reclassified $6.5 million from other assets to FCC licenses, and WODL-FM in Birmingham, Alabama and reclassified $7.8 million from other assets to FCC licenses.

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

Incentive Compensation Plans

Cox Radio accounts for stock compensation in accordance with the requirements of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires disclosure of the pro forma effects on net income and earnings per share as if Cox Radio had adopted the fair value recognition provisions of SFAS No. 123, as amended. Had compensation cost for the Long-Term Incentive Plan and the Employee Stock Purchase Plans (ESPP) been determined based on the fair value at the grant or enrollment dates in accordance with the fair value provisions of SFAS No. 123, as amended, Cox Radio’s net income and net income per share for the three-month and nine-month periods ended September 30, 2004 and 2003 would have been changed to the pro forma amounts indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income, as reported	$18,361	$18,445	$49,701	$45,890
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,453)	(2,538)	(6,871)	(6,997)

Pro forma net income	$15,908	$15,907	$42,830	$38,893

Earnings per share:
Basic – as reported	$0.18	$0.18	$0.49	$0.46

Basic – pro forma	$0.16	$0.16	$0.43	$0.39

Diluted – as reported	$0.18	$0.18	$0.49	$0.46

Diluted – pro forma	$0.16	$0.16	$0.43	$0.39

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 26% and 25% of total revenues for the three-month and nine-month periods, respectively, ended September 30, 2004, and 28% and 26% of total revenues for the three-month and nine-month periods, respectively, ended September 30, 2003.

Recent Accounting Pronouncements

At the September 2004 meeting of the EITF, the SEC staff announced guidance on the use of the “residual method” to value acquired intangible assets other than goodwill in a business combination (EITF Topic D-108). The SEC has concluded that the residual method does not comply with the requirements of SFAS No. 141, Business Combinations, and, accordingly, should no longer be used. Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141. Similarly, impairment testing of intangible assets should not rely on a residual method, and should comply instead with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

According to EITF Topic D-108, the residual method should not be used in accounting for intangible assets (other than goodwill) acquired in business combinations completed after September 29, 2004. Further, companies that have applied the residual method to the valuation of intangible assets for purposes of impairment testing, will be required to perform an impairment test (no later than the beginning of their first fiscal year beginning after December 15, 2004) using a direct value method. Reclassification of recorded balances between goodwill and intangible assets, prior to adoption of the staff announcement, is prohibited. Cox Radio expects to apply this new guidance as part of its annual impairment test in January 2005. Cox Radio has not yet determined what the effect this change will have on its financial position, cash flows or results of operations.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3. Earnings Per Common Share and Capital Structure

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income	$18,361	$18,445	$49,701	$45,890

Earnings per share – basic
Weighted average common shares outstanding	100,557	100,240	100,544	100,219

Net income per common share – basic	$0.18	$0.18	$0.49	$0.46

Earnings per share – diluted
Weighted average common shares outstanding	100,557	100,240	100,544	100,219
Shares issuable on exercise of dilutive options	566	3,421	578	3,437
Shares assumed to be purchased with proceeds of options	(438)	(3,148)	(413)	(3,128)
Shares issuable on exercise of restricted stock	—	—	128	—
Shares assumed to be purchased with proceeds of restricted stock	—	—	(125)	—
Shares issuable pursuant to Employee Stock Purchase Plan	8	202	8	202
Shares assumed to be purchased with proceeds from Employee Stock Purchase Plan	(7)	(170)	(6)	(166)

Shares applicable to earnings per share – diluted	100,686	100,545	100,714	100,564

Net income per common share - diluted	$0.18	$0.18	$0.49	$0.46

The options and ESPP purchase rights excluded from the computation of net income per common share- diluted for the three-month and nine-month periods ended September 30, 2004 and 2003 are summarized below on a weighted average shares outstanding basis. The exercise price of these options and the subscription price of these purchase rights were greater than the average market price of the Class A common stock during the three-month and nine-month periods ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Weighted average options and ESPP purchase rights outstanding	5,876	2,248	6,090	2,231

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

4. Long-Term Debt, Commitments and Contingencies

Cox Radio’s outstanding debt for the periods presented consists of the following:

	September 30, 2004	December 31, 2003
	(Amounts in thousands)
6.375% notes payable, due in May 2005 (1)	$99,971	$99,942
6.625% notes payable, due in February 2006 (2)	249,873	249,802
Revolving credit facility	135,000	185,000

Total long-term debt	$484,844	$534,744

(1)	At September 30, 2004 and December 31, 2003, the estimated aggregate fair value of the 6.375% notes was approximately $101.7 million and $106.2 million, respectively, based on quoted market prices. The 6.375% notes due on May 15, 2005 were excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis and currently has the ability to do so under its new five-year credit facility. This credit facility had unused capacity of $365 million as of September 30, 2004. Cox Radio may also refinance this obligation through the issuance of debt or equity securities depending on market conditions and other factors.
(2)	At September 30, 2004 and December 31, 2003, the estimated aggregate fair value of these notes was approximately $259.5 million and $269.9 million, respectively, based on quoted market prices.

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

The new five-year facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of Cox Radio’s senior long-term debt. The five-year facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At September 30, 2004, Cox Radio was in compliance with these covenants. Cox Radio’s credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facility. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. At September 30, 2004, Cox Radio had $135 million of outstanding indebtedness under the five-year facility with $365 million available. The interest rate applied to amounts due under the bank credit facility was 2.3% at September 30, 2004. At December 31, 2003, Cox Radio had approximately $185 million of outstanding indebtedness under the old five-year facility with $165 million available, and no amounts outstanding under the old 364-day facility with $150 million available. The interest rate applied to amounts due under the old bank credit facilities was 1.8% at December 31, 2003. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreements.

Cox Radio has an effective universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. At September 30, 2004 and December 31, 2003, $244.8 million was available under the universal shelf registration statement.

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

At September 30, 2004, the guarantee of certain senior debt of Honolulu Broadcasting totaled $6.6 million. This debt consists of a one-year renewable term loan secured by the assets of KGMZ-FM, the proceeds of which were used by Honolulu Broadcasting to finance the purchase of this station. Under the KGMZ-FM JSA, Cox Radio sells advertising on the station, which it records as revenues, provides marketing services for the station, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt.

In August 2004, Cox Radio entered into an agreement with Salem Communications to acquire KHNR-AM and KHCM-AM serving the Honolulu, Hawaii market. As part of the transaction, Cox Radio exercised its option to acquire KGMZ-FM from Honolulu Broadcasting and will exchange the assets of KGMZ-FM for the two AM stations following completion of all transactional documents and the approval of the FCC. The parties expect to close the transaction during the fourth quarter of 2004 or the first quarter of 2005. In order to determine the fair value of KGMZ-FM, a third-party appraisal was performed which indicated the station’s value to be approximately $3.5 million. As a result of this valuation, the bank financing which Cox Radio has guaranteed is collateralized by assets worth less than the loan principal and, therefore, Cox Radio accrued an estimated loss on loan guarantee of $3.1 million in the third quarter of 2004.

Cox Radio is subject to various federal and state income tax audits. Cox Radio anticipates reaching a conclusion with the IRS related to the audit of its 1998-2001 federal income tax returns. While the final outcome of this audit is not certain, management expects to pay a net amount of approximately $27 million for adjustments arising during the audit related to certain radio station transactions consummated during the audit period. Management expects to pay all or some portion of this amount during the fourth quarter. Cox Radio has previously provided for the possibility of this outcome. In addition, given the nature of these adjustments as temporary differences, Cox Radio has recognized current income tax expense of approximately $19 million, which has been offset by a deferred income tax benefit of approximately $19 million, during the nine months ended September 30, 2004, to reclassify the portion of the anticipated payment from deferred income taxes payable to current income taxes payable. Cox Radio anticipates the audit will be concluded during the fourth quarter of 2004 and, as such, has classified the anticipated net payment as current income taxes payable on its Consolidated Balance Sheet at September 30, 2004.

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

On September 27, 2004, one of Cox Radio’s interest rate swap agreements expired. As a result, Cox Radio had one remaining interest rate swap agreement outstanding as of September 30, 2004, which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparty to this interest rate swap agreement is a major financial institution. Cox Radio is exposed to credit loss in the event of nonperformance by this counterparty. However, Cox Radio does not anticipate nonperformance by this counterparty.

Under SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the accounting for changes in the fair values of derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense. Cox Radio’s interest rate swap agreement qualifies as a cash flow hedge.

During the three-month and nine-month periods ended September 30, 2004 and 2003, there was no ineffective portion related to the changes in fair values of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. For the nine-month period ended September 30, 2004, approximately $154,000, before related income tax effects of approximately $66,000, were reclassified into earnings as interest expense. The balance of $0.8 million recorded in accumulated other comprehensive loss at September 30, 2004 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending September 30, 2005 is approximately $0.1 million, before related income tax effects of less than $0.1 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

At September 30, 2004, $25 million notional principal amount under a single interest rate swap agreement was outstanding at an annual fixed rate of 6.4% and a remaining maturity of three years. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $2.3 million at September 30, 2004 and $3.9 million at December 31, 2003. The fair value of the swap agreement at September 30, 2004 is included in other long-term liabilities according to the maturity date of the swap.

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

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
September 30, 2004
FCC licenses and other intangible assets, net	$2,046,043	$536	$2,045,507
Goodwill	46,033	—	46,033

December 31, 2003
FCC licenses and other intangible assets, net	2,029,298	500	2,028,798
Goodwill	46,033	—	46,033

During the second quarter of 2004, Cox Radio completed a signal upgrade for WPYO-FM in Orlando, Florida and reclassified $2.4 million from other assets to FCC licenses.

During the third quarter of 2004, Cox Radio completed signal upgrades for WALR-FM in Atlanta, Georgia and reclassified $6.5 million from other assets to FCC licenses, and WODL-FM in Birmingham, Alabama and reclassified $7.8 million from other assets to FCC licenses.

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

In August 2004, Cox Radio entered into an agreement with Salem Communications to acquire KHNR-AM and KHCM-AM serving the Honolulu, Hawaii market. As part of the transaction, Cox Radio exercised its option to acquire KGMZ-FM from Honolulu Broadcasting, Inc. and will exchange the assets of KGMZ-FM for the two AM stations following completion of all transactional documents and the approval of the FCC. The parties expect to close the transaction during the fourth quarter of 2004 or the first quarter of 2005. Cox Radio currently provides sales and marketing services for KGMZ-FM under a JSA and guaranteed the $6.6 million bank financing used by Honolulu Broadcasting to acquire this station. In order to determine the fair value of KGMZ-FM, a third-party appraisal was performed which indicated the station’s value to be approximately $3.5 million. As a result of this valuation, the bank financing which Cox Radio has guaranteed is collateralized by assets worth less than the loan principal and, therefore, Cox Radio accrued an estimated loss on loan guarantee of $3.1 million in the third quarter of 2004.

Results of Operations

Cox Radio’s results of operations represent the operations of the radio stations owned or operated by Cox Radio, or for which it provides sales and marketing services, during the applicable periods. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report.

Three months ended September 30, 2004 compared to three months ended September 30, 2003:

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$81,273	$78,707	$2,566	3.3%
National	27,678	26,224	1,454	5.5%
Other	8,049	7,348	701	9.5%

Total net revenues	$117,000	$112,279	$4,721	4.2%

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

Net revenues for the third quarter of 2004 increased $4.7 million to $117.0 million, a 4.2% increase compared to the third quarter of 2003. Local revenues increased 3.3% and national revenues increased 5.5% over the third quarter of 2003. Our stations in Orlando, Tampa, Southern Connecticut, Jacksonville, Long Island, Tulsa, Hawaii, Louisville and Greenville-Spartanburg delivered solid growth during the third quarter of 2004. Specifically, during the recent hurricanes that hit the Florida area, our Orlando and Tampa stations responded to a surge of last minute demand from advertisers, which resulted in incremental net revenues of approximately $2.5 million. Those increases were partially offset by results for our stations in Atlanta, Miami, Houston, San Antonio and Birmingham, where revenues were down for the quarter.

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown separately below)	$27,878	$26,258	$1,620	6.2%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services for the third quarter of 2004 increased $1.6 million to $27.9 million compared to the third quarter of 2003 primarily because expenses were reduced in the third quarter of 2003 due to a reversal of music license fee accruals of approximately $1.0 million as a result of the resolution of the license fee rate making proceedings between the radio industry and Broadcast Music, Inc.

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$40,596	$39,957	$639	1.6%

Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased approximately $0.6 million in the third quarter of 2004 compared to the third quarter of 2003 primarily as a result of increased sales commissions and national rep commissions due to higher revenues in the third quarter of 2004 as compared to the third quarter of 2003.

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$4,485	$4,131	$354	8.6%
Depreciation	3,137	2,945	192	6.5%
Amortization	5	29	(24)	(82.8)%
Loss on loan guarantee	3,064	—	3,064	n/a
Other operating expenses, net	48	24	24	100.0%

The increase in corporate general and administrative expenses is primarily a result of professional fees related to evaluating, testing and documenting our internal control over financial reporting in connection with Sarbanes-Oxley readiness and compliance and additional compensation accruals based on improving company performance. During the third quarter of 2004, Cox Radio recorded an accrual of $3.1 million related to an estimated loss on the Honolulu Broadcasting loan guarantee. The changes in depreciation, amortization or other operating expenses were not material to Cox Radio’s overall operating results or financial condition.

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Operating income	$37,787	$38,935	$(1,148)	(2.9)%

Operating income for the third quarter of 2004 was $37.8 million, a $1.1 million decrease over the third quarter of 2003 for the reasons discussed above.

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Interest expense	$7,496	$8,491	$(995)	(11.7)%

Interest expense during the third quarter of 2004 totaled $7.5 million, as compared to $8.5 million for the third quarter of 2003. This was as a result of lower overall outstanding debt. The average rate on our credit facility was 2.2% during the third quarter of 2004.

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$8,745	$5,297	$3,448	65.1%
Deferred	3,086	6,586	(3,500)	(53.1)%

Total income tax expense	$11,831	$11,883	$(52)	(0.4)%

Income tax expense decreased approximately $0.1 million to $11.8 million in the third quarter of 2004 compared to $11.9 million in the third quarter of 2003, primarily as a result of the decreases in operating income and interest expense, as discussed above. In connection with the conclusion of income tax audits for the years 1998 – 2001, Cox Radio expects to pay approximately $27 million related to certain radio station transactions completed during the audit period. Management expects to pay all or some portion of this amount in the fourth quarter. Last quarter we estimated this amount to be approximately $25 million. As a result, Cox Radio has reclassified an additional $1 million of deferred tax liabilities, the amount not already classified as current tax expense, into income taxes payable resulting in a corresponding reclassification between deferred tax expense and current tax expense. Because Cox Radio has previously provided for the possibility of this outcome, this reclassification has no impact on total income tax expense. The effective tax rate for the third quarter of 2004 and 2003 was 39.2%.

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Net income	$18,361	$18,445	$(84)	(0.5)%

Net income for the third quarter of 2004 and 2003 was $18.4 million for the reasons discussed above.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003:

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$232,370	$228,666	$3,704	1.6%
National	72,635	71,492	1,143	1.6%
Other	21,961	18,936	3,025	16.0%

Total net revenues	$326,966	$319,094	$7,872	2.5%

Net revenues for the first nine months of 2004 increased $7.9 million to $327.0 million, a 2.5% increase compared to the first nine months of 2003. Both local revenues and national revenues increased 1.6% compared to the first nine months of 2003. Our stations in

Orlando, Tampa, Southern Connecticut, Richmond, and Greenville-Spartanburg delivered solid growth during the first nine months of 2004. Specifically, during the recent hurricanes that hit the Florida area, our Orlando and Tampa stations responded to a surge of last minute demand from advertisers, which resulted in incremental net revenues of approximately $2.5 million during the third quarter of 2004. Those increases were partially offset by results for our stations in Miami, Houston, San Antonio and Birmingham, where revenues were down for the period.

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown separately below)	$74,588	$72,912	$1,676	2.3%

Cost of services for the first nine months of 2004 increased $1.7 million to $74.6 million compared to the first nine months of 2003 primarily due to the decrease in expenses in the third quarter of 2003 related to a reversal of music license fee accruals of approximately $1.0 million as a result of the resolution of the license fee rate making proceedings between the radio industry and Broadcast Music, Inc.

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$120,566	$121,463	$(897)	(0.7)%

Selling, general and administrative expenses decreased approximately $0.9 million in the first nine months of 2004 compared to the first nine months of 2003 primarily as a result of a higher level of sales commissions and national rep commissions due to higher revenues as compared to the first nine months of 2003. Expense increases in the first nine months of 2004 were offset by additional expenses incurred during the first half of 2003 related to competitive situations in Atlanta, Miami and Birmingham and the related reformatting of WFOX-FM in Atlanta and decreases in promotional spending, specifically in Miami and Honolulu, during the first nine months of 2004.

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$13,664	$12,766	$898	7.0%
Depreciation	8,989	8,866	123	1.4%
Amortization	36	88	(52)	(59.1)%
Loss on loan guarantee	3,064	—	3,064	n/a
Other operating expenses, net	117	52	65	125.0%

The increase in corporate general and administrative expenses can be attributed to higher insurance rates, increased professional fees related to evaluating, testing and documenting our internal control over financial reporting in connection with Sarbanes-Oxley readiness and compliance and additional compensation accruals based on improving company performance. During the third quarter of 2004, Cox Radio recorded an accrual of $3.1 million related to an estimated loss on the Honolulu Broadcasting loan guarantee. The changes in depreciation, amortization or other operating expenses were not material to Cox Radio’s overall operating results or financial condition.

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Operating income	$105,942	$102,947	$2,995	2.9%

Operating income for the first nine months of 2004 was $105.9 million, a $3.0 million increase over the first nine months of 2003 for the reasons discussed above.

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Interest expense	$23,097	$26,544	$(3,447)	(13.0)%

Interest expense during the first nine months of 2004 totaled $23.1 million, as compared to $26.5 million for the first nine months of 2003. This was the result of lower overall outstanding debt, as well as a lower average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.25% notes in the first six months of 2003 with proceeds from our five-year revolving credit facility. The average rate on our credit facility was 1.9% during the first nine months of 2004.

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$38,737	$14,784	$23,953	162.0%
Deferred	(5,878)	15,376	(21,254)	(138.2)%

Total income tax expense	$32,859	$30,160	$2,699	8.9%

Income tax expense increased approximately $2.7 million to $32.9 million in the first nine months of 2004 compared to $30.2 million in the first nine months of 2003, primarily as a result of the increase in operating income and a decrease in interest expense, as discussed above. In connection with the conclusion of income tax audits for the years 1998 – 2001, Cox Radio expects to pay approximately $27 million related to certain radio station transactions completed during the audit period. Cox Radio has previously provided for the possibility of this outcome. As management expects to make this payment during the fourth quarter of 2004, Cox Radio has reclassified approximately $19 million of deferred tax liabilities, the amount not already classified as current, into income taxes payable resulting in a corresponding reclassification between deferred tax expense and current tax expense. The effective tax rates for the first nine months of 2004 and 2003 were 39.8% and 39.7%, respectively.

	September 30, 2004	September 30, 2003	$ Change	% Change
	(Amounts in thousands)
Net income	$49,701	$45,890	$3,811	8.3%

Net income for the first nine months of 2004 was $49.7 million compared to $45.9 million for the first nine months of 2003 for the reasons discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Cox Radio’s primary sources of liquidity are cash provided by operations and through borrowings under its bank credit facility. Net cash from operations results primarily from net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains or losses on sales of radio stations and changes in working capital accounts. In comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003, net cash provided by operating activities decreased $1.8 million due to changes in working capital. Primary uses of liquidity include debt service, acquisitions, capital expenditures and investment in signal upgrades.

Cox Radio has an effective universal shelf registration statement under which it may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts. At September 30, 2004 and December 31, 2003, $244.8 million was available under the universal shelf registration statement.

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Our borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for us. On December 4, 2003, we entered into a revolving promissory note with Cox Enterprises to define the intercompany borrowing rate as Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate dependent upon our rating (1.8% at September 30, 2004). Prior to amending the intercompany note in December 2003, advances from Cox Enterprises accrued interest at Cox Enterprises’ commercial paper borrowing rate plus 40 basis points (1.6% at September 30, 2003). Cox Enterprises owed Cox Radio approximately $11.1 million at September 30, 2004 and $6.3 million at December 31, 2003.

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

The new five-year facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of Cox Radio’s senior long-term debt. The five-year facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At September 30, 2004, Cox Radio was in compliance with these covenants. Cox Radio’s credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facility. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. At September 30, 2004, Cox Radio had $135 million of outstanding indebtedness under the five-year facility with $365 million available. The interest rate applied to amounts due under the bank credit facility was 2.3% at September 30, 2004. At December 31, 2003, Cox Radio had approximately $185 million of outstanding indebtedness under the old five-year facility with $165 million available, and no amounts outstanding under the old 364-day facility with $150 million available. The interest rate applied to amounts due under the old bank credit facilities was 1.8% at December 31, 2003. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreements.

In May 2003, the $100 million principal amount of the 6.25% notes was repaid at maturity using funds from the five-year revolving credit facility. Cox Radio currently has $350 million in outstanding debt securities, as described below (dollar amounts in thousands):

Principal Amount	Interest Rate	Maturity
$100,000 (1)	6.375%	May 2005
$250,000 (2)	6.625%	February 2006

(1)	At September 30, 2004 and December 31, 2003, the estimated aggregate fair value of the 6.375% notes was approximately $101.7 million and $106.2 million, respectively, based on quoted market prices. The 6.375% notes due on May 15, 2005 were excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis and currently has the ability to do so under its new five-year credit facility. This credit facility had unused capacity of $365 million as of September 30, 2004. Cox Radio may also refinance this obligation through the issuance of debt or equity securities depending on market conditions and other factors.
(2)	At September 30, 2004 and December 31, 2003, the estimated aggregate fair value of these notes was approximately $259.5 million and $269.9 million, respectively, based on quoted market prices.

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

At September 30, 2004, the guarantee of certain senior debt of Honolulu Broadcasting totaled $6.6 million. This debt consists of a one-year renewable term loan secured by the assets of KGMZ-FM, the proceeds of which were used by Honolulu Broadcasting to finance the purchase of this station. Cox Radio provides sales and marketing services under a JSA to this station pursuant to which Cox Radio sells advertising on the station, which it records as revenues, provides marketing services for the station, and pays a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt. During the third quarter of 2004, Cox Radio recorded an accrual of an estimated $3.1 million related to a loss on the Honolulu Broadcasting loan guarantee.

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

Cox Radio has examined exposures to these risks and concluded that none of the exposures in these areas are material to cash flows or earnings. Cox Radio has engaged in several strategies to manage these market risks. Cox Radio’s indebtedness under its various financing arrangements creates interest rate risk. In connection with each debt issuance and as a result of continual monitoring of interest rates, Cox Radio has entered into an interest rate swap agreement for purposes of managing borrowing costs.

Pursuant to the interest rate swap agreement, Cox Radio has exchanged its floating rate interest obligations on $25 million in notional principal amount of debt for a fixed interest rate. This agreement has an annual fixed rate of 6.4% and an average remaining maturity of three years. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated this agreement as a cash flow hedge as discussed in Note 5 to the consolidated financial statements included herein. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. However, Cox Radio does not anticipate nonperformance by such counterparty, and no material loss would be expected in the event of the counterparty’s nonperformance. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $2.3 million at September 30, 2004 and $3.9 million at December 31, 2003. The fair value of the swap agreement at September 30, 2004 is included in other long-term liabilities according to the maturity date of the swap. The market risk for the interest rate swap is mitigated as the variable rate received is hedged to the variable rate paid on the credit facility.

The determination of the estimated fair value of Cox Radio’s fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of the fixed-rate debt instruments at September 30, 2004 was $361.2 million, compared to a carrying amount of $349.8 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2003 was $376.1 million, compared to a carrying amount of $349.7 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of the fixed-rate debt instruments from $361.2 million to $365.3 million at September 30, 2004, and from $376.1 million to $382.9 million at December 31, 2003.

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

ITEM 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2004, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

I TEM 2. Unregistered Sales of Equity Proceeds and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Listed below are the exhibits, which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(2) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.

(3) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(4) 4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.

(5) 4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.

(6) 4.3	—	Form of Specimen Class A common stock certificate.

(7) 10.1		Five Year Credit Agreement, dated as of June 4, 2004, among Cox Radio, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent for the Lenders, Wachovia Bank, National Association, as Co-Syndication Agent, Bank of America, N.A., as Co-Syndication Agent, J.P. Morgan Securities Inc., as Co-Lead Arranger and Joint Bookrunner, and Wachovia Capital Markets, LLC, as Co-Lead Arranger and Joint Bookrunner.

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (Commission File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2004.
(5)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.
(6)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A/A filed February 15, 2002.
(7)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

November 2, 2004	/s/ Neil O. Johnston
Neil O. Johnston
Vice President and Chief Financial
Officer (Principal Financial Officer,
Principal Accounting Officer and
duly authorized officer)