Form 10-K
period 2004-12-31
COX RADIO INC
filed 2005-03-04
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was $643,255,299 based on the closing price on the New York Stock Exchange on such date.

There were 41,986,657 shares of Class A common stock outstanding as of January 31, 2005.

There were 58,733,016 shares of Class B common stock outstanding as of January 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Annual Report to Shareholders and the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III.

COX RADIO, INC.

2004 FORM 10-K ANNUAL REPORT

Preliminary Note

This annual report on Form 10-K is for the year ended December 31, 2004. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission (SEC) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

PART I

ITEM 1. Business

Cox Radio, Inc. is one of the largest radio broadcasting companies in the United States and the largest pure-play radio station group, based on revenues, and has one reportable segment for accounting purposes. We own or operate, or provide sales and other services for 79 radio stations (66 FM and 13 AM) clustered in 18 markets. We operate three or more stations in 15 of our 18 markets. We operate a wide range of programming formats in geographically diverse markets across the United States.

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

Cox Enterprises, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest media companies in the United States, with consolidated 2004 revenues of approximately $11.6 billion. Our business was operated as part of Cox Enterprises prior to our initial public offering in September 1996, when Cox Enterprises transferred all of its U.S. radio operations to Cox Radio. Cox Radio, as part of Cox Enterprises, was a pioneer in radio broadcasting, building its first station in 1934, acquiring its flagship station, WSB-AM (Atlanta), in 1939, and launching its first FM station, WSB-FM (Atlanta), in 1948.

We seek to maximize the revenues and station operating income of our radio stations by operating and developing clusters of stations in demographically attractive and rapidly growing markets, including Atlanta, Birmingham, Houston, Jacksonville, Miami, Orlando, San Antonio and Tampa. Further, we believe that our experienced senior management team is well positioned to manage larger radio station clusters, as well as new radio station clusters, and take advantage of new opportunities arising in the U.S. radio broadcasting industry.

As a result of our management, programming and sales efforts, our radio stations are characterized by strong ratings and above average power ratios (defined as total advertising revenue share in a particular market divided by audience share in such market). Our stations are diversified in terms of format, target audience, geographic location and stage of development.

Acquisitions and Dispositions

All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by us during the past three years, and through February 15, 2005, are summarized below.

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

In August 2004, we entered into an agreement with Salem Communications to acquire KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) serving the Honolulu, Hawaii market. As part of this transaction, we exercised our option to acquire KGMZ-FM from Honolulu Broadcasting, Inc. and exchanged the assets of KGMZ-FM for the two AM stations. The parties closed the transaction on January 3, 2005.

In January 2005, we paid $2 million for an option to purchase certain radio stations. This option expires in December 2007. Under the terms of the option agreement, we may exercise the option at any time during the option period. However, if we have not exercised our option to acquire the stations before July 2007 and certain other conditions are met, we may be required to pay additional fees of up to $10 million. If we exercise the option, the $2 million option price and any additional fees paid to the seller will be applied to the purchase price. Under certain circumstances specified in the option, we may assign our option for value to a third party.

Radio Stations

The following table summarizes certain information relating to radio stations we own or operate:

Market (1) and Station Call Letters	Format	Target Demographic Group	Audience Share in Target Demographic Group		Rank in Target Demographic Group		Demographic Group (Adults 25-54)
							Audience Share		Rank
Atlanta
WSB-AM	News/Talk	Adults 35-64	11.6		1		8.1		1
WALR-FM	Urban Adult Contemporary	Adults 35-54	6.7		2		5.5		4
WSB-FM	Adult Contemporary	Women 25-54	5.5		7		4.3		7
WBTS-FM	Rhythmic CHR	Women 18-34	5.1		7		1.9		20
WFOX-FM	Urban Contemporary	Adults 25-54	1.7		23		1.7		23

Birmingham
WBHJ-FM	Hip Hop	Adults 18-34	15.2		1		6.2		4
WBHK-FM	R&B/Soul	Adults 25-54	14.1		1		14.1		1
WZZK-FM	Country	Adults 25-54	5.0		9		5.0		9
WBPT-FM	80’s	Adults 25-54	4.5		10		4.5		10
WAGG-AM	Gospel	Adults 25-54	2.3		17		2.3		17
WZZK-AM (formerly WRJS-AM)	Classic Country	Adults 25-54	0.1		27		0.1		27
WNCB-FM (formerly WODL-FM)	New Country	Adults 18-34	—	(2)	—	(2)	—	(2)	—	(2)

Dayton
WHKO-FM	Country	Adults 25-54	10.0		2		10.0		2
WHIO-AM	News/Talk	Adults 35-54	5.1		6		4.7		7
WZLR-FM	Classic Rock	Men 25-54	3.9		8		3.2		10
WDPT-FM	80’s	Adults 25-54	2.8		12		2.8		12

Greenville
WJMZ-FM	Urban	Adults 25-54	9.5		1		9.5		1
WHZT-FM	Rhythmic CHR	Adults 18-34	9.2		1		3.8		9

Honolulu
KRTR-FM	Adult Contemporary	Women 25-54	12.1		2		9.2		2
KCCN-FM	Hawaiian CHR	Adults 18-34	9.1		2		6.7		3
KPHW-FM (formerly KXME-FM)	Rhythmic CHR	Women 18-34	7.2		5		3.2		14
KINE-FM	Hawaiian Adult Contemporary	Adults 25-54	5.2		6		5.2		6
KRTR-AM (formerly KHNR-AM)	Easy Listening	Adults 25-54	—	(2)	—	(2)	—	(2)	—	(2)
KKNE-AM (formerly KHCM-AM)	Traditional Hawaiian	Adults 45+	—	(2)	—	(2)	—	(2)	—	(2)

Houston
KLDE-FM	Oldies	Adults 35-54	3.4		9		2.5		17
KKBQ-FM	Country	Adults 25-54	3.4		9		3.4		9
KTHT-FM	Country Legends	Adults 35-64	3.2		13		2.0		22
KHPT-FM	80’s	Adults 25-54	2.5		17		2.5		17

Jacksonville
WFYV-FM	Classic Rock	Men 25-54	12.4		1		8.5		1
WOKV-AM	News/Talk	Adults 35-64	10.1		1		8.1		2
WAPE-FM	CHR	Women 18-34	9.9		2		5.3		7
WMXQ-FM	80’s	Adults 25-49	6.4		5		6.0		6
WJGL-FM (formerly WKQL-FM)	Classic Hits	Adults 25-54	—	(2)	—	(2)	—	(2)	—	(2)

Long Island
WBLI-FM	CHR	Women 18-34	8.8		2		5.0		4
WBAB-FM	Mainstream Rock	Men 25-54	3.8		7		5.5		3
WHFM-FM	Mainstream Rock	Men 25-54	—	(3)	—	(3)	—	(3)	—	(3)

Market (1) and Station Call Letters	Format	Target Demographic Group	Audience Share in Target Demographic Group		Rank in Target Demographic Group		Demographic Group (Adults 25-54)
							Audience Share		Rank
Louisville
WVEZ-FM	Adult Contemporary	Women 25-54	10.5		2		6.6		3
WSFR-FM	Classic Rock	Adults 25-54	5.0		5		5.0		5
WRKA-FM	Oldies	Adults 35-54	5.2		6		4.0		9
WPTI-FM	New Country	Adults 25-54	2.9		14		2.9		14

Miami
WHQT-FM	Urban Adult Contemporary	Adults 25-54	7.1		1		7.1		1
WEDR-FM	Urban Contemporary	Adults 18-34	9.0		2		4.3		7
WFLC-FM	Hot Adult Contemporary	Women 25-54	4.9		6		4.2		8
WHDR-FM (formerly WPYM-FM)	Active Rock	Adults 18-49	—	(2)	—	(2)	—	(2)	—	(2)

Orlando
WCFB-FM	Urban Adult Contemporary	Adults 25-54	7.5		1		7.5		1
WPYO-FM	CHR Rhythmic	Adults 18-34	8.5		2		3.2		16
WDBO-AM	News/Talk	Adults 35-64	7.3		3		5.1		6
WHTQ-FM	Classic Rock	Men 35-54	6.2		4		3.6		14
WWKA-FM	Country	Adults 25-54	5.1		6		5.1		6
WMMO-FM	Rock Adult Contemporary	Adults 25-54	5.0		8		5.0		8

Richmond
WKLR-FM	Classic Rock	Men 25-54	9.5		1		6.3		4
WKHK-FM	Country	Adults 25-54	8.6		2		8.6		2
WMXB-FM	Hot Adult Contemporary	Women 25-54	6.9		3		5.3		8
WDYL-FM	New Rock	Men 18-34	8.4		4		2.2		14

San Antonio
KONO-FM	Oldies	Adults 35-54	9.0		1		7.1		1
KONO-AM	Oldies	Adults 35-54	—	(4)	—	(4)	—	(4)	—	(4)
KISS-FM	Active Rock	Adults 18-49	7.5		2		5.4		4
KSMG-FM	Hot Adult Contemporary	Adults 25-54	5.5		3		5.5		3
KCYY-FM	Country	Adults 25-54	5.4		4		5.4		4
KELZ-FM	Mainstream CHR	Adults 18-34	4.3		10		2.1		18
KKYX-AM	Classic Country	Adults 35-64	1.5		19		0.9		23

Southern Connecticut
Bridgeport/Fairfield County
WEZN-FM	Adult Contemporary	Women 25-54	14.2		2		10.1		2
New Haven
WPLR-FM	Classic Rock/ Mainstream	Men 25-54	11.6		1		9.8		1
WYBC-FM (5)	Urban Adult Contemporary	Adults 25-54	5.9		2		5.9		2
Stamford-Norwalk
WKHL-FM	Oldies	Adults 35-54	5.6		4		4.7		5
WEFX-FM	Classic Rock	Adults 25-54	4.7		5		4.7		5
WSTC-AM	News/Talk	Adults 35-64	1.9		19		1.9		18
WNLK-AM	News/Talk	Adults 35-64	0.5		35		0.5		38

Tampa
WWRM-FM	Adult Contemporary	Women 25-54	7.9		1		5.2		4
WDUV-FM	Soft Adult Contemporary	Adults 35-64	7.0		2		3.4		14
WXGL-FM	Classic Hits	Adults 35-54	5.9		4		5.0		6
WSUN-FM	Alternative Rock	Men 18-34	8.0		4		3.5		13
WPOI-FM	80’s	Adults 25-54	4.8		8		4.8		8
WHPT-FM	Classic Rock	Men 25-44	3.5		12		2.4		17

Market (1) and Station Call Letters	Format	Target Demographic Group	Audience Share in Target Demographic Group	Rank in Target Demographic Group	Demographic Group (Adults 25-54)
					Audience Share	Rank
Tulsa
KRTQ-FM	Active Rock	Men 18-34	8.7	2	3.0	13
KWEN-FM	Country	Adults 25-54	7.6	2	7.6	2
KJSR-FM	Classic Rock	Men 25-54	7.6	2	6.0	4
KRMG-AM	News/Talk	Adults 25-54	6.6	3	6.6	3
KRAV-FM	Adult Contemporary	Women 25-54	6.7	4	5.1	7

Source: Arbitron Market Reports four-book average for Winter 2004, Spring 2004, Summer 2004 and Fall 2004.

(1)	Metropolitan market served; city of license may differ.
(2)	The station format was changed; therefore, the station’s audience share and rank information for 2004 are not meaningful.
(3)	Audience share and audience rank information for WBAB-FM and WHFM-FM are combined because the stations are simulcast.
(4)	Audience share and audience rank information for KONO-FM and KONO-AM are combined because the stations are simulcast.
(5)	Station operated by Cox Radio under a JSA.

Operating Strategy

The following is a description of the key elements of our operating strategy:

Clustering of Stations. We operate our stations in clusters to:

•	Enhance net revenue growth by increasing the appeal of our stations to advertisers and enabling our stations to compete more effectively with other forms of advertising; and

•	Achieve operating efficiencies by consolidating broadcast facilities, eliminating duplicative positions in management and production and reducing overhead expenses.

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

Market Research and Targeted Programming. Our research, programming and marketing strategy combine extensive research with an assessment of competitors’ vulnerabilities and market dynamics in order to identify specific audience opportunities within each market. We also retain consultants and research organizations to continually evaluate listener preferences. Using this information, we tailor the programming, marketing and promotions of each station to maximize its appeal to its target audience. Our disciplined application of market research enables each of our stations to be responsive to the changing preferences of its targeted listeners. This approach focuses on the needs of the listeners and their community and is designed to improve ratings and maximize the impact of advertising for our customers.

Through our research, programming and marketing, we also seek to create a distinct and marketable local identity for each of our stations in order to enhance audience share and listener loyalty and to protect against direct format competition. To achieve this objective, we employ and promote distinct high-profile on-air personalities and local sports programming at many of our stations. For example, we broadcast “Rush Limbaugh” in Dayton, Jacksonville and Tulsa; “The Clark Howard Show” in Atlanta, Dayton, Jacksonville, Orlando, Stamford-Norwalk and Tulsa; “Neal Boortz” in Atlanta, Dayton, Jacksonville, Orlando, Stamford-Norwalk and Tulsa; “Tom Joyner” in Atlanta, Birmingham, Greenville, Miami, and Orlando; “Sean Hannity” in Atlanta, Dayton, Jacksonville, Orlando and Tulsa; the Atlanta Hawks in Atlanta; the Jacksonville Jaguars in Jacksonville; and the Orlando Magic in Orlando.

Customer-Focused Selling Strategy for Advertising. We have implemented a unique, customer-focused approach to selling advertising known as the Consultative Selling System. Our sales personnel are trained to approach each advertiser with a view towards solving the marketing needs of the customer. In this regard, our sales staff consults with customers, attempts to understand their business goals and offers comprehensive marketing solutions, including the use of radio advertising. Instead of merely selling station advertising time, our sales personnel are encouraged to develop innovative marketing strategies for the station’s advertising customers.

Marketing and Promotional Activities. Our stations regularly engage in significant local promotional activities, including advertising on local television and in local print media, participating in telemarketing and direct mailings and sponsoring contests, concerts and events. Special events may include charitable athletic events, events centered on a major local occasion or local ethnic group and special community or family events. We also engage in joint promotional activities with other media in our markets to further leverage our promotional spending. These promotional efforts help our stations add new listeners and increase the amount of time spent listening to our stations.

Strong Management Teams. In addition to relying upon our experienced senior operating management, we place great importance on the hiring and development of strong local management teams, and we have been successful in retaining experienced management teams that have strong ties to their communities and customers.

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

Local managers are empowered to run the day-to-day operations of their stations and to develop and implement strategies that will improve station performance and establish long-term relationships with listeners and advertisers. The compensation of our senior operating management team and our local station managers is dependent upon financial performance, and incentives to enhance performance are provided through awards under our Amended and Restated Long-Term Incentive Plan.

Acquisition Strategy

We have implemented our clustering strategy through the acquisition of radio stations in several of our existing markets as well as in new markets and through the disposition of certain radio stations that did not enhance our operating clusters. Management believes that larger, well-capitalized companies with experienced management, such as Cox Radio, are best positioned to take advantage of acquisition opportunities. Management considers the following factors when making an acquisition:

Market Selection Considerations. Our acquisition strategy has been focused on clustering stations in our existing markets and making opportunistic acquisitions in additional markets in which we believe that we can cost-effectively achieve a leading position in terms of audience and revenue share. Management believes that we have the financial resources and management expertise to continue to pursue our acquisition strategy when appropriate opportunities arise. Certain future acquisitions may be limited by the multiple and cross-ownership rules of the Federal Communications Commission (FCC). See “Federal Regulation of Radio Broadcasting — General Ownership Matters.”

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

Industry Overview

The primary source of revenues for radio stations is the sale of advertising time to local and national spot advertisers and national network advertisers. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 75% to 80% according to the Radio Advertising Bureau. The growth in total radio advertising revenue tends to be fairly stable. With the exception of 2001 and 1991, when total radio advertising revenue fell by approximately 7.5% and 2.8%, respectively, advertising revenue has risen each year since 1950 according to the Radio Advertising Bureau.

According to the Radio Advertising Bureau’s Radio Marketing Guide and Fact Book for Advertisers, 2004-2005, radio reaches approximately 94% of all consumers over the age of 12 every week and 74% of persons over the age of 12 turn on their radios every day. More than 60% of all radio listening is done outside the home, in contrast to other advertising media, and radio reaches 82% of adults 18 and older in the car each week. The average listener over the age of 12 spends an average of nearly 20 hours per week listening to radio. Most radio listening occurs during the morning and evening hours, and as a result, radio advertising sold during these “drive time” periods achieves premium advertising rates.

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

Competition

The radio broadcasting industry is a highly competitive business. Cox Radio is the fourth largest radio broadcasting company in the United States, based on revenues. Infinity Broadcasting Corporation and Clear Channel Communications, Inc. are larger than Cox Radio, both in terms of revenues and number of stations owned or operated. ABC Radio is larger in terms of revenues but not number of stations owned or operated. Cumulus Media, Inc., Citadel Broadcasting Corporation, Entercom Communications Corporation, Salem Communications Corporation and Saga Communications own or operate more radio stations than we do; however, according to “Who Owns What” as of February 2004, these radio station groups report lower revenues.

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

Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC. The number of radio stations that a single entity may own and operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC’s multiple ownership rules. These rules (which are discussed further under “Federal Regulation of Radio Broadcasting” below) regulate the number of stations that may be owned and controlled by a single entity. The FCC also uses competitive bidding procedures (auctions) to select among mutually exclusive applicants for new broadcast stations and major changes to existing stations.

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

Between 2003 and 2006, all existing radio broadcast licenses must be renewed by the FCC. The FCC reviews all stations licensed to serve communities in a particular state at the same time. Historically, our FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. As of February 25, 2005:

•	all of our licenses that expired in 2003 or 2004 had been renewed except for WFOX-FM in Atlanta, WHKO-FM in Dayton and WHIO-AM in Dayton (each of which is pending and discussed below);

•	applications covering our stations in the Tulsa market were pending with the FCC;

•	we intend to timely file renewal applications covering our stations in the Houston, San Antonio, Honolulu and Southern Connecticut markets in 2005; and

•	we expect to timely file renewal applications covering our Long Island stations in the first half of 2006.

A table showing our stations grouped by metropolitan market and listing the expiration date for each FCC license appears below. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

The license renewal applications for WFOX-FM in Atlanta, filed in December 2003, and WHKO-FM and WHIO-AM in Dayton, filed in June 2004, remain pending at the FCC due to the FCC’s current newspaper/broadcast cross-ownership rule, as discussed further below. Specifically, for WHKO-FM and WHIO-AM, our indirect parent company, Cox Enterprises, acquired ownership interests in two Ohio daily newspapers during the stations’ prior license terms. While these ownership interests would be permissible under the FCC’s new unified cross-ownership rule, also discussed below, application of the new rule to any broadcast licensee is currently subject to a judicial stay. We have, therefore, filed petitions for temporary waiver with the FCC asking that the FCC grant the stations’ license renewal applications subject to the outcome of judicial and administrative proceedings regarding the newspaper/broadcast cross-ownership rule. Similarly, when we purchased WFOX-FM we requested and received a temporary waiver of the newspaper/broadcast cross-ownership rule, due to the other ownership interests in the Atlanta area held by Cox Enterprises. We subsequently submitted a revised ownership showing to the FCC under which WFOX-FM would not be subject to the cross-ownership restriction, but the FCC has not acted on that submission. If the FCC’s new cross-ownership rule becomes effective, no further waiver of the FCC’s rules would be necessary for us to continue to own WFOX-FM.

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

The following table sets forth selected information concerning each of the stations owned by us, or operated pursuant to a JSA, including the metropolitan market served (city of license may differ), frequency, FCC license expiration date (a station may continue to operate beyond the expiration date if a timely-filed license renewal application is pending), FCC license classification, and antenna height above average terrain and power:

Market (1) and Station Call Letters	Frequency	Expiration Date of License	Class	Height Above Average Terrain	Power
Atlanta
WSB-AM	750 KHz	4/1/12	A	N.A.	50 kw
WALR-FM (2)	104.1 MHz	4/1/12	C0	371 m	100 kw
WSB-FM	98.5 MHz	4/1/12	C0	313 m	100 kw
WBTS-FM	95.5 MHz	4/1/12	C1	340 m	74 kw
WFOX-FM	97.1 MHz	4/1/04 (3)	C	483 m	98 kw

Birmingham
WBHJ-FM	95.7 MHz	4/1/12	C1	299 m	100 kw
WBHK-FM	98.7 MHz	4/1/12	C1	408 m	39 kw
WZZK-FM	104.7 MHz	4/1/12	C0	404 m	97.8 kw
WBPT-FM (4)	106.9 MHz	4/1/12	C0	404 m	97 kw
WAGG-AM	610 KHz	4/1/12	B	N.A.	5 kw day
1 kw night
WZZK-AM (formerly WRJS-AM)	1320 KHz	4/1/12	D	N.A.	5 kw day
0.111 kw night
WNCB-FM (formerly WODL-FM) (4)	97.3 MHz	4/1/12	C2	404 m	6.2 kw

Dayton
WHKO-FM	99.1 MHz	10/1/04 (5)	B	325 m	50 kw
WHIO-AM	1290 KHz	10/1/04 (5)	B	N.A.	5 kw
WZLR-FM	95.3 MHz	10/1/12	A	98 m	6 kw
WDPT-FM	95.7 MHz	10/1/12	B	145 m	50 kw

Greenville-Spartanburg
WJMZ-FM	107.3 MHz	12/1/11	C	308 m	100 kw
WHZT-FM	98.1 MHz	12/1/11	C	304 m	100 kw

Honolulu
KRTR-FM	96.3 MHz	2/1/06	C	645 m	74 kw
KCCN-FM	100.3 MHz	2/1/06	C	599 m	100 kw
KPHW-FM (formerly KXME-FM)	104.3 MHz	2/1/06	C	645 m	74 kw
KINE-FM	105.1 MHz	2/1/06	C	599 m	100 kw
KRTR-AM (formerly KHNR-AM)	650 MHz	2/1/06	B	N.A.	10 kw
KKNE-AM (formerly KHCM-AM)	940 MHz	2/1/06	B	N.A.	10 kw

Houston
KLDE-FM	107.5 MHz	8/1/05	C	601 m	95 kw
KKBQ-FM	92.9 MHz	8/1/05	C	585 m	97 kw
KTHT-FM	97.1 MHz	8/1/05	C	563 m	100 kw
KHPT-FM	106.9 MHz	8/1/05	C	579 m	100 kw

Jacksonville
WFYV-FM	104.5 MHz	2/1/12	C	309 m	99 kw
WOKV-AM	690 KHz	2/1/12	B	N.A.	50 kw day
10 kw night
WAPE-FM	95.1 MHz	2/1/12	C	300 m	100 kw
WMXQ-FM	102.9 MHz	2/1/12	C	309 m	98 kw
WJGL-FM (formerly WKQL-FM)	96.9 MHz	2/1/12	C	309 m	98 kw

Long Island
WBLI-FM	106.1 MHz	6/1/06	B	152 m	49 kw
WBAB-FM	102.3 MHz	6/1/06	A	82 m	6 kw
WHFM-FM	95.3 MHz	6/1/06	A	108 m	5 kw

Louisville
WVEZ-FM	106.9 MHz	8/1/12	B	204 m	24.5 kw
WSFR-FM	107.7 MHz	8/1/12	B1	173 m	8.2 kw
WRKA-FM	103.1 MHz	8/1/12	A	95 m	6 kw
WPTI-FM	103.9 MHz	8/1/12	A	149 m	1.35 kw

Market (1) and Station Call Letters	Frequency	Expiration Date of License	Class	Height Above Average Terrain	Power
Miami
WHQT-FM (4)	105.1 MHz	2/1/12	C0	307 m	98 kw
WEDR-FM	99.1 MHz	2/1/12	C1	280 m	100 kw
WFLC-FM (4)	97.3 MHz	2/1/12	C	307 m	98 kw
WHDR-FM (formerly WPYM-FM) (4)	93.1 MHz	2/1/12	C	307 m	98 kw

Orlando
WCFB-FM	94.5 MHz	2/1/12	C	451 m	96 kw
WPYO-FM	95.3 MHz	2/1/12	C3	144 m	12 kw
WDBO-AM	580 KHz	2/1/12	B	N.A.	5 kw
WHTQ-FM	96.5 MHz	2/1/12	C	454 m	99 kw
WWKA-FM	92.3 MHz	2/1/12	C	454 m	99 kw
WMMO-FM	98.9 MHz	2/1/12	C2	159 m	44 kw

Richmond
WKLR-FM	96.5 MHz	10/1/11	B	138 m	50 kw
WKHK-FM	95.3 MHz	10/1/11	B1	120 m	17.5 kw
WMXB-FM	103.7 MHz	10/1/11	B	256 m	20 kw
WDYL-FM	101.1 MHz	10/1/11	A	112 m	4 kw

San Antonio
KONO-FM	101.1 MHz	8/1/05	C1	302 m	96 kw
KONO-AM	860 KHz	8/1/05	B	N.A.	5 kw day
0.9 kw night
KISS-FM	99.5 MHz	8/1/05	C	339 m	100 kw
KSMG-FM	105.3 MHz	8/1/05	C	381 m	95 kw
KCYY-FM	100.3 MHz	8/1/05	C	300 m	98 kw
KELZ-FM	106.7 MHz	8/1/05	C	310 m	100 kw
KKYX-AM	680 KHz	8/1/05	B	N.A.	50 kw day
10 kw night

Southern Connecticut
Bridgeport
WEZN-FM	99.9 MHz	4/1/06	B	204 m	27.5 kw
New Haven
WPLR-FM	99.1 MHz	4/1/06	B	276 m	15 kw
WYBC-FM (6)	94.3 MHz	4/1/06	A	144 m	3 kw
Stamford-Norwalk
WKHL-FM	96.7 MHz	4/1/06	A	100 m	3 kw
WEFX-FM	95.9 MHz	4/1/06	A	91 m	3 kw
WSTC-AM	1400 KHz	4/1/06	C	N.A.	0.78 kw
WNLK-AM	1350 KHz	4/1/06	B	N.A.	1 kw day
0.5 kw night

Tampa
WWRM-FM	94.9 MHz	2/1/12	C	470 m	97.3 kw
WDUV-FM	105.5 MHz	2/1/12	C1	410 m	46 kw
WXGL-FM	107.3 MHz	2/1/12	C1	182 m	100 kw
WSUN-FM	97.1 MHz	2/1/12	C2	224 m	11.5 kw
WPOI-FM	101.5 MHz	2/1/12	C	470 m	95 kw
WHPT-FM	102.5 MHz	2/1/12	C	503 m	100 kw

Tulsa
KRTQ-FM	102.3 MHz	6/1/05	C2	150 m	50 kw
KWEN-FM	95.5 MHz	6/1/05	C	405 m	96 kw
KJSR-FM	103.3 MHz	6/1/05	C	390 m	100 kw
KRMG-AM	740 KHz	6/1/05	B	N.A.	50 kw day
25 kw night
KRAV-FM	96.5 MHz	6/1/05	C	405 m	96 kw

(1)	Metropolitan market served; city of license may differ.

(2)	Station operating at these parameters pursuant to temporary authority. An FCC application for a permanent license has been filed.
(3)	A license renewal application was filed with the FCC on December 5, 2003 pursuant to an extension of the December 1, 2003 deadline for filing (DA 03-3739 released November 21, 2003).
(4)	Station operating at these parameters pursuant to program test authority. An FCC application for a license to cover the underlying construction permit has been filed.
(5)	A license renewal application was filed with the FCC on June 1, 2004.
(6)	Cox Radio provides sales and other services to this station pursuant to a JSA.

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

The FCC treats as attributable equity and debt interests if they exceed 33% of the value of a station licensee’s total assets when combined and if the party holding the interest either (a) supplies more than 15% of the station’s total weekly programming or (b) has an attributable interest in another media entity in the same market. Under these rules, all non-conforming interests acquired before November 7, 1996 (other than LMAs) are permanently grandfathered and thus do not constitute attributable ownership interests.

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

Local Marketing Agreements and Joint Sales Agreements

A significant number of radio broadcast licensees, including Cox Radio, have entered into LMAs or Joint Sales Agreements (JSAs). Under a typical LMA, separately-owned and licensed radio stations serving a common geographic area agree to function cooperatively in terms of programming, advertising sales and various administrative duties, subject to the licensee of each station maintaining independent control over the programming and station operations of its own station and subject to compliance with other requirements of the FCC’s rules and policies as well as the antitrust laws. The LMA concept is referred to in the FCC rules as “time brokerage” under which a licensee of a station is permitted to sell the right to broadcast blocks of time on its station to an entity or entities which program the blocks of time and sell their own commercial advertising announcements for their own account during the time periods in question. Under a typical JSA, two separately owned radio stations serving a common service area agree to function cooperatively in terms of advertising sales only. Under such an arrangement, the licensee of one station sells the advertising time for its own account on the other licensee’s station, but does not provide any programming to the other licensee’s station. This arrangement is also subject to ultimate control by the latter licensee.

The FCC’s multiple ownership rules specifically permit radio stations to enter into and implement LMAs, so long as the licensee of the station, which is being programmed under the LMA, maintains complete control over the operations of its station and assures compliance with applicable FCC requirements. A radio station being programmed pursuant to an LMA is considered an attributable ownership interest if the party providing the programming of the LMA either (a) owns a radio station, television station or a daily newspaper in the same market or (b) has a combined equity/debt interest in the licensee with a value exceeding 33% of the value of the station licensee’s total assets.

FCC Media Ownership Limits

The FCC’s rules on media ownership limit the number of media properties one entity can own or in which it can have an attributable ownership interest. On June 2, 2003, the FCC adopted several new media ownership rules. Numerous parties appealed various aspects of the new rules and on June 24, 2004, the United States Court of Appeals for the Third Circuit affirmed some of the new rules and remanded others to the FCC for further consideration. Although the FCC declined to seek further judicial review, other parties have appealed the Third Circuit decision to the Supreme Court, and the Supreme Court has not yet ruled on whether it will hear the case. The Supreme Court is expected to decide whether it will review the Third Circuit decision before the end of its current session in June 2005. Until the Supreme Court decides whether or not to hear the case, the FCC is unlikely to take further action. If the Supreme Court declines to review the Third Circuit decision, the FCC will be obligated to revisit the media ownership rules in accordance with the decision of the Third Circuit.

The new media ownership rules, with two exceptions, are subject to a judicial stay imposed by the Third Circuit and, therefore, the old rules will remain in effect until challenges to the new rules have been resolved. The exception to the stay applicable to us is that the FCC’s new local radio ownership rules were permitted to take effect. In summary form, the media ownership rules as adopted by the FCC that are or may be applicable to Cox Radio once judicial review of the new rules has been completed are as follows.

Local Radio Limits and Radio Market Concentration Issues.

The FCC’s new local radio rules retain prior limits on the number of radio stations overall and the number of radio stations in a broadcast service (AM or FM) that a single party may own in a local market, but significantly revise how a market is determined. First, both commercial and non-commercial stations are considered when determining market size. Second, the FCC uses an Arbitron-based definition of a local radio market, rather than a signal contour overlap definition as was used in the past. As a result of the changes, our ownership groupings in Orlando and Tampa exceed the new ownership limits by one FM station in each market. Newly non-compliant ownership groupings, such as our groupings in Orlando and Tampa, can be retained by their current owners, but such groupings cannot be sold intact to third parties except third party small businesses that qualify under a new FCC designation of “eligible entity.” JSAs are attributable under the new rules if an entity brokers the sale of more than fifteen percent of a station’s advertising time per week. Non-compliant JSAs cannot be retained by their current owners but must be divested within two years of the effective date of the new rules. No rules were established that limit the number of radio stations that may be owned or controlled by one entity nationally.

The FCC’s local radio multiple ownership rule limits the number of radio stations that one entity may own in a local geographic market. These limits are as follows:

•	In a radio market with 45 or more radio stations, a party may own, operate or control up to eight radio stations, not more than five of which are in the same broadcast service (AM or FM);

•	In a radio market with between 30 and 44 (inclusive) radio stations, a party may own, operate or control up to seven radio stations, not more than four of which are in the same broadcast service;

•	In a radio market with between 15 and 29 (inclusive) radio stations, a party may own, operate or control up to six radio stations, not more than four of which are in the same broadcast service; and

•	In a radio market with 14 or fewer radio stations, a party may own, operate or control up to five radio stations, not more than three of which are in the same broadcast service, except that a party may not own, operate or control more than 50 percent of the stations in the market.

Notwithstanding the limits contained in the FCC’s local radio multiple ownership rule, the FCC has the authority to waive its rules to permit any person or entity to own, operate or control, or have an attributable ownership interest in a number of radio broadcast stations in excess of the rule’s limits if the FCC determines that such ownership, operation, control or interest will result in an increase in the number of radio broadcast stations that are in operation.

In addition to the FCC’s rules governing radio ownership, the Antitrust Division of the United States Department of Justice and the Federal Trade Commission have the authority to determine that a particular transaction presents antitrust concerns. The Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on concerns that the status quo constituted unacceptable concentration levels. The FCC also independently examines issues of market concentration when considering radio station acquisitions and may withhold approval of radio acquisitions if the Antitrust Division has expressed concern regarding concentration levels in a particular market, even if the acquisitions comply with the FCC’s local radio ownership rules.

Cross-Ownership Limits.

Current FCC rules include two cross-ownership rules applicable to us. The first rule limits cross ownership of radio and television stations and the second rule limits the cross ownership of newspapers and broadcast (television and radio) stations.

Radio/Television Cross-Ownership Rule. The FCC’s radio/television cross-ownership rule currently permits the common ownership or control of more than one radio station, whether AM, FM or both, and a television station in the same market based on the number of independently owned media voices in the local market.

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

Newspaper/Broadcast Cross-Ownership Rule. The FCC’s rules currently in effect prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market. The FCC has granted a permanent waiver of the radio/newspaper cross-ownership rule only in those circumstances in which the effect of applying the rule would be “unduly harsh,” (the newspaper is unable to sell the commonly owned station, the sale would be at an artificially depressed price or the local community could not support a separately-owned newspaper and radio station). The FCC previously has granted only four permanent waivers of this rule. Our ownership of WALR-FM in Atlanta, Georgia, was granted pursuant to a temporary waiver and is conditioned on the outcome of the challenges to the FCC’s new media ownership rules.

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

New Cross-Ownership Rule. In the rules adopted in June 2003, the FCC eliminated its newspaper/broadcast and radio/television cross-ownership limits. In place of specific cross-ownership bans, the FCC adopted a general cross-ownership rule: in any market with nine or more full-power commercial and non-commercial television stations, no cross-ownership limits apply; in any market with three or fewer full-power commercial and non-commercial television stations, cross-ownership of newspapers, radio and television stations is prohibited. In mid-sized markets (four to eight television stations), an entity that owns a daily newspaper may also have an interest in either: (1) one, but not more than one, television station in combination with radio stations up to 50 percent of the applicable local radio limit for the market; or (2) radio stations up to 100 percent of the applicable local radio limit but no television station. An entity without a newspaper in markets with four to eight television stations may own as many television and radio stations as are permitted in the market under the other applicable FCC local ownership caps. The FCC rules do not directly address cross-ownership limits when an entity owns more than one newspaper. Cable ownership is not considered when reviewing cross-ownership limits.

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

Digital Audio Broadcasting

To facilitate the development of digital audio broadcasting, or digital radio, in October 2002, the FCC adopted interim rules that permit AM and FM stations to transmit analog and digital signals simultaneously using a single channel. On April 15, 2004, the FCC adopted a Further Notice of Proposed Rulemaking that seeks public comment on the long-term operational requirements and related broadcast licensing and service rule changes needed to further the introduction of digital audio broadcasting. Current interim rules permit AM (during daytime operation only) and FM stations to commence digital operation on a voluntary basis upon notification to the FCC. Cox Radio plans to aggressively expand the roll-out of digital radio listeners. Specifically, Cox Radio plans to work with iBiquity Digital Corporation’s HD Radio™ technology to upgrade 80% of its stations over the next four years. Cox Radio currently offers digital radio in Atlanta and Miami. We cannot predict at this time the ultimate impact of this new technology on our business.

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

Employees

As of December 31, 2004, we employed 1,524 full-time and 715 part-time employees. We believe our relations with employees are satisfactory, and there are no collective bargaining agreements in effect for our employees.

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

Available Information

Our Internet address is http://www.coxradio.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amended periodic reports are available free of charge through our Internet web site.

Forward-Looking Statements

This Form 10-K includes “forward-looking” statements, which are statements that relate to our future plans, earnings, objectives, expectations, performance and similar projections, as well as any facts or assumptions underlying these statements or projections. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results, results we anticipate or results expressed or implied by such forward-looking statements. These risks and uncertainties include, among others:

•	Advertising demand in our markets;

•	The possibility that advertisers may cancel or postpone schedules in response to political events;

•	General economic and business conditions, both nationally and in the regions in which we operate;

•	Technology changes;

•	Competition;

•	Our success in executing and integrating acquisitions;

•	Our ability to generate sufficient cash flow to meet our debt service obligations and finance operations;

•	Our ability to secure financing on acceptable terms;

•	Changes in business strategy or development plans;

•	The ability to attract and retain qualified personnel;

•	Existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	Liability and other claims asserted against us; and

•	The level of success of our operating initiatives and strategy.

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

Risk Factors

The following factors (in addition to others) could have a material and adverse impact on our business:

Our growth strategy subjects us the risk that we will be unable to find attractive acquisition candidates and to the risk that we may not be able to successfully integrate the stations we do acquire.

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

A significant portion of our revenue has historically been derived from our operations in the Atlanta market.

A significant portion of our business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 25%, 26% and 26% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

We are subject to significant competition from other radio stations, satellite radio and other forms of media.

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

The radio broadcast industry is highly regulated by the federal government.

The radio broadcasting industry is subject to extensive and changing regulation. Among other things, the Communications Act and FCC rules and policies limit the number of radio stations that one entity can own in a given market. The Communications Act and FCC rules and policies also require FCC approval for transfers of control and assignments of FCC licenses. The filing of petitions or complaints against FCC licensees, such as Cox Radio, could result in the FCC delaying the grant of, or refusing to grant, its consent to the assignment of licenses to or from an FCC licensee or the transfer of control of an FCC licensee. In certain circumstances, the Communications Act and FCC rules will operate to impose limitations on alien ownership and voting of our common stock. There can be no assurance that there will be no changes in the current regulatory scheme or the imposition of additional regulations, which changes could restrict or curtail our ability to acquire, operate and dispose of stations or, in general, to compete profitably with other operators of radio and other media properties.

Each of our radio stations operates pursuant to one or more licenses issued by the FCC. Under FCC rules, radio licenses are granted for a term of eight years. Our licenses expire at various times between the years 2004 and 2012. Although we will apply to renew these licenses, third parties may challenge our renewal applications. While we are not aware of facts or circumstances that would prevent us from having our current licenses renewed, there can be no assurance that the licenses will be renewed. Failure to obtain the renewal of any of our broadcast licenses or to obtain FCC approval for an assignment or transfer to us of a license in connection with a radio station acquisition may have a material adverse effect on our business and operations. In addition, if we or any of our officers, directors or significant shareholders materially violates the FCC’s rules and regulations or the Communications Act, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition from a third party or on its own initiative commence a proceeding to impose sanctions upon us which could involve the imposition of monetary fines, the revocation of our broadcast licenses or other sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the applicable radio station only after we had exhausted all rights to administrative and judicial review without success.

We are controlled by Cox Enterprises whose business interests may, from time to time, differ from our operating strategy.

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

The interests of Cox Enterprises, which has interests in businesses in other industries, including television broadcasting, broadband communications, auto auctions and newspapers, may from time to time diverge from the interests of Cox Radio. There can be no assurance that any conflicts of interests will be resolved in favor of us.

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

ITEM 3. Legal Proceedings

        On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act (TCPA). The complaint seeks statutory damages in the amount of $1,500, plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “unsolicited advertisement” from a Cox Radio radio station. We filed an answer to the complaint denying liability and asserting numerous defenses. Thereafter, proceedings in this case were stayed pending rulings by the Georgia Court of Appeals in a similar action pending against another radio broadcast company. This stay was lifted on August 13, 2003 following rulings by the Court of Appeals in the second case directing the trial court to consider certain constitutional defenses raised by the defendant. On July 3, 2003, the FCC issued a Report and Order holding, among other things, that pre-recorded telephone messages by broadcasters made for the purpose of inviting consumers to listen to a free broadcast are not “unsolicited advertisements” prohibited by the TCPA. On July 28, 2003, we requested that the plaintiffs voluntarily dismiss their claims in light of the FCC’s Report and Order. Plaintiffs subsequently refused this request, and on October 24, 2003, we filed a motion for judgment on the pleadings seeking the dismissal of plaintiffs’ claims on grounds that the calls in question were permissible under the TCPA and the FCC’s implementing rules and, alternatively, that the application of the TCPA to the facts of this case would violate our constitutional rights to free speech, equal protection and due process. On February 3, 2004, plaintiffs filed a second amended complaint in support of their contention that the messages at issue were not exempted by the terms of the FCC Report and Order. On March 25, 2004, the court entered an order ruling that the calls at issue were not prohibited by the TCPA and its implementing regulations, granting our motion for judgment on the pleadings, and dismissing the plaintiffs’ claims. Plaintiffs filed a notice of appeal from these rulings on April 21, 2004. We intend to continue to defend this action vigorously. At the present time, we cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. The outcome of this matter cannot be predicted at this time.

We are a party to various other legal proceedings that are ordinary and incidental to our business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on our consolidated financial position, consolidated results of operations or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this Item with respect to the market and historical prices for our Class A common stock and our dividend policy is incorporated by reference to the section entitled “Shareholder Information” of our 2004 Annual Report to Shareholders and the information required by this Item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 6. Selected Consolidated Financial Data

The following selected financial data have been derived from consolidated financial statements of Cox Radio. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Amounts in millions, except per share data)
Statements of income data:
Net revenues (1)	$438.2	$425.9	$420.6	$395.3	$369.4
Cost of services (exclusive of depreciation shown separately below) (2)	98.2	95.6	93.2	92.4	80.7
Selling, general and administrative	162.6	162.2	161.1	154.0	140.9
Corporate general and administrative	17.7	16.3	15.5	13.3	13.3
Depreciation	11.8	11.7	12.1	11.4	7.8
Amortization	—	0.1	0.1	58.2	35.2
Loss on loan guarantee (3)	3.1	—	—	—	—
Other (4)	1.1	0.9	0.3	(2.1)	(474.5)

Operating income	143.7	139.1	138.3	68.1	566.0
Interest expense, net	30.4	33.6	39.7	47.5	32.5
Cumulative effect of accounting changes, net of tax (5)	—	—	13.9	0.8	—
Net income (5)	68.0	66.6	45.9	20.7	305.9
Net income per common share – basic	0.68	0.66	0.46	0.21	3.28
Net income per common share - diluted	0.67	0.66	0.46	0.21	3.26
Balance sheet data (end of period):
Cash and cash equivalents	$3.2	$4.2	$4.7	$8.0	$7.0
Intangible assets, net (6)	2,091.6	2,074.8	2,070.0	2,095.7	2,103.0
Total assets	2,281.9	2,278.8	2,271.7	2,286.7	2,317.8
Total debt (including amounts due to/from Cox Enterprises)	468.3	528.5	611.5	703.4	737.5

(1)	Total revenues less advertising agency commissions. See Note 2 to the consolidated financial statements for our revenue recognition policy.
(2)	Includes programming and production expenses, which represents all costs of services (exclusive of depreciation).
(3)	A one-time charge of $3.1 million related to an estimated loss on loan guarantee in 2004.
(4)	Other is comprised of (gains)/losses on sales of assets, (gains)/losses on sales of radio stations and goodwill impairment charges. In 2000, gains on sales of radio stations were $475.2 million.
(5)	Net income for 2002 includes a charge, net of tax, of $13.9 million related to the cumulative effect of an accounting change resulting from adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Net income for 2001 includes a charge, net of tax, of $0.8 million related to the cumulative effect of an accounting change resulting from adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
(6)	Intangible assets include FCC licenses, goodwill and other intangible assets.

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

Our primary source of revenues is the sale of local and national advertising for broadcast on our radio stations. Historically, approximately 72% and 22% of our net revenues have been generated from local and national advertising, respectively. In addition to the sale of advertising time for cash, our stations also exchange advertising time for goods, services or programming, which can be used by the stations in their business operations. We generally confine the use of such trade transactions to promotional items or services for which we would otherwise have paid cash. Barter transactions for programming are used to supplement station program offerings. Advertising spots given up under programming arrangements are based on contractual terms. In addition, it is our general policy not to pre-empt advertising spots paid for in cash with advertising spots paid for in trade. Our most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

Impairment of Intangible Assets

Intangible assets consist primarily of FCC broadcast licenses, but also include goodwill and certain other intangible assets acquired in purchase business combinations. Upon the adoption of SFAS No. 142, on January 1, 2002, Cox Radio ceased amortization of goodwill and FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized on a straight-line basis over the contractual lives of the assets.

Cox Radio evaluates its FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using the direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. Cox Radio also evaluates goodwill in each of its reporting units (markets) for impairment annually, or more frequently if certain circumstances are present, using the residual method. If the carrying amount of goodwill in a reporting unit is greater than the implied value of goodwill for that reporting unit determined from the estimated fair value of the reporting units, the carrying amount of goodwill in that reporting unit is reduced to its estimated fair value.

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

Income Tax Estimates

The provision for income taxes is based on our current period income, changes in deferred income tax assets and liabilities, changes in our operations in various jurisdictions, income tax rates and tax positions taken on tax returns. We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. Significant judgment is required in assessing and estimating the application and interpretation of complex tax laws and regulations. We establish accruals when, despite our belief that reported taxable income is fully supportable, we believe that challenges are probable and that we may not succeed. These challenges could arise from a variety of tax issues such as the deductibility of certain expenses, allocations of income and expense between states, the tax basis of assets, acquisitions and disposals.

In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and we accrue a liability when we believe that it is probable that we will be assessed. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on our consolidated financial position but could be material to our consolidated results of operations or cash flows of any one period.

In connection with the conclusion of federal income tax audits for the years 1998 – 2001, we expect to pay approximately $27.1 million in taxes related to certain radio station transactions completed during the audit period. Of this total amount, $25.6 million was paid in 2004, and we expect to pay the remainder in 2005. Cox Radio had previously provided for the possibility of this outcome. Also in 2004, we reclassified approximately $21.0 million of deferred tax liabilities, the amount not already classified as current, into income taxes payable. This reclassification then required a corresponding reclassification between deferred tax expense and current tax expense.

Results of Operations

This discussion should be read in conjunction with our accompanying audited consolidated financial statements and notes thereto. Our results of operations represent the operations of the radio stations owned or operated by us, or for which we provide sales and marketing services, during the applicable periods.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$310,595	$303,985	$6,610	2.2%
National	98,417	96,228	2,189	2.3%
Other	29,201	25,660	3,541	13.8%

Total net revenues	$438,213	$425,873	$12,340	2.9%

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

Overall growth in revenues was primarily a result of our focus on our core strategy, which includes managing our inventories, maintaining our competitive rates and the successful execution of our consultative selling strategy.

Net revenues for 2004 increased $12.3 million to $438.2 million, a 2.9% increase compared to 2003. Local revenues increased 2.2% and national revenues increased 2.3% over 2003. Our stations in Orlando, Tampa, Southern Connecticut, Tulsa, Hawaii and Greenville-Spartanburg delivered solid growth during 2004. In addition, during the recent hurricanes that hit Florida in the third quarter of 2004, our Orlando and Tampa stations responded to a surge of last minute demand from advertisers, which resulted in incremental net revenues of approximately $2.5 million. Those increases were offset by results for our stations in Miami, Houston, San Antonio and Birmingham, where revenues were down for the period.

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation shown separately below)	$98,219	$95,617	$2,602	2.7%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services for 2004 increased $2.6 million to $98.2 million compared to 2003, primarily due to the decrease in expenses in the third quarter of 2003 related to a reversal of music license fee accruals of approximately $1.0 million as a result of the resolution of the license fee rate-making proceedings between the radio industry and Broadcast Music, Inc. In addition, our Atlanta stations had higher sports programming costs due to increased contract amounts during 2004.

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$162,617	$162,173	$444	0.3%

Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased $0.4 million in 2004 primarily as a result of a higher level of sales commissions and national rep commissions due to higher revenues compared to 2003, partially offset by decreases in promotional spending, specifically in Miami and Honolulu.

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$17,676	$16,272	$1,404	8.6%
Depreciation	11,826	11,714	112	1.0%
Amortization	41	117	(76)	(65.0)%
Loss on loan guarantee	3,064	—	3,064	n/a
Other operating expenses, net	1,093	888	205	23.1%

The increase in corporate general and administrative expenses can be attributed to higher insurance rates, increased professional fees related to evaluating, testing and documenting our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and additional compensation accruals based on improving company performance.

During the third quarter of 2004, Cox Radio recorded an accrual of $3.1 million related to an estimated loss on the Honolulu Broadcasting loan guarantee. In January 2005, the loan guarantee was terminated. The changes in depreciation, amortization or other operating expenses were not material to Cox Radio’s results of operations.

Other operating expenses include gains/losses on sales of assets, gains/losses on sales of radio stations and goodwill impairment charges. There were no material sales of assets and no sales of radio stations during 2004. A goodwill impairment charge of $0.3 million was recorded in 2003.

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Operating income	$143,677	$139,092	$4,585	3.3%

Operating income for 2004 increased $4.6 million to $143.7 million because of the reasons discussed above.

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Interest expense	$30,393	$33,575	$(3,182)	(9.5)%

Interest expense during 2004 totaled $30.4 million, compared to $33.6 million for 2003. This decrease was the result of lower overall outstanding debt, as well as a lower average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.25% notes in the first six months of 2003 with proceeds from our five-year revolving credit facility. The average rate on our credit facility was 2.1% during 2004.

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Income taxes:
Current	$45,772	$19,307	$26,465	137.1%
Deferred	(836)	19,114	(19,950)	(104.4)%

Total income taxes	$44,936	$38,421	$6,515	17.0%

Income tax expense increased approximately $6.5 million to $44.9 million in 2004, compared to $38.4 million in 2003. The increase in income tax expense is primarily due to the increase in operating income and varying effective state tax rates across our operations between 2003 and 2004. Additionally, in connection with the conclusion of income tax audits for the years 1998 – 2001, we expect to pay approximately $27.1 million in taxes related to certain radio station transactions completed during the audit period. Of this amount, we paid approximately $25.6 million in 2004 and expect to pay the remainder in 2005. We had previously provided for the possibility of this outcome. Our effective tax rates for 2004 and 2003 were 39.8% and 36.6%, respectively.

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Net income	$67,966	$66,625	$1,341	2.0%

Net income for 2004 was $68.0 million, compared to $66.6 million for 2003 as a result of the reasons discussed above.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

	December 31, 2003	December 31, 2002	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$303,985	$308,872	$(4,887)	(1.6)%
National	96,228	89,935	6,293	7.0%
Other	25,660	21,785	3,875	17.8%

Total net revenues	$425,873	$420,592	$5,281	1.3%

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

During 2003, 10 of our 18 station clusters delivered revenue growth that either matched or outpaced their respective markets as reported in the Miller Kaplan Market Revenue Reports. Clusters with solid revenue growth were Orlando, Tampa, Richmond, Dayton, Louisville and Greenville-Spartanburg. These increases in revenues were partially offset by decreases in Atlanta, Long Island,

Birmingham, Southern Connecticut and Tulsa. In February 2003, our station WFOX-FM was reformatted to an urban contemporary format in response to the changing preferences of its targeted audience in the Atlanta, Georgia market. Revenues at WFOX-FM decreased $4.7 million compared to 2002 as we educated the market about the new format and realigned advertisers for the new target audience. Excluding WFOX-FM, net revenues in Atlanta were up 3% for 2003.

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

Interest expense during 2003 totaled $33.6 million, compared to $39.7 million for 2002. This was as a result of lower overall outstanding debt, as well as a lower average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.25% notes with the proceeds from our five-year revolving credit facility in 2003. The average rate on our credit facility was 1.9% for 2003. In addition, the expense decreased due to a decrease in the average interest rate on our outstanding floating rate debt.

	December 31, 2003	December 31, 2002	$ Change	% Change
	(Amounts in thousands)
Income taxes:
Current	$19,307	$14,722	$4,585	31.1%
Deferred	19,114	23,576	(4,462)	(18.9)%

Total income taxes	$38,421	$38,298	$123	0.3%

Our effective income tax rates for 2003 and 2002 were approximately 36.6% and 39.0%, respectively. In 2003, we determined that a lower effective tax rate for state income taxes was appropriate based on the states in which we currently operate and the relative statutory rates, apportionment factors and taxable income applicable to those states. Accordingly, an adjustment of approximately $2.9 million was recorded in 2003, which decreased reported deferred income taxes.

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

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. Net cash from operations results primarily from net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains or losses on sales of radio stations, goodwill impairment and changes in working capital accounts. In comparing 2004 to 2003, net cash provided by operating activities decreased $25.7 million primarily due to a $25.6 million payment made in connection with the conclusion of the income tax audits for the years 1998 – 2001 (see Note 8 to our consolidated financial statements for further discussion) and changes in working capital. In comparing 2003 to 2002, net cash provided by operating activities decreased $6.1 million mostly attributable to changes in working capital. We expect future net cash provided by operating activities to provide sufficient funding for our operations in the near term. Primary uses of liquidity include debt service (as discussed below), acquisitions, capital expenditures and investment in signal upgrades. The following table summarizes our acquisitions, capital expenditures and investment in signal upgrades for the past three years:

	2004	2003	2002
	(Amounts in thousands)
Acquisitions	$681	$239	$484
Capital expenditures	9,019	10,549	11,891
Investment in signal upgrades	7,680	9,929	12,154

We have an effective universal shelf registration statement under which we may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness, forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts. At December 31, 2004, $244.8 million was available under the universal shelf registration statement.

In addition, our daily cash management needs have been funded through intercompany advances from Cox Enterprises. Our borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for us. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate dependent upon our credit rating (2.4% and 1.0% at December 31, 2004 and 2003, respectively). Cox Enterprises owed us approximately $6.6 million and $6.3 million at December 31, 2004 and December 31, 2003, respectively.

Our future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. We expect our operations to generate sufficient cash to meet our capital expenditure and debt service requirements. We expect capital expenditures to be between $10 million and $12 million for 2005. Additional cash requirements, including funds for acquisitions, will be funded from various sources, including the proceeds from bank financing, intercompany advances from Cox Enterprises and, if or when appropriate, issuances of securities.

Debt Service

On June 4, 2004, we replaced our existing $350 million, five-year senior unsecured revolving credit facility and $150 million 364-day senior unsecured revolving credit facility with a $500 million, five-year senior unsecured revolving credit facility. The interest rate for the new five-year facility is, at our option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	the London Interbank Offered Rate plus a spread based on the credit ratings of our senior long-term debt;

•	the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of our senior long-term debt; or

•	the federal funds borrowing rate plus a spread based on the credit ratings of our senior long-term debt.

The new five-year facility requires us to pay commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of our senior long-term debt. The five-year facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At December 31, 2004, we were in compliance with these covenants. The credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. We are not in default under our credit facility. At December 31, 2004, we had $125 million of outstanding indebtedness under the five-year facility with $375 million available. The interest rate applied to amounts due under the bank credit facility was 2.9% at December 31, 2004. At December 31, 2003, Cox Radio had approximately $185 million of outstanding indebtedness under the old five-year facility with $165 million available, and no amounts outstanding under our old 364-day facility with $150 million available. The interest rate applied to amounts due under the old bank credit facilities was 1.8% at December 31, 2003. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 10 for a discussion of our interest rate swap agreements.

In May 2003, we repaid the $100 million principal amount of our 6.25% notes at maturity using funds from the five-year revolving credit facility. We currently have $350 million in outstanding debt securities, as described below (dollar amounts in thousands):

Principal Amount	Interest Rate	Maturity
$100,000 (1)	6.375%	May 2005
$250,000 (2)	6.625%	February 2006

(1)	At December 31, 2004 and 2003, the estimated aggregate fair value of the 6.375% notes was approximately $101.3 million and $106.2 million, respectively, based on quoted market prices. The 6.375% notes due on May 15, 2005 were excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis and currently has the ability to do so under its new five-year credit facility. This credit facility had unused capacity of $375 million as of December 31, 2004. Cox Radio may also refinance this obligation through the issuance of long-term debt or equity securities depending on market conditions and other factors.
(2)	At December 31, 2004 and 2003, the estimated aggregate fair value of these notes was approximately $258.4 million and $269.9 million, respectively, based on quoted market prices.

From time to time, we use excess cash flows from operations to prepay a portion of amounts outstanding under our revolving credit facility prior to maturity. Subsequent to December 31, 2004, we prepaid $20 million on our revolving credit facility. Accordingly, this amount has been reclassified as the current portion of notes payable in our consolidated balance sheet as of December 31, 2004.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of lease commitments and contracts for sports programming and on-air personalities and the guarantee discussed below. We do not have any majority-owned subsidiaries that are not included in our consolidated financial statements, nor do we have any interests in or relationships with any variable interest entities.

In April 2000, we entered into a JSA for KGMZ-FM serving Honolulu, Hawaii and simultaneously guaranteed Honolulu Broadcasting, Inc.’s financing for the acquisition of this station in the amount of $6.6 million. We provided sales and marketing services under a JSA to this station pursuant to which we sold advertising on the station, which it recorded as revenues, provided marketing services for the station, and paid a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt. In February 2001, we entered into another JSA agreement with Honolulu Broadcasting to provide sales and marketing services for WARV-FM, serving Richmond, Virginia, and simultaneously guaranteed Honolulu Broadcasting’s financing for the acquisition of this station in the amount of $1.0 million. The total guarantee at December 31, 2002 was $7.6 million. During February 2003, Honolulu Broadcasting sold WARV-FM, terminating the related JSA and repaid the indebtedness of $1.0 million. This reduced the amount of our guarantee from $7.6 million to $6.6 million.

In August 2004, we entered into an agreement with Salem Communications to acquire KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) serving the Honolulu, Hawaii market. As part of the transaction, we exercised our option to acquire KGMZ-FM from Honolulu Broadcasting and exchanged the assets of KGMZ-FM for the two AM stations. The parties closed the transaction on January 3, 2005. In order to determine the fair value of KGMZ-FM, a third-party appraisal was performed. The station’s appraised value was approximately $3.5 million. As a result of this valuation, the $6.6 million of bank financing which we had guaranteed with respect to KGMZ-FM was collateralized by assets worth less than the loan principal and, therefore, we accrued an estimated loss on loan guarantee of $3.1 million in the third quarter of 2004. Upon closing this transaction in January 2005, the loan guarantee of $6.6 million was terminated.

In February 2005, we agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist us in a signal upgrade project for one of our stations. This guarantee expires in February 2008. If our signal upgrade is approved by the FCC, then we are likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, our guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. We believe that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial.

Summary Disclosures about Contractual Obligations

We also have various commitments under the following types of contracts: non-cancelable operating leases; long-term debt; interest payments on long-term debt; and other operating contracts, including contracts for sports programming and on-air personalities. The aggregate minimum annual commitments associated with these contracts as of December 31, 2004 were as follows:

	Payments Due by Period
	Total	2005	2006 and 2007	2008 and 2009	After 2009
	(Amounts in thousands)
Operating leases	$38,444	$6,456	$10,982	$7,386	$13,620
Long-term debt (1)	475,000	100,000	250,000	125,000	—
Interest on long-term debt (2)	95,961	27,213	40,487	24,767	3,494
Other operating contracts	68,021	30,571	25,242	12,127	81

Total	$677,426	$164,240	$326,711	$169,280	$17,195

(1)	Amounts due in 2005 consist of $100 million aggregate principal amount of the 6.375% notes due at maturity. Cox Radio plans to refinance this obligation on a long-term basis using proceeds from its revolving credit facility. Amounts due in 2006 consist of $250 million aggregate principal amount of the 6.625% notes due at maturity. Amounts due in 2009 consist of $125 million due upon and assuming the expiration of our five-year credit facility.
(2)	These amounts represent future cash interest payments related to debt obligations based on the fixed and variable rates specified in our indenture and credit agreements, including the impact of our interest rate swap agreements. Payments related to variable rate debt under our five-year credit facility are based on the minimum specified margin plus the base rate, LIBOR, in effect at December 31, 2004, and the portion of such variable rate debt subject to interest rates swaps is adjusted for and based on the fixed rate in such interest rate swaps. These estimates assume that debt is repaid and not refinanced at maturity. Our future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events. These amounts are subject to change if Cox Radio refinances is $100 million due in 2005 on a long-term basis as previously noted above.

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

Cox Radio receives day-to-day cash management services from Cox Enterprises, with settlements of outstanding balances between Cox Radio and Cox Enterprises occurring periodically at market interest rates. As a part of these services, Cox Enterprises transfers funds to cover Cox Radio’s checks presented for payment and Cox Radio records a book overdraft, which is classified as accounts payable in the accompanying balance sheets. Book overdrafts of $3.9 million and $4.9 million existed at December 31, 2004 and 2003, respectively, as a result of Cox Radio’s checks outstanding. The amounts due to or from Cox Enterprises are generally due on demand and represent the net balance of the intercompany transactions. On December 4, 2003, we entered into a revolving promissory note with Cox Enterprises to define the intercompany borrowing rate as Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate dependent upon our credit rating (2.4% and 1.0% at December 31, 2004 and 2003, respectively). Prior to amending the intercompany note in December 2003, advances from Cox Enterprises accrued interest at Cox Enterprises’ commercial paper borrowing rate plus 40 basis points. Cox Enterprises owed Cox Radio approximately $6.6 million and $6.3 million at December 31, 2004 and December 31, 2003, respectively.

Cox Radio receives certain management services from Cox Enterprises and its wholly-owned subsidiary, Cox Broadcasting, including management and financial advisory services, legal, corporate secretarial, tax, internal audit, risk management, purchasing and materials management, employee benefit (including pension plan) administration, fleet, engineering and other support services. Expenses allocated for these services are included in corporate general and administrative expenses in our consolidated financial statements. Cox Radio was allocated expenses for the years ended December 31, 2004, 2003 and 2002 of approximately $3.4 million, $3.1 million and $3.3 million, respectively, related to these services.

In connection with these management services, Cox Radio reimburses Cox Enterprises for payments made to third-party vendors for certain goods and services provided to Cox Radio under arrangements made by Cox Enterprises on behalf of Cox Enterprises and its affiliates, including Cox Radio. Cox Radio believes such arrangements result in Cox Radio receiving such goods and services at more attractive pricing than Cox Radio would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through Cox Enterprises’ insurance program, which provides coverage for all of its affiliates, including Cox Radio. Rather than self-insuring these risks, Cox Enterprises purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of Cox Enterprises, including James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and his sister, who each own 25%. This insurance company is an insurer and re-insurer on various insurance policies purchased by Cox Enterprises, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox Radio’s loss experience consistent with insurance industry practice. Cox Radio’s portion of these insurance costs was approximately $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Cox Radio’s employees participate in certain Cox Enterprises employee benefit plans, and Cox Radio made payments to Cox Enterprises in 2004 for the costs incurred because of such participation, including self-insured employee medical insurance costs of approximately $9.0 million, retiree medical payments of approximately $0.1 million, postemployment benefits of approximately $0.6 million and executive pension plan payments of approximately $1.1 million. Costs incurred for these items in 2003 and 2002 were self-insured employee medical insurance costs of approximately $8.3 million and $6.8 million, respectively; retiree medical payments of approximately $0.1 million and $0.1 million, respectively; postemployment benefits of approximately $0.6 million and $0.6 million, respectively; and executive pension plan payments of approximately $0.9 million and $0.7 million, respectively.

Cox Radio’s headquarters building is leased by Cox Enterprises from a partnership that in turn is indirectly owned by descendents of Governor James M. Cox, the founder of Cox Enterprises, with an indirect 36% interest held in the aggregate by the children of James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and an indirect less than 3% interest held in the aggregate by Mr. Kennedy, his mother and his sister. Cox Radio pays rent and certain other occupancy costs to Cox Enterprises for space in Cox Enterprises’ corporate headquarters building. Rent and occupancy expense is allocated based on occupied space. Related rent and occupancy expense was approximately $0.6 million, $0.6 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Included in the amounts due from (to) Cox Enterprises are the following transactions:

(Amounts in thousands)
Intercompany due from Cox Enterprises, December 31, 2001	$1,084

Cash transferred to Cox Enterprises	318,777
Acquisitions	(484)
Payments on revolver	(90,000)
Net operating expense allocations and reimbursements	(226,318)

Intercompany due from Cox Enterprises, December 31, 2002	3,059

Cash transferred to Cox Enterprises	423,611
Acquisitions	(239)
Borrowings on revolver	20,000
Repayment of 6.25% notes	(100,000)
Net operating expense allocations and reimbursements	(340,147)

Intercompany due from Cox Enterprises, December 31, 2003	6,284

Cash transferred to Cox Enterprises	419,590
Acquisitions	(681)
Payments on revolver	(60,000)
Net operating expense allocations and reimbursements	(358,620)

Intercompany due from Cox Enterprises, December 31, 2004	$6,573

Cox Radio has estimated that the carrying value of intercompany advances approximates fair value, given the short-term nature of these advances.

Cox Radio has entered into lease agreements with Cox Broadcasting with respect to studio and tower site properties in Atlanta, Georgia and Dayton, Ohio that are used for Cox Radio’s radio operations in those markets. The annual rental cost in the aggregate was approximately $0.6 million for each of the years ended December 31, 2004, 2003 and 2002.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (Statement 123R). Statement 123R requires that the compensation cost resulting from all share-based payment transactions (e.g. stock options and restricted stock) be recognized in the financial statements. Statement 123R requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and non-employees except for equity instruments held by employee share ownership plans. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Cox Radio currently accounts for employee share-based payment awards under the provisions of ABP 25. Cox Radio will apply the provisions of Statement 123R for the first interim reporting period beginning after June 15, 2005. We are currently evaluating the impact that the implementation of this statement will have on our consolidated financial position and results of operations.

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

Pursuant to the interest rate swap agreement, Cox Radio has exchanged its floating rate interest obligations on $25 million in notional principal amount of debt for a fixed interest rate. This agreement has an annual fixed rate of 6.4% and a remaining maturity of 2.75 years. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated this agreement as a cash flow hedge as discussed in Note 10 to the consolidated financial statements included herein. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. However, Cox Radio does not anticipate nonperformance by such counterparty, and no material loss would be expected in the event of the counterparty’s nonperformance. The estimated fair value of this swap agreement, based on current market rates, approximated a net payable of $1.9 million at December 31, 2004. The estimated fair value of the two swaps outstanding at December 31, 2003 approximated a net payable of $3.9 million The fair value of the swap agreement at December 31, 2004 is included in other long-term liabilities according to the maturity date of the swap. The market risk for the interest rate swap is mitigated as the variable rate received is hedged to the variable rate paid on the credit facility.

The determination of the estimated fair value of Cox Radio’s fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2004 was $359.7 million, compared to a carrying amount of $349.9 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2003 was $376.1 million, compared to a carrying amount of $349.7 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of Cox Radio’s fixed-rate debt instruments from $359.7 million to $362.8 million at December 31, 2004, and from $376.1 million to $382.9 million at December 31, 2003.

The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio’s borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facilities and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to these variable rate debt instruments.

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

ITEM 8. Financial Statements and Supplementary Data

Management Report on Internal Control Over Financial Reporting

Cox Radio, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, Cox Radio’s principal executive and principal financial officers and effected by Cox Radio’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Cox Radio;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Cox Radio are being made only in accordance with authorizations of management and directors of Cox Radio; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Cox Radio’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Cox Radio’s internal control over financial reporting is effective as of December 31, 2004.

The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of Cox Radio’s consolidated financial statements, has issued an attestation report on management’s assessment of Cox Radio’s internal control over financial reporting, which report is included herein.

/s/ Robert F. Neil	/s/ Neil O. Johnston
Robert F. Neil	Neil O. Johnston
President and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cox Radio, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Cox Radio, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and the financial statement schedule listed in the Index at Item 15, and our report thereon dated March 4, 2005 expresses an unqualified opinion on those consolidated financial statements and financial statement schedule and includes an explanatory paragraph relating to the adoption, effective January 1, 2002 of Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cox Radio, Inc.:

We have audited the accompanying consolidated balance sheets of Cox Radio, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cox Radio, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards (“SFAS”) No. 142.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 4, 2005

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,230	$4,202
Accounts and notes receivable, less allowance for doubtful accounts of $3,843 and $4,229, respectively	84,066	84,516
Prepaid expenses and other current assets	7,698	7,194
Amounts due from Cox Enterprises	6,573	6,284

Total current assets	101,567	102,196
Property and equipment, net	74,322	78,333
FCC licenses and other intangible assets, net	1,650,108	1,633,378
Goodwill	441,453	441,453
Other assets	14,425	23,432

Total assets	$2,281,875	$2,278,792

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,849	$28,602
Accrued salaries and wages	2,509	4,139
Accrued interest	7,568	7,230
Income taxes payable	4,142	10,937
Current portion of notes payable	20,000	—
Other current liabilities	3,709	4,690

Total current liabilities	64,777	55,598
Notes payable, less current portion	454,877	534,744
Deferred income taxes	500,304	502,015
Other long term liabilities	4,244	4,767

Total liabilities	1,024,202	1,097,124

Commitments (Note 9) and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 42,105,928 and 41,718,469 shares issued and 41,977,657 and 41,590,198 shares outstanding at December 31, 2004 and 2003, respectively	13,895	13,767
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at December 31, 2004 and 2003	19,382	19,382
Additional paid-in capital	635,385	626,499
Unearned stock-based compensation	(2,303)	—
Accumulated other comprehensive loss, net of tax	(535)	(1,863)
Retained earnings	593,695	525,729

	1,259,519	1,183,514
Less: Class A common stock held in treasury (128,271 shares at cost at December 31, 2004 and 2003)	(1,846)	(1,846)

Total shareholders’ equity	1,257,673	1,181,668

Total liabilities and shareholders’ equity	$2,281,875	$2,278,792

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
	(Amounts in thousands, except per share data)
Net revenues:
Local	$310,595	$303,985	$308,872
National	98,417	96,228	89,935
Other	29,201	25,660	21,785

Total net revenues	438,213	425,873	420,592
Operating expenses:
Cost of services (exclusive of depreciation shown separately below)	98,219	95,617	93,152
Selling, general and administrative	162,617	162,173	161,093
Corporate general and administrative	17,676	16,272	15,489
Depreciation	11,826	11,714	12,096
Amortization	41	117	118
Loss on loan guarantee	3,064	—	—
Other operating expenses, net	1,093	888	313

Operating income	143,677	139,092	138,331
Other income (expense):
Interest income	5	8	32
Interest expense	(30,393)	(33,575)	(39,682)
Other, net	(387)	(479)	(508)

Income before income taxes and cumulative effect of accounting change	112,902	105,046	98,173

Current income tax expense	45,772	19,307	14,722
Deferred income tax expense (benefit)	(836)	19,114	23,576

Total income tax expense	44,936	38,421	38,298

Income before cumulative effect of accounting change	67,966	66,625	59,875
Cumulative effect of accounting changes, net of tax	—	—	(13,934)

Net income	$67,966	$66,625	$45,941

Net income per share – basic
Income before cumulative effect of accounting change	$0.68	$0.66	$0.60
Cumulative effect of accounting change	—	—	(0.14)

Net income per common share	$0.68	$0.66	$0.46

Net income per share – diluted
Income before cumulative effect of accounting change	$0.67	$0.66	$0.60
Cumulative effect of accounting change	—	—	(0.14)

Net income per common share	$0.67	$0.66	$0.46

Weighted average common shares outstanding - basic	100,552	100,238	100,098
Weighted average common shares outstanding - diluted	100,758	100,542	100,532

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Unearned Comp- ensation	Accumulated Other Compre- hensive Loss	Retained Earnings	Treasury Stock		Total
	Shares	Amount	Shares	Amount					Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2001	41,270	$13,619	58,733	$19,382	$618,803	$—	$(2,059)	$413,163	120	$(1,655)	$1,061,253

Comprehensive income:
Net income	—	—	—	—	—	—	—	45,941	—	—	45,941
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(1,182)	—	—	—	(1,182)
Reclassification to earnings of transition adjustments	—	—	—	—	—	—	159	—	—	—	159

Comprehensive income											44,918

Repurchase of Class A common stock	—	—	—	—	—	—	—	—	1	(28)	(28)
Issuance of Class A common stock related to incentive plans including tax benefit of $2.0 million	302	100	—	—	5,246	—	—	—	—	—	5,346

Balance at December 31, 2002	41,572	13,719	58,733	19,382	624,049	—	(3,082)	459,104	121	(1,683)	1,111,489

Comprehensive income:
Net income	—	—	—	—	—	—	—	66,625	—	—	66,625
Unrealized gain on interest rate swaps	—	—	—	—	—	—	1,101	—	—	—	1,101
Reclassification to earnings of transition adjustments	—	—	—	—	—	—	118	—	—	—	118

Comprehensive income											67,844

Repurchase of Class A common stock	—	—	—	—	—	—	—	—	7	(163)	(163)
Issuance of Class A common stock related to incentive plans including tax benefit of $0.8 million	146	48	—	—	2,450	—	—	—	—	—	2,498

Balance at December 31, 2003	41,718	13,767	58,733	19,382	626,499	—	(1,863)	525,729	128	(1,846)	1,181,668

Comprehensive income:
Net income	—	—	—	—	—		—	67,966	—	—	67,966
Unrealized gain on interest rate swaps	—	—	—	—	—		1,226	—	—	—	1,226
Reclassification to earnings of transition adjustments	—	—	—	—	—		102	—	—	—	102

Comprehensive income											69,294

Unearned stock based compensation	—	—	—	—	—	(2,734)	—	—	—	—	(2,734)
Amortization of unearned stock-based compensation	—	—	—	—	—	431	—	—	—	—	431
Issuance of Class A common stock related to incentive plans including tax benefit of $1.9 million	388	128	—	—	8,886	—	—	—	—	—	9,014

Balance at December 31, 2004	42,106	$13,895	58,733	$19,382	$635,385	$(2,303)	$(535)	$593,695	128	$(1,846)	$1,257,673

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$67,966	$66,625	$45,941
Items not requiring cash:
Depreciation	11,826	11,714	12,096
Amortization	41	117	118
Deferred income taxes	(836)	19,114	23,576
Tax benefit of stock options exercised	1,880	812	1,953
Compensation expense related to restricted stock	431	—	—
Other	2,182	888	313
Loss on loan guarantee	3,064	—	—
Cumulative effect of accounting change, net of tax	—	—	13,934
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Decrease (increase) in accounts receivable	450	2,360	(4,110)
Decrease in prepaid expenses and other current assets	(815)	296	2,177
(Decrease) increase in accounts payable and accrued expenses	(3,147)	(170)	5,930
(Decrease) increase in accrued salaries and wages	(1,630)	(2,310)	528
Increase (decrease) in accrued interest	338	(736)	(126)
(Decrease) increase in income taxes payable	(6,795)	(1,172)	4,097
Other, net	(318)	2,827	25

Net cash provided by operating activities	74,637	100,365	106,452

Cash flows from investing activities:
Capital expenditures	(9,019)	(10,549)	(11,891)
Acquisitions and related expenses, net of cash acquired	(681)	(239)	(484)
(Increase ) decrease in other long-term assets	(741)	694	759
Investment in signal upgrades	(7,680)	(9,929)	(12,154)
Proceeds from sales of assets	128	18	394
Proceeds from sale of radio stations	—	—	3,457

Net cash used in investing activities	(17,993)	(20,005)	(19,919)

Cash flows from financing activities:
Net (repayments) borrowings of revolving credit facilities	(60,000)	20,000	(90,000)
Repayment of 6.25% notes	—	(100,000)	—
Proceeds from stock options exercised	4,401	1,686	3,393
Repurchase of Class A common stock	—	(163)	(28)
(Decrease) increase in book overdrafts	(992)	1,099	(975)
Payment of debt issuance costs	(736)	(236)	(223)
Increase in amounts due to/from Cox Enterprises, net	(289)	(3,225)	(1,980)

Net cash used in financing activities	(57,616)	(80,839)	(89,813)

Net (decrease) increase in cash and cash equivalents	(972)	(479)	(3,280)
Cash and cash equivalents at beginning of year	4,202	4,681	7,961

Cash and cash equivalents at end of year	$3,230	$4,202	$4,681

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

Internet revenue is recognized as ads are run over the Internet. Non-traditional event revenue is recognized when the event occurs.

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

Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2004, 2003 and 2002 were $6.9 million, $7.7 million and $8.4 million, respectively.

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

Cox Radio evaluates its FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using the direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. Cox Radio also evaluates goodwill in each of its reporting units (markets) for impairment annually, or more frequently if certain circumstances are present, using the residual method. If the carrying amount of goodwill in a reporting unit is greater than the implied value of goodwill for that reporting unit determined from the estimated fair value of the reporting units, the carrying amount of goodwill in that reporting unit is reduced to its estimated fair value.

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

Income Taxes

Cox Radio provides for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income taxes reflect the net tax effect on future years of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes. Cox Radio evaluates its effective tax rates regularly and adjusts rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which Cox Radio operates, among other factors.

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

Cox Radio Employee Stock Purchase Plans

The fair value of the employees’ purchase rights granted under these plans was determined using the Black-Scholes model with the following assumptions as of the enrollment dates listed below:

	August 1, 2004		January 15, 2004		June 13, 2003		December 15, 2002
Risk-free interest rate	2.20%		1.61%		0.73%		1.09%
Expected life	1.5	years	2.0	years	0.55	years	1.04	years
Expected stock price volatility	32.90%		33.15%		40.24%		44.86%
Expected dividend yield	n/a		n/a		n/a		n/a
Fair value at enrollment date	$3.79		$5.93		$5.52		$6.01

	June 15, 2002	November 30, 2001	September 16, 1999
Risk-free interest rate	2.36%	2.50%	5.67%
Expected life	1.54 years	2.08 years	2.0 years
Expected stock price volatility	45.29%	44.65%	34.00%
Expected dividend yield	n/a	n/a	n/a
Fair value at enrollment date	$8.14	$8.91	$6.29

Cox Radio Amended and Restated Long-Term Incentive Plan

The fair value of the options granted during 2004, 2003 and 2002 is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Grant Date
	2004	2003	2002
Risk-free interest rate	3.15%	3.27%	5.02%
Expected life	6 years	6 years	6 years
Expected stock price volatility	33.15%	41.92%	44.70%
Expected dividend yield	n/a	n/a	n/a
Fair value at grant date	$8.10	$9.43	$12.38

Had compensation cost for the Long-Term Incentive Plan and Employee Stock Purchase Plans been determined based on the fair value at the grant or enrollment dates for the above awards in accordance with the fair value provisions of SFAS No. 123 and the disclosure provisions of SFAS No. 148, Cox Radio’s net income and net income per share in 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated below, based on the assumptions discussed above:

	Year Ended December 31,
	2004	2003	2002
	(Amounts in thousands, except per share data)
Net income, as reported	$67,966	$66,625	$45,941
Add: Amortization of unearned compensation related to restricted stock	259	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,314)	(10,082)	(8,571)

Pro forma net income	$61,911	$56,543	$37,370

Earnings per share:
Basic – as reported	$0.68	$0.66	$0.46

Basic – pro forma	$0.62	$0.56	$0.37

Diluted – as reported	$0.67	$0.66	$0.46

Diluted – pro forma	$0.61	$0.56	$0.37

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 25%, 26% and 26% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (Statement 123R). Statement 123R requires that the compensation cost resulting from all share-based payment transactions (e.g. stock options and restricted stock) be recognized in the financial statements. This Statement requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and non-employees except for equity instruments held by employee share ownership plans. This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes the

Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Cox Radio currently accounts for employee share-based payment awards under the provisions of ABP 25. Cox Radio will apply the provisions of Statement 123R for the first interim reporting period beginning after June 15, 2005. Cox Radio is currently evaluating the impact that the implementation of this Statement will have on its consolidated financial position and results of operations.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3. Earnings per Common Share and Capital Structure

	Year Ended December 31,
	2004	2003	2002
	(Amounts in thousands, except per share data)
Income before cumulative effect of accounting change	$67,966	$66,625	$59,875
Cumulative effect of accounting change	—	—	(13,934)

Net income	$67,966	$66,625	$45,941

Earnings Per Share - Basic
Weighted-average common shares outstanding	100,552	100,238	100,098

Income before cumulative effect of accounting change per common share – basic	$0.68	$0.66	$0.60
Cumulative effect of accounting change per common share – basic	—	—	(0.14)

Net income per common share – basic	$0.68	$0.66	$0.46

Earnings Per Share – Diluted
Weighted-average common shares outstanding	100,552	100,238	100,098
Shares issuable on exercise of dilutive options	571	3,323	3,442
Shares assumed to be purchased with proceeds of options	(419)	(3,019)	(3,069)
Shares issuable on exercise of restricted stock	128	—	—
Shares assumed to be purchased with proceeds of restricted stock	(125)	—	—
Shares issuable pursuant to Employee Stock Purchase Plan	219	—	245
Shares assumed to be purchased with proceeds from Employee Stock Purchase Plan	(168)	—	(184)

Shares applicable to earnings per share – diluted	100,758	100,542	100,532

Income before cumulative effect of accounting change per common share – diluted	$0.67	$0.66	$0.60
Cumulative effect of accounting change per common share – diluted	—	—	(0.14)

Net income per common share – diluted	$0.67	$0.66	$0.46

The options and Employee Stock Purchase Plan purchase rights excluded from the computation of net income per common share - diluted for the years ended December 31, 2004, 2003 and 2002 are summarized below. The exercise price of these options and the subscription price of these purchase rights were greater than the average market price of the Class A common stock during the years ended December 31, 2004, 2003 and 2002.

Options Outstanding
(Amounts in thousands)
2004	5,852
2003	2,171
2002	767

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

4. Acquisitions and Dispositions of Businesses

Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by us under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past three years through February 15, 2005 are discussed below.

In January 2002, Cox Radio disposed of the assets of KRTR-AM serving Honolulu, Hawaii, for $0.6 million. The buyer of the station had been operating the station under a local marketing agreement since October 2001. Under an LMA, Cox Radio provided programming, sales and marketing services. The resulting loss on disposition was immaterial.

In June 2002, Cox Radio disposed of the assets of KCCN-AM serving Honolulu, Hawaii, for $0.8 million. The resulting gain on disposition was immaterial.

In August 2002, Cox Radio disposed of the assets of WBWL-AM serving Jacksonville, Florida, for $2.5 million. The resulting gain on disposition was immaterial.

In August 2004, Cox Radio entered into an agreement with Salem Communications to acquire KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) serving the Honolulu, Hawaii market. As part of this transaction, Cox Radio exercised its option to acquire KGMZ-FM from Honolulu Broadcasting, Inc. and exchanged the assets of KGMZ-FM for the two AM stations. The parties closed the transaction on January 3, 2005. In order to determine the fair value of KGMZ-FM, a third-party appraisal was performed as required by the terms of the option agreement between Cox Radio and Honolulu Broadcasting. The station’s appraised value was approximately $3.5 million. As a result of this valuation, the $6.6 million of bank financing which Cox Radio had guaranteed with respect to KGMZ-FM was collateralized by assets worth less than the loan principal, and therefore, Cox Radio accrued an estimated loss on loan guarantee of $3.1 million in the third quarter of 2004. Upon closing this transaction in January 2005, the loan guarantee of $6.6 million was terminated.

In January 2005, Cox Radio paid $2 million for an option to purchase certain radio stations. This option expires in December 2007. Under the terms of the option agreement, Cox Radio may exercise the option at any time during the option period. However, if Cox Radio has not exercised its option to acquire the stations before July 2007 and certain other conditions are met, Cox Radio may be required to pay additional fees of up to $10 million. If Cox Radio exercises the option, the $2 million option price and any additional fees paid to the seller will be applied to the purchase price. Under certain circumstances specified in the option, Cox Radio may assign its option for value to a third party.

5. Investments

iBiquity Digital Corporation - Cox Radio holds shares of common stock of iBiquity Digital Corporation (formerly USA Digital Radio, Inc.), a developer of digital radio broadcasting technology, that it originally acquired for a total purchase price of $2.5 million. Cox Radio accounts for this investment, included in other assets in the accompanying balance sheets, under the cost method. This investment is evaluated for impairment on an annual basis or as the circumstances dictate. No impairment has been recorded to date.

6. Property and Equipment

	December 31,
	2004	2003
	(Amounts in thousands)
Land	$8,115	$8,102
Buildings and building improvements	30,725	30,319
Broadcast equipment	104,422	103,521
Construction in progress	2,213	634

Property and equipment, at cost	145,475	142,576
Less accumulated depreciation	(71,153)	(64,243)

Net property and equipment	$74,322	$78,333

7. Goodwill and Other Intangible Assets

On January 1, 2002, Cox Radio adopted SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, no longer be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is January 1.

In accordance with SFAS No. 142, Cox Radio discontinued the amortization of its FCC licenses and goodwill effective January 1, 2002. During the quarter ended March 31, 2002, Cox Radio recognized an after-tax impairment charge of $13.9 million for FCC licenses in certain markets based on independent appraisals as a result of adopting the provisions of SFAS No. 142.

During 2004, Cox Radio determined that approximately $395 million of goodwill had been misclassified as FCC licenses in its consolidated balance sheet at December 31, 2003. Accordingly, the December 31, 2003 consolidated balance sheet presented herein reflects the reclassification of $395 million from FCC licenses to goodwill.

The following table reflects the components of intangible assets as of December 31, 2004 and 2003:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
December 31, 2004
FCC licenses and other intangible assets, net	$1,650,649	$541	$1,650,108
Goodwill	441,453	—	441,453

December 31, 2003
FCC licenses and other intangible assets, net	$1,633,878	$500	$1,633,378
Goodwill	441,453	—	441,453

Amortization expense for the years ended December 31, 2004 and 2003 was less than $0.1 million and approximately $0.1 million, respectively. Amortization expense for each of the next five years is not expected to be material. Total amortizable intangible assets are immaterial.

During 2003, Cox Radio reduced goodwill by $0.2 million for a previously unrecognized tax benefit related to a prior acquisition and by an additional $0.3 million for a goodwill impairment charge in its Southern Connecticut cluster.

During 2004, Cox Radio completed a signal upgrade for WPYO-FM in Orlando, Florida and reclassified $2.4 million from other assets to FCC licenses.

During 2004, Cox Radio completed signal upgrades for WALR-FM in Atlanta, Georgia and reclassified $6.6 million from other assets to FCC licenses, and WODL-FM in Birmingham, Alabama and reclassified $7.8 million from other assets to FCC licenses.

8. Income Taxes

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Current:
Federal	$33,822	$15,876	$12,608
State	11,950	3,431	2,114

Total current	45,772	19,307	14,722

Deferred:
Federal	1,407	19,648	19,816
State	(2,243)	(534)	3,760

Total deferred	(836)	19,114	23,576

Total income tax expense	$44,936	$38,421	$38,298

The tax effects of significant temporary differences, which comprise the net deferred tax liabilities, are as follows:

	December 31,
	2004	2003
	(Amounts in thousands)
Current deferred tax assets:
Provision for doubtful accounts	$1,497	$2,314
Loss on loan guarantee	1,182	—

Total net current assets	$2,679	$2,314
Noncurrent deferred tax assets (liabilities):
Property and equipment	(9,279)	(48,780)
Intangibles	(493,131)	(456,347)
Net operating loss carryforwards	—	378
Unrealized loss on cash flow hedges	711	2,169
Other	1,395	565

Total net noncurrent liabilities	(500,304)	(502,015)

Net deferred tax liabilities	$(497,625)	$(499,701)

Income tax expense (benefit) computed using the federal statutory rates is reconciled to the reported income tax provisions as follows:

	Year Ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Federal statutory income tax rate	35%	35%	35%
Computed tax expense at federal statutory rates on income before income taxes	$39,516	$36,766	$34,361
State income taxes (net of federal tax benefit)	8,182	4,737	3,818
Change in estimated effective state tax rates	(1,872)	(2,854)	—
Other, net	(890)	(228)	119

Income tax expense (benefit)	$44,936	$38,421	$38,298

In 2003, Cox Radio determined that a lower effective tax rate for state deferred income taxes was appropriate based on the states in which Cox Radio currently operates and the relative statutory rates and apportionment factors applicable to those states. Accordingly, adjustments of approximately $1.9 million and $2.9 million were recorded in 2004 and 2003, respectively.

In connection with the conclusion of federal income tax audits for the years 1998 – 2001, Cox Radio expects to pay approximately $27.1 million in taxes related to certain radio station transactions completed during the audit period. Of this amount, $25.6 million was paid in 2004, and we expect to pay the remainder in 2005. Cox Radio had previously provided for the possibility of this outcome. Also in 2004, Cox Radio reclassified approximately $21.0 million of deferred tax liabilities, the amount not already classified as current, into income taxes payable. This reclassification then required a corresponding reclassification between deferred tax expense and current tax expense.

In the normal course of business, Cox Radio’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and Cox Radio accrues a liability when it is probable that Cox Radio will be assessed. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on Cox Radio’s consolidated financial position but could possibly be material to Cox Radio’s consolidated results of operations or cash flows of any one period.

9. Long-Term Debt and Commitments

Cox Radio’s debt at December 31, 2004 and 2003, consisted of the following:

	2004	2003
	(Amounts in thousands)
6.375% notes payable, due in May 2005(1)	$99,980	$99,942
6.625% notes payable, due in February 2006(2)	249,897	249,802
Five-year revolving credit facility	125,000	185,000

Total	$474,877	$534,744

(1)	At December 31, 2004 and 2003, the estimated fair value of the 6.375% notes was approximately $101.3 million and $106.2 million, respectively, based on quoted market prices.
(2)	At December 31, 2004 and 2003, the estimated fair value of the 6.625% notes was approximately $258.4 million and $269.9 million, respectively, based on quoted market prices.

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

The new five-year facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of Cox Radio’s senior long-term debt. The five-year facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At December 31, 2004, Cox Radio was in compliance with these covenants. Cox Radio’s credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facility. At December 31, 2004, Cox Radio had $125 million of outstanding indebtedness under the five-year facility with $375 million available. The interest rate applied to amounts due under the bank credit facility was 2.9% at December 31, 2004. At December 31, 2003, Cox Radio had approximately $185 million of outstanding indebtedness under the old five-year facility with $165 million available and no amounts outstanding under the old 364-day facility with $150 million available. The interest rate applied to amounts due under the old bank credit facilities was 1.8% at December 31, 2003. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 10 for a discussion of Cox Radio’s interest rate swap agreements.

From time to time, Cox Radio uses excess cash flows from operations to prepay a portion of amounts outstanding under its revolving credit facility prior to maturity. Subsequent to December 31, 2004, Cox Radio prepaid $20 million on its revolving credit facility. Accordingly, this amount has been reclassified as the current portion of notes payable in Cox Radio’s consolidated balance sheet as of December 31, 2004.

Cox Radio has an effective universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of $750 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. At December 31, 2004 and 2003, $244.8 million was available under the universal shelf registration statement.

Cox Radio leases land, office facilities and various items of equipment. Rental expense under operating leases amounted to $10.4 million in 2004, $9.3 million in 2003 and $10.3 million in 2002.

Cox Radio also has various commitments under the following types of contracts: non-cancelable operating leases; long-term debt; interest payments on long-term debt; and other operating contracts, including contracts for sports programming and on-air personalities. The aggregate minimum annual commitments associated with these contracts as of December 31, 2004 were as follows:

	Payments Due by Period
	Total	2005	2006 and 2007	2008 and 2009	After 2009
	(Amounts in thousands)
Operating leases	$38,444	$6,456	$10,982	$7,386	$13,620
Long-term debt (1)	475,000	100,000	250,000	125,000	—
Interest on long-term debt (2)	95,961	27,213	40,487	24,767	3,494
Other operating contracts	68,021	30,571	25,242	12,127	81

Total	$677,426	$164,240	$326,711	$169,280	$17,195

(1)	Amounts due in 2005 consist of $100 million aggregate principal amount of the 6.375% notes due at maturity. Cox Radio plans to refinance this obligation on a long-term basis using proceeds from its revolving credit facility. Amounts due in 2006 consist of $250 million aggregate principal amount of the 6.625% notes due at maturity. Amounts due in 2009 consist of $125 million due upon and assuming the expiration of our five-year credit facility.

(2)	These amounts represent future cash interest payments related to debt obligations based on the fixed and variable rates specified in our indenture and credit agreements, including the impact of our interest rate swap agreements. Payments related to variable rate debt under our five-year credit facility are based on the minimum specified margin plus the base rate, LIBOR, in effect at December 31, 2004, and the portion of such variable rate debt subject to interest rates swaps is adjusted for and based on the fixed rate in such interest rate swaps. These estimates assume that debt is repaid and not refinanced at maturity. Our future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events. These amounts are subject to change if Cox Radio refinances is $100 million due in 2005 on a long-term basis as previously noted above.

In April 2000, Cox Radio entered into a JSA for KGMZ-FM serving Honolulu, Hawaii and simultaneously guaranteed Honolulu Broadcasting, Inc.’s financing for the acquisition of this station in the amount of $6.6 million. Cox Radio provided sales and marketing services under a JSA to this station pursuant to which Cox Radio sold advertising on the station, which it recorded as revenues, provided marketing services for the station, and paid a JSA fee to Honolulu Broadcasting in an amount sufficient to service this debt. In February 2001, Cox radio entered into another JSA agreement with Honolulu Broadcasting to provide sales and marketing services for WARV-FM, serving Richmond, Virginia, and simultaneously guaranteed Honolulu Broadcasting’s financing for the acquisition of this station in the amount of $1.0 million. The total guarantee at December 31, 2002 was $7.6 million. During February 2003, Honolulu Broadcasting sold WARV-FM, terminating the related JSA and repaid the indebtedness of $1.0 million. This reduced the collective amount of Cox Radio’s guarantee from $7.6 million to $6.6 million.

In August 2004, Cox Radio entered into an agreement with Salem Communications to acquire KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) serving the Honolulu, Hawaii market. As part of the transaction, Cox Radio exercised its option to acquire KGMZ-FM from Honolulu Broadcasting and exchanged the assets of KGMZ-FM for the two AM stations. The parties closed the transaction on January 3, 2005. In order to determine the fair value of KGMZ-FM, a third-party appraisal was performed. The station’s appraised value was approximately $3.5 million. As a result of this valuation, the $6.6 million of bank financing which Cox Radio had guaranteed with respect to KGMZ-FM was collateralized by assets worth less than the loan principal and, therefore, Cox Radio accrued an estimated loss on loan guarantee of $3.1 million in the third quarter of 2004. Upon closing this transaction in January 2005, the loan guarantee of $6.6 million was terminated.

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. This guarantee expires in February 2008. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial.

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

On September 27, 2004, one of Cox Radio’s interest rate swap agreements with a notional principal amount of $25 million expired. This action did not have a material effect on Cox Radio’s financial position or results of operations. Cox Radio did not enter into any other interest rate swap agreement upon expiration of this agreement. As a result, Cox Radio had one remaining interest rate swap agreement outstanding as of December 31, 2004. The remaining agreement is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparty to this interest rate swap agreement is a major financial institution. Cox Radio is exposed to credit loss in the event of nonperformance by this counterparty. However, Cox Radio does not anticipate nonperformance by this counterparty.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the accounting for changes in the fair values of derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense. Cox Radio’s interest rate swap agreement qualifies as a cash flow hedge.

For the years ended December 31, 2004, 2003 and 2002, there was no ineffective portion related to the changes in fair values of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. During 2004, approximately $0.2 million, before related income tax effects of approximately $0.1 million, was reclassified into earnings as interest expense. During 2003 approximately $0.2 million, before related income tax effects of approximately $0.1 million, was reclassified into earnings as interest expense. During 2002, approximately $0.3 million, before related income tax effects of approximately $0.1 million, was reclassified into earnings as interest expense. The balance of $0.5 million recorded in accumulated other comprehensive loss at December 31, 2004 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending December 31, 2005 is approximately $0.1 million, before related income tax effects of less than $0.1 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

At December 31, 2004, $25 million notional principal amount under a single interest rate swap agreement was outstanding at an annual fixed rate of 6.4% and a remaining maturity of three years. The estimated fair value of this swap agreement, based on current market rates, approximated a net payable of $1.9 million at December 31, 2004. The estimated fair value of the two swaps outstanding at December 31, 2003 approximated a net payable of $3.9 million. The fair value of the swap agreement at December 31, 2004 is included in other long-term liabilities according to the maturity date of the swap.

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

Weighted-Average Assumptions

The following table sets forth the weighted-average assumptions used to determine benefit obligations:

	December 31, 2004		December 31, 2003
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	6.00%	5.75%	6.25%	6.25%
Rate of compensation increase	4.25%	N/A	4.00%	4.00%

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost:

	Year ended December 31,
	2004		2003		2002
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	6.25%	6.25%	6.75%	6.75%	7.25%	7.25%
Rate of compensation increase	4.00%	N/A	4.50%	5.00%	5.00%	5.25%
Expected long-term return on plan assets	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%

Cox Enterprises Pension Plan

The following table sets forth certain information attributable to the Cox Radio employees’ participation in the Cox Enterprises pension plans:

	December 31, 2004		December 31, 2003
	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans
	(Amounts in thousands)
Actuarial present value of benefit obligations:
Vested benefits	$29,178	$4,444	$24,065	$4,639
Nonvested benefits	1,047	766	2,934	706

Accumulated benefit obligations	$30,225	$5,210	$26,999	$5,345

Projected benefit obligations	$33,940	$8,638	$30,016	$6,778

The amount of the assets related to Cox Radio would have an estimated fair value not less than the accumulated benefit obligations of the Cox Enterprises defined benefit pension plan attributable to Cox Radio’s employees as of December 31, 2004, or $30.2 million. The assets would be used to fund payments to retirees. Cox Enterprises will make any non-qualified supplemental pension plan payments due to Cox Radio employees, and Cox Radio will reimburse Cox Enterprises for any such payments.

Pension expense allocated to Cox Radio related to the plans was $1.1 million, $0.9 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Cox Enterprises Postretirement Benefits

Cox Enterprises provides certain health care and life insurance benefits to substantially all retirees of Cox Enterprises and certain of its subsidiaries including Cox Radio. Postretirement expense allocated to Cox Radio for these benefits was $0.1 million for each of the years ended December 31, 2004, 2003 and 2002. Cox Radio’s actuarial present value of accumulated postretirement benefit obligations at December 31, 2004 and 2003 was $4.6 million and $4.7 million, respectively.

The funded status of the portion of the plan providing postretirement benefits covering the employees of Cox Radio is not determinable. The actuarial present value of postretirement benefit obligations for the postretirement benefits plan of Cox Enterprises exceeded the fair value of assets held in the plan at December 31, 2004 and 2003.

For the postretirement welfare plan, the assumed health care cost trend rate for retirees is 10.0% (10.0% in 2003). This rate is assumed to decrease gradually to 5.0% by year 2010 and remain level thereafter. Increasing the assumed health care cost trend rate by one percentage point would have resulted in an increase in the Cox Enterprises plan’s actuarial present value of benefit obligations of approximately 2.7% and an increase in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 1.4% for 2004. Decreasing the assumed health care cost trend rate by one percentage point would have resulted in a decrease in the Cox Enterprises plan’s actuarial present value of benefit obligations of approximately 2.4% and a decrease in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 1.2% for 2004.

Cox Enterprises Savings and Investment Plan

In addition, substantially all of Cox Radio’s employees are eligible to participate in the savings and investment plan of Cox Enterprises. Under the terms of the plan, Cox Radio’s contribution is determined annually and is based upon Cox Radio attaining certain financial performance criteria. Cox Radio makes a contribution up to 50% of eligible employee contributions to the plan, with a maximum employer contribution of 6% of the employee’s eligible compensation. Cox Radio’s expense under the plan was $2.1 million, $1.8 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Other

Certain Cox Radio employees, whose savings and investment plan contributions are at the Internal Revenue Service, or IRS, maximum or are restricted in order to pass the IRS nondiscrimination test, were eligible to participate in Cox Enterprises’ non-qualified savings restoration plan through December 31, 2004. Under the terms of this plan, Cox Radio matches a discretionary contribution amount no greater than 50% of employee contributions to both the savings and investment and restoration plans up to a specified maximum percentage of the employee’s eligible compensation. Effective January 1, 2005, Cox Radio established a separate non-qualified savings restoration plan covering the Cox Radio employees who previously participated in the Cox Enterprises plan. The provisions of the Cox Radio non-qualified savings restoration plan are substantially similar to the features of the Cox Enterprises plan. Cox Radio’s expense under the Cox Enterprises’ non-qualified savings restoration plan was not material to the financial statements for any period presented.

12. Stock-Based Compensation Plans

During the three years in the period ended December 31, 2004, Cox Radio maintained two stock-based compensation plans. Cox Radio accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Compensation for the Cox Radio Amended and Restated Long-Term Incentive Plan is measured as the excess, if any, of the quoted market price of Cox Radio’s stock at the date of the grant over the exercise price. Further, the Employee Stock Purchase Plan qualifies as a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost is recognized for these awards. Specific information regarding each plan is presented below.

Cox Radio Employee Stock Purchase Plans

During 2004, Cox Radio adopted an Employee Stock Purchase Plan (the 2004 ESPP) under which Cox Radio was authorized to issue purchase rights totaling 600,000 shares of Class A common stock. The 2004 ESPP has four alternate entry dates: April 1, 2004, October 1, 2004, April 1, 2005, and October 1, 2005. Employees are eligible to participate in the 2004 ESPP as of the first entry date on which they are employed and are regularly scheduled to work at least 20 hours per week. Under the terms of the 2004 ESPP, the purchase price is the lesser of 85% of the fair market value of the Class A common stock on the grant date (the initial purchase price) or 90% of the fair market value of the Class A common stock on March 31, 2006, the end of the 2004 ESPP. The initial purchase price was set at $20.85 and $14.83, for the first and second entry dates, respectively. Purchase rights totaling 148,783 shares and 8,311 shares of Class A common stock were issued under the 2004 ESPP with respect to the first and second entry dates, respectively. Employees are allowed to purchase the shares via payroll deduction through March 31, 2006, at which time shares will be issued to the remaining 2004 ESPP participants. The fair value of the employees’ purchase rights granted in 2004 was determined using the Black-Scholes model with the following assumptions for the first and second entry dates: expected volatility of 33.15% and 32.90%, respectively, no payment of dividends, expected life of 2.0 years and 1.5 years, respectively, and a risk-free interest rate of 1.61% and 2.20%, respectively. The weighted-average fair value of each purchase right granted was $5.93 and $3.79, for the first and second entry dates, respectively. During 2004, 200 shares were issued under the 2004 ESPP due to cancellation of employees’ participation or termination of employment.

During 2001, Cox Radio adopted an employee stock purchase plan (the 2001 ESPP) under which Cox Radio was authorized to issue purchase rights totaling 750,000 shares of Class A common stock. The 2001 ESPP had four alternate entry dates: January 2, 2002, July 1, 2002, January 2, 2003, and July 1, 2003. Employees were eligible to participate in the 2001 ESPP as of the first entry date on which they were employed and were regularly scheduled to work at least 20 hours per week. Under the terms of the 2001 ESPP, the purchase price was the lesser of 85% of the fair market value of the Class A common stock on the grant date (the initial purchase price) or 90% of the fair market value of the Class A common stock on December 31, 2003, the end of the 2001 ESPP, which was $22.58. The initial purchase price was set at $18.59, $24.96, $21.18, and $19.41 for the first, second, third, and fourth entry dates, respectively. Purchase rights totaling 271,121 shares, 11,540 shares, 6,089 shares, and 3,324 shares of Class A common stock were issued under the 2001 ESPP with respect to the first, second, third, and fourth entry dates, respectively. Employees were allowed to purchase the shares via payroll deduction through December 31, 2003, at which time 193,224 shares were issued to the remaining 2001 ESPP participants. During 2003, 2002 and 2001, 15,172 shares, 2,480 shares and 0 shares, respectively, were issuable under the 2001 ESPP due to cancellation of employees’ participation or termination of employment. The fair value of the employees’ purchase rights granted in 2003, 2002 and 2001 was determined using the Black-Scholes model using assumptions reflected in Note 2.

Cox Radio Amended and Restated Long-Term Incentive Plan

Pursuant to the Amended and Restated Long-Term Incentive Plan (the LTIP), executive officers and certain employees of Cox Radio who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance-based restricted stock awards, performance shares and awards consisting of combinations of such incentives. Cox Radio has reserved 13,200,000 shares of Class A common stock for issuance under the LTIP.

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

Options granted under the LTIP normally vest 60% after three years from the date of grant, 80% after four years from the date of grant and 100% after five years from the date of grant and expire ten years from the date of grant. An accelerated vesting schedule has been provided such that, no sooner than six months after the grant date of the option, the options become fully vested if the market value of the shares exceeds the exercise price by 140% for ten consecutive trading days. Because the exercise price of stock options awarded during 2004, 2003 and 2002 equaled or exceeded the then current market price of Cox Radio Class A common stock, no compensation cost has been recognized for these options. The fair value of the options granted during 2004, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model using assumptions reflected in Note 2.

A summary of the status of Cox Radio’s stock options granted under the Long-Term Incentive Plan as of December 31, 2004, 2003 and 2002 and changes during the years ending on those dates is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,493,918	$22.35	4,208,624	$22.72	3,023,884	$20.62
Granted	1,401,262	21.30	1,771,870	20.90	1,660,509	24.66
Exercised	(65,525)	11.65	(129,226)	10.46	(298,106)	11.10
Forfeited	(527,131)	23.42	(357,350)	23.84	(177,663)	24.63

Outstanding at end of year	6,302,524	$22.14	5,493,918	$22.35	4,208,624	$22.72

Options exercisable at year-end	1,656,252	$21.25	1,032,655	$19.42	730,447	$10.60
Weighted-average fair value of options granted during the year	$8.10		$9.43		$12.38

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ 6.17-$ 8.46	236,599	1.9 years	$6.61	236,599	1.9 years	$6.61
$13.39-$21.81	4,083,452	7.7 years	20.70	886,506	5.2 years	19.02
$22.51-$25.53	1,331,314	7.0 years	24.63	11,308	6.4 years	22.54
$31.66	651,159	5.0 years	31.66	521,839	5.0 years	31.66

	6,302,524	7.0 years	$22.14	1,656,252	4.7 years	$21.25

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

Cox Radio receives day-to-day cash management services from Cox Enterprises, with settlements of outstanding balances between Cox Radio and Cox Enterprises occurring periodically at market interest rates. As a part of these services, Cox Enterprises transfers funds to cover Cox Radio’s checks presented for payment and Cox Radio records a book overdraft, which is classified as accounts payable in the accompanying balance sheets. Book overdrafts of $3.9 million and $4.9 million existed at December 31, 2004 and 2003, respectively, as a result of Cox Radio’s checks outstanding. The amounts due to or from Cox Enterprises are generally due on demand and represent the net balance of the intercompany transactions. On December 4, 2003, we entered into a revolving promissory note with Cox Enterprises to define the intercompany borrowing rate as Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate dependent upon our credit rating (2.4% and 1.0% at December 31, 2004 and 2003, respectively). Prior to amending the intercompany note in December 2003, advances from Cox Enterprises accrued interest at Cox Enterprises’ commercial paper borrowing rate plus 40 basis points. Cox Enterprises owed Cox Radio approximately $6.6 million and $6.3 million at December 31, 2004 and December 31, 2003, respectively.

Cox Radio receives certain management services from Cox Enterprises and its wholly-owned subsidiary, Cox Broadcasting, including management and financial advisory services, legal, corporate secretarial, tax, internal audit, risk management, purchasing and materials management, employee benefit (including pension plan) administration, fleet, engineering and other support services. Expenses allocated for these services are included in corporate general and administrative expenses in the Consolidated Statements of Income. Cox Radio was allocated expenses for the years ended December 31, 2004, 2003 and 2002 of approximately $3.4 million, $3.1 million and $3.3 million, respectively, related to these services.

In connection with these management services, Cox Radio reimburses Cox Enterprises for payments made to third-party vendors for certain goods and services provided to Cox Radio under arrangements made by Cox Enterprises on behalf of Cox Enterprises and its affiliates, including Cox Radio. Cox Radio believes such arrangements result in Cox Radio receiving such goods and services at more attractive pricing than Cox Radio would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through Cox Enterprises’ insurance program, which provides coverage for all of its affiliates, including Cox Radio. Rather than self-insuring these risks, Cox Enterprises purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of Cox Enterprises, including James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and his sister, who each own 25%. This insurance company is an insurer and re-insurer on various insurance policies purchased by Cox Enterprises, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox Radio’s loss experience consistent with insurance industry practice. Cox Radio’s portion of these insurance costs was approximately $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Cox Radio’s employees participate in certain Cox Enterprises employee benefit plans, and Cox Radio made payments to Cox Enterprises in 2004 for the costs incurred because of such participation, including self-insured employee medical insurance costs of approximately $9.0 million, retiree medical payments of approximately $0.1 million, postemployment benefits of approximately $0.6 million and executive pension plan payments of approximately $1.1 million. Costs incurred for these items in 2003 and 2002 were self-insured employee medical insurance costs of approximately $8.3 million and $6.8 million, respectively; retiree medical payments of approximately $0.1 million and $0.1 million, respectively; postemployment benefits of approximately $0.6 million and $0.6 million, respectively; and executive pension plan payments of approximately $0.9 million and $0.7 million, respectively.

Cox Radio’s headquarters building is leased by Cox Enterprises from a partnership that in turn is indirectly owned by descendents of Governor James M. Cox, the founder of Cox Enterprises, with an indirect 36% interest held in the aggregate by the children of James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and an indirect less than 3% interest held in the aggregate by Mr. Kennedy, his mother and his sister. Cox Radio pays rent and certain other occupancy costs to Cox Enterprises for space in Cox Enterprises’ corporate headquarters building. Rent and occupancy expense is allocated based on occupied space. Related rent and occupancy expense was approximately $0.6 million, $0.6 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Included in the amounts due from (to) Cox Enterprises are the following transactions:

(Amounts in thousands)
Intercompany due from Cox Enterprises, December 31, 2001	$1,084

Cash transferred to Cox Enterprises	318,777
Acquisitions	(484)
Payments on revolver	(90,000)
Net operating expense allocations and reimbursements	(226,318)

Intercompany due from Cox Enterprises, December 31, 2002	3,059

Cash transferred to Cox Enterprises	423,611
Acquisitions	(239)
Borrowings on revolver	20,000
Repayment of 6.25% notes	(100,000)
Net operating expense allocations and reimbursements	(340,147)

Intercompany due from Cox Enterprises, December 31, 2003	6,284

Cash transferred to Cox Enterprises	419,590
Acquisitions	(681)
Payments on revolver	(60,000)
Net operating expense allocations and reimbursements	(358,620)

Intercompany due from Cox Enterprises, December 31, 2004	$6,573

Cox Radio has estimated that the carrying value of intercompany advances approximates fair value, given the short-term nature of these advances.

Cox Radio has entered into lease agreements with Cox Broadcasting with respect to studio and tower site properties in Atlanta, Georgia and Dayton, Ohio that are used for Cox Radio’s radio operations in those markets. The annual rental cost in the aggregate was approximately $0.6 million for each of the years ended December 31, 2004, 2003 and 2002.

14. Supplemental Cash Flow Information

	2004	2003	2002
	(Amounts in thousands)
Additional cash flow information:
Cash paid for interest	$30,055	$34,311	$39,808
Cash paid for income taxes	51,463	19,641	8,673

15. Contingencies

On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act (TCPA). The complaint seeks statutory damages in the amount of $1,500, plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “unsolicited advertisement” from a Cox Radio radio station. Cox Radio filed an answer to the complaint denying liability and asserting numerous defenses. Thereafter, proceedings in this case were stayed pending rulings by the Georgia Court of Appeals in a similar action pending against another radio broadcast company. This stay was lifted on August 13, 2003 following rulings by the Court of Appeals in the second case directing the trial court to consider certain constitutional defenses raised by the defendant. On July 3, 2003, the FCC issued a Report and Order holding, among other things, that pre-recorded telephone messages by broadcasters made for the purpose of inviting consumers to listen to a free broadcast are not “unsolicited advertisements” prohibited by the TCPA. On July 28, 2003, Cox Radio requested that the plaintiffs voluntarily dismiss their claims in light of the FCC’s Report and Order. Plaintiffs subsequently refused this request, and on October 24, 2003, Cox Radio filed a motion for judgment on the pleadings seeking the dismissal of plaintiffs’ claims on grounds that the calls in question were permissible under the TCPA and the FCC’s implementing rules and, alternatively, that the application of the TCPA to the facts of this case would violate Cox Radio’s constitutional rights to free speech, equal protection and due process. On February 3, 2004, plaintiffs filed a second amended complaint in support of their contention that the messages at issue were not exempted by the terms of the FCC Report and Order. On March 25, 2004, the court entered an order ruling that the calls at issue were not prohibited by the TCPA and its implementing regulations, granting Cox Radio’s motion for judgment on the pleadings, and dismissing the plaintiffs’ claims. Plaintiffs filed a notice of appeal from these rulings on April 21, 2004. Cox Radio intends to continue to defend this action vigorously. At the present time, Cox Radio cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit. The outcome of this matter cannot be predicted at this time.

Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

FCC Broadcast Licenses

Each of Cox Radio’s radio stations operates pursuant to one or more licenses issued by the FCC that have a maximum term of eight years prior to renewal. Cox Radio’s FCC broadcast licenses expire at various times from 2005 to 2012. Although Cox Radio may apply to renew its FCC broadcast licenses, third parties may challenge Cox Radio’s renewal applications. Cox Radio is not aware of any facts or circumstances that would prevent it from having its current licenses renewed. Cox Radio has never failed to renew its FCC licenses.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Amounts in thousands, except per share data)
2004
Net revenues	$93,091	$116,875	$117,000	$111,247
Cost of services (exclusive of depreciation shown separately below)	21,717	24,993	27,878	23,631
Selling, general and administrative	37,358	42,612	40,596	42,051
Corporate general and administrative expenses	4,545	4,634	4,485	4,012
Depreciation	2,960	2,892	3,137	2,837
Amortization	18	13	5	5
Loss on loan guarantee (1)	—	—	(3,064)	—
Operating income	26,493	41,662	37,787	37,735

Net income	$11,096	$20,244	$18,361	$18,265

Net income per common share – basic	$0.11	$0.20	$0.18	$0.18

Net income per common share – diluted	$0.11	$0.20	$0.18	$0.18

2003
Net revenues	$91,569	$115,246	$112,279	$106,779
Cost of services (exclusive of depreciation shown separately below)	21,220	25,434	26,258	22,705
Selling, general and administrative	38,210	43,296	39,957	40,710
Corporate general and administrative expenses	4,235	4,400	4,131	3,506
Depreciation	2,944	2,977	2,945	2,848
Amortization	30	29	29	29
Operating income	24,931	39,081	38,935	36,145

Net income	$9,377	$18,068	$18,445	$20,735

Net income per common share – basic	$0.09	$0.18	$0.18	$0.21

Net income per common share – diluted	$0.09	$0.18	$0.18	$0.21

(1)	A one-time charge of $3.1 million ($0.03 per diluted share) related to an estimated loss on loan guarantee.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2004, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

Changes in Internal Controls

There were no changes in Cox Radio’s internal control over financial reporting during the period covered by this report that materially affected, or were reasonably likely to materially affect, Cox Radio’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report of Cox Radio’s independent auditors are included in Cox Radio’s financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by this reference.

ITEM 9B. Other Information

Award Agreements under the Cox Radio, Inc. Amended and Restated Long-Term Incentive Plan (LTIP)

Cox Radio enters into a Long Term Incentive Plan Grant Agreement (the Stock Option Grant Agreement) with each employee who is granted non-qualified stock options under the LTIP. A form of the Stock Option Grant Agreement is being filed with this annual report as part of Exhibit 10.4, and the following summary of the Stock Option Grant Agreement is qualified by reference to the form of the Stock Option Grant Agreement, the terms of which are incorporated by this reference. The terms of each Stock Option Grant Agreement are substantially identical, other than the number and exercise price of the non-qualified stock options awarded pursuant to each individual agreement. Typically, non-qualified stock options granted under a Stock Option Grant Agreement vest 60% upon the third anniversary of the grant date and 20% per year thereafter. Awards may vest more quickly if six months have passed since the grant date and Cox Radio’s stock price reaches a specified price or the employee transfers to another Cox company. If an employee terminates their employment with Cox Radio, other than for cause, the employee will forfeit all of such employee’s unvested stock options and all vested stock options must be exercised within 90 days. If an employee retires, dies or becomes disabled, all of such employee’s stock options will immediately vest but must be exercised within one year. Otherwise, all stock options must be exercised before the tenth anniversary of the grant date.

Cox Radio enters into a Long Term Incentive Plan Restricted Stock Grant Agreement (the Restricted Stock Grant Agreement) with each employee who is granted shares of restricted stock under the LTIP. A form of the Restricted Stock Grant Agreement is being filed with this annual report as part of Exhibit 10.4, and the following summary of the Restricted Stock Grant Agreement is qualified by reference to the form of the Restricted Stock Grant Agreement, the terms of which are incorporated by this reference. The terms of each Restricted Stock Grant Agreement are substantially identical, other than the number of shares of restricted stock awarded pursuant to each individual agreement. Awards of restricted stock become fully vested on the fifth anniversary of the grant date. If an employee terminates their employment with Cox Radio, such employee will forfeit all of their unvested shares of restricted stock. If an employee retires, dies or becomes disabled, all of such employee’s restricted stock will immediately vest. So long as the employee remains employed by Cox Radio, certain resale or transfer restrictions may apply.

Restricted Stock Award Notice under the Cox Radio, Inc. Restricted Stock Plan for Non-Employee Directors

Cox Radio provides each non-employee director who is granted shares of restricted stock under Cox Radio’s Restricted Stock Plan for Non-Employee Directors with a Notice of Grant (the Award Notice). A form of the Award Notice is being filed with this annual report as Exhibit 10.6, and the following summary of the Award Notice is qualified by reference to the form of the Award Notice, the terms of which are incorporated by this reference. Each Award Notice is substantially identical. Each non-employee director receives an annual director fee, half of which is paid in restricted stock and half of which is paid in cash. The number of shares of restricted stock awarded pursuant to each Award Notice is that number of shares with an aggregate market value equal to half of the aggregate fee expressed in dollars divided by the closing price of Cox Radio’s Class A stock as quoted by the NYSE on the date of grant. Non-employee directors receive cash in lieu of fractional shares.

PART III

ITEM 10. Directors and Executive Officers

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Cox Radio’s Class A common stock is listed on the New York Stock Exchange (NYSE). Effective in 2004, the NYSE revised its listing standards to include comprehensive corporate governance standards. As part of these revised listing standards, the NYSE requires the Chief Executive Officer of each listed company to certify to the NYSE annually, after the company’s annual meeting of stockholders, that his or her company is in compliance with the NYSE’s corporate governance listing standards. In accordance with the NYSE’s procedures, shortly after Cox Radio’s 2004 annual meeting of stockholders, Robert F. Neil, Cox Radio’s President and Chief Executive Officer, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards.

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)	Documents incorporated by reference or filed with this report:

(1)	Audited Consolidated Balance Sheets as of December 31, 2004 and 2003 and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2004 (filed under Item 8 of this Report); and

(2)	Schedule II – Valuation and qualifying accounts.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits, which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1)3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(2)3.2	—	Certificate of Amendment of Certificate of Incorporation of Cox Radio, Inc.

(3)3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(4)4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.

(5)4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.

(6)4.3	—	Form of Specimen Class A common stock certificate.

(7)10.1	—	Five Year Credit Agreement dated as of June 4, 2004 among Cox Radio, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Co-Syndication Agent, Bank of America, N.A., as Co-Syndication Agent, J.P. Morgan Securities Inc., as Co-Lead Arranger and Joint Bookrunner, and Wachovia Capital Markets, LLC, as Co-Lead Arranger and Bookrunner.

(8)10.2	—	Revolving Promissory Notes, dated December 4, 2003.

(9)10.3	—	Cox Radio, Inc. Amended and Restated Long-Term Incentive Plan.

10.4	—	Forms of Award Agreements under Amended and Restated Long-Term Incentive Plan (management contract or compensation plan).

(10)10.5	—	Cox Radio, Inc. Restricted Stock Plan for Non-Employee Directors.

10.6	—	Form of Notice of Grant under Restricted Stock Plan for Non-Employee Directors (management contract or compensation plan).

(11)10.7	—	Cox Radio, Inc. Savings Plus Restoration Plan.

13.1	—	Portions of the 2004 Annual Report to Shareholders (expressly incorporated by reference in Part II, Item 5 of this report).

21.1	—	Subsidiaries of Cox Radio, Inc.

23.1	—	Consent of Deloitte & Touche LLP.

24.1	—	Power of Attorney set forth on the signature page of this report

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Exhibit 3.1 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).

(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A12B/A filed on February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.4 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 1998 (global notes representing Cox Radio’s senior unsecured non-convertible debt have not been filed or incorporated by reference in accordance with Item 601(b)(4)(iii) of Regulation S-K, and Cox Radio agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request).
(5)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.
(6)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A12B/A dated February 15, 2002.
(7)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2004.
(8)	Incorporated by reference to Exhibit 10.8 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2003.
(9)	Incorporated by reference to Appendix B of Cox Radio’s Definitive Proxy Statement on Schedule 14A filed March 29, 2001 (management contract or compensation plan).
(10)	Incorporated by reference to Exhibit 10.11 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737) (management contract or compensation plan).
(11)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Current Report on Form 8-K dated December 7, 2004 and filed January 28, 2005 (management contract or compensation plan).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Radio, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cox Radio, Inc.

By:	/s/ ROBERT F. NEIL
Robert F. Neil
President and Chief Executive Officer

Date: March 4, 2005

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

Signature	Title	Date
/s/ JAMES C. KENNEDY	Chairman of the Board of Directors	March 4, 2005
James C. Kennedy

/s/ ROBERT F. NEIL	President and Chief Executive Officer; Director (principal executive officer)	March 4, 2005
Robert F. Neil

/s/ NEIL O. JOHNSTON	Vice-President and Chief Financial Officer (principal accounting officer and principal financial officer)	March 4, 2005
Neil O. Johnston

/s/ JUANITA P. BARANCO	Director	March 4, 2005
Juanita P. Baranco

/s/ PAUL M. HUGHES	Director	March 4, 2005
Paul M. Hughes

/s/ MARC W. MORGAN	Director	March 4, 2005
Marc W. Morgan

/s/ RICHARD A. FERGUSON	Director	March 4, 2005
Richard A. Ferguson

/s/ NICHOLAS D. TRIGONY	Director	March 4, 2005
Nicholas D. Trigony

/s/ G. DENNIS BERRY	Director	March 4, 2005
G. Dennis Berry

SCHEDULE II

COX RADIO, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

For the Fiscal Years Ended December 31	Balance As of Beginning of Period	Assumed in Business Combination	Charges to Costs and Expenses	Deductions	Balance As of End of Period
	(Amounts in thousands)
2004	$4,229	$—	$2,869	$3,255	$3,843
2003	$4,791	$—	$2,801	$3,363	$4,229
2002	$4,536	$—	$4,590	$4,335	$4,791