Form 10-Q
period 2005-03-31
COX RADIO INC
filed 2005-05-06
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Class A common stock, par value of $0.33 – 42,057,427 shares outstanding as of March 31, 2005.

Class B common stock, par value of $0.33 – 58,733,016 shares outstanding as of March 31, 2005.

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month period ended March 31, 2005. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash	$2,830	$3,230
Accounts and notes receivable, less allowance for doubtful accounts of $3,851 and $3,843, respectively	76,612	84,066
Prepaid expenses and other current assets	8,930	7,698
Amounts due from Cox Enterprises.	—	6,573

Total current assets	88,372	101,567
Property and equipment, net	73,983	74,322
FCC licenses and other intangible assets, net	1,653,750	1,650,108
Goodwill	441,540	441,453
Other assets	17,023	14,425

Total assets	$2,274,668	$2,281,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,518	$26,849
Accrued salaries and wages	2,795	2,509
Accrued interest	4,992	7,568
Income taxes payable	3,313	4,142
Amounts due to Cox Enterprises.	2,448	—
Current portion of long-term debt	5,000	20,000
Other current liabilities	5,136	3,709

Total current liabilities	45,202	64,777
Long-term debt, less current portion	449,911	454,877
Deferred income taxes	503,284	500,304
Other long term liabilities	4,195	4,244

Total liabilities	1,002,592	1,024,202

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 42,185,698 and 42,105,928 shares issued and 42,057,427 and 41,977,657 shares outstanding at March 31, 2005 and December 31, 2004, respectively	13,922	13,895
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding March 31, 2005 and December 31, 2004	19,382	19,382
Additional paid-in capital	636,699	635,385
Unearned stock-based compensation	(3,361)	(2,303)
Accumulated other comprehensive loss, net of tax	(180)	(535)
Retained earnings	607,460	593,695

	1,273,922	1,259,519

Less: Class A common stock held in treasury (128,271 shares at cost at March 31, 2005 and December 31, 2004)	(1,846)	(1,846)

Total shareholders’ equity	1,272,076	1,257,673

Total liabilities and shareholders’ equity	$2,274,668	$2,281,875

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Net revenues:
Local	$71,279	$66,845
National	21,033	19,802
Other	6,257	6,444

Total revenues	98,569	93,091
Expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	22,341	21,717
Selling, general and administrative	39,292	37,358
Corporate general and administrative	4,707	4,545
Depreciation and amortization	2,848	2,978
Other operating expenses, net	(140)	—

Operating income	29,521	26,493
Interest income	2	1
Interest expense	(7,287)	(7,892)
Other items, net	(15)	(99)

Income before income taxes	22,221	18,503

Current income tax expense	4,541	4,259
Deferred income tax expense	3,915	3,148

Total income tax expense	8,456	7,407

Net income	$13,765	$11,096

Basic net income per share
Net income per common share	$0.14	$0.11

Diluted net income per share
Net income per common share	$0.14	$0.11

Weighted average basic common shares outstanding	100,589	100,530

Weighted average diluted common shares outstanding	100,718	100,908

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A		Class B		Additional Paid-in Capital
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
(Amounts in thousands)
Balance at December 31, 2004	42,106	$13,895	58,733	$19,382	$635,385

Comprehensive income:
Net income	—	—	—	—	—
Unrealized gain on interest rate swaps	—	—	—	—	—
Reclassification to earnings of derivative transition adjustments	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Unearned stock based compensation	—	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—
Issuance of Class A common stock related to incentive plans including tax benefit of less than $0.1 million	80	27	—	—	1,314

Balance at March 31, 2005	42,186	$13,922	58,733	$19,382	$636,699

	Unearned Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total
				Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2004	$(2,303)	$(535)	$593,695	128	$(1,846)	$1,257,673

Comprehensive income:
Net income	—	—	13,765	—	—	13,765
Unrealized gain on interest rate swaps	—	341	—	—	—	341
Reclassification to earnings of derivative transition adjustments	—	14	—	—	—	14

Comprehensive income	—	—	—	—	—	14,120

Unearned stock based compensation	(1,205)	—	—	—	—	(1,205)
Amortization of unearned stock-based compensation	147	—	—	—	—	147
Issuance of Class A common stock related to incentive plans including tax benefit of less than $0.1 million	—	—	—	—	—	1,341

Balance at March 31, 2005	$(3,361)	$(180)	$607,460	128	$(1,846)	$1,272,076

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$13,765	$11,096
Items not requiring cash:
Depreciation and amortization	2,848	2,978
Deferred income taxes	3,915	3,148
Tax benefit of stock options exercised	9	86
Compensation expense related to long-term incentive compensation plans	315	—
Other	(9)	281
Changes in assets and liabilities:
Decrease in accounts receivable	7,454	11,414
Decrease in accounts payable and accrued expenses	(2,004)	(5,960)
Increase (decrease) in accrued salaries and wages	286	(982)
Decrease in accrued interest	(2,576)	(2,313)
(Decrease) increase in income taxes payable	(829)	51
Other, net	(432)	(2,924)

Net cash provided by operating activities	22,742	16,875

Cash flows from investing activities:
Capital expenditures	(2,280)	(2,095)
Acquisitions and related expenses, net of cash acquired	(4,000)	—
Option to purchase radio stations	(2,000)	—
Investment in signal upgrades	(836)	(230)
Proceeds from sales of assets	87	28
Other, net	103	157

Net cash used in investing activities	(8,926)	(2,140)

Cash flows from financing activities:
Net repayments of revolving credit facilities	(20,000)	(28,000)
Loss on loan guarantee	(2,933)	—
Proceeds from issuances of stock related to stock-based compensation plans	127	3,919
(Decrease) increase in book overdrafts	(431)	669
Increase in amounts due from/to Cox Enterprises, Inc.	9,021	8,259

Net cash used in financing activities	(14,216)	(15,153)

Net decrease in cash and cash equivalents	(400)	(418)
Cash and cash equivalents at beginning of period	3,230	4,202

Cash and cash equivalents at end of period	$2,830	$3,784

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,863	$10,204
Income taxes	5,370	4,121

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and notes thereto contained in Cox Radio’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC).

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other period.

2. Summary of Significant Accounting Policies

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

Intangible Assets

Intangible assets consist primarily of Federal Communications Commission (FCC) broadcast licenses, but also include goodwill and certain other intangible assets acquired in purchase business combinations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” Cox Radio does not amortize goodwill and FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized on a straight-line basis over the contractual lives of the assets.

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

Impairment of Long-Lived Assets

Cox Radio accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”. Long-lived assets are required to be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Cox Radio assesses the recoverability based on a review of estimated undiscounted cash flows. Long-lived assets to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell.

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

Incentive Compensation Plans

Cox Radio accounts for stock compensation in accordance with the requirements of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires disclosure of the pro forma effects on net income and earnings per share as if Cox Radio had adopted the fair value recognition provisions of SFAS No. 123, as amended. If compensation cost for the Long-Term Incentive Plan and the Employee Stock Purchase Plans (ESPP) been determined based on the fair value at the grant or enrollment dates in accordance with the fair value provisions of SFAS No. 123, as amended, Cox Radio’s net income and net income per share for the three-month periods ended March 31, 2005 and 2004 would have been changed to the pro forma amounts indicated below.

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands, except per share data)
Net income, as reported	$13,765	$11,096
Add: Amortization of unearned compensation related to stock-based compensation plans, net of tax	91	—
Deduct: stock-based employee compensation expense determined under fair value based method for all stock-based compensation awards, net of tax	(1,426)	(1,974)

Pro forma net income	$12,430	$9,122

Earnings per share:
Basic – as reported	$0.14	$0.11

Basic – pro forma	$0.12	$0.09

Diluted – as reported	$0.14	$0.11

Diluted – pro forma	$0.12	$0.09

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 23% of total revenues for the three-month periods ended March 31, 2005 and 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires that the compensation cost resulting from all share-based payment transactions (e.g. stock options and restricted stock) be recognized in the financial statements. SFAS No. 123R requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and non-employees except for equity instruments held by employee share ownership plans. SFAS No. 123R replaces SFAS No. 123 and supersedes APB 25. On April 14, 2005, the SEC announced the adoption of a new rule that amends the effective dates for SFAS No. 123R. Under SFAS No. 123R as originally issued, Cox Radio would have applied the provisions of SFAS No. 123R for the first interim reporting period beginning after June 15, 2005. The SEC’s new rule allows Cox Radio to implement SFAS No. 123R at the beginning of its next fiscal year. Accordingly, Cox Radio will implement the revised standard for the first interim reporting period beginning after December 31, 2005. Cox Radio currently accounts for employee share-based payment awards under the provisions of ABP 25. Cox Radio is currently evaluating the impact that the implementation of SFAS No. 123R will have on its consolidated financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Cox Radio is currently assessing the impact of FIN 47 on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3. Earnings Per Common Share and Capital Structure

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands, except per share data)
Earnings per share – basic
Net income	$13,765	$11,096

Weighted average common shares outstanding	100,589	100,530

Net income per common share – basic	$0.14	$0.11

Earnings per share – diluted
Net income	$13,765	$11,096

Weighted average common shares outstanding	100,589	100,530
Effect of dilutive securities:
Options	114	365
Employee Stock Purchase Plan	15	13

Shares applicable to earnings per share – diluted	100,718	100,908

Net income per common share - diluted	$0.14	$0.11

The options, restricted stock, ESPP purchase rights and performance awards excluded from the computation of net income per common share - diluted for the three-month periods ended March 31, 2005 and 2004 are summarized below on a weighted average shares outstanding basis. The exercise price of these options and the subscription price of these purchase rights were greater than the average market price of the Class A common stock during the three-month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands)
Weighted average options and restricted stock outstanding	6,154	2,109

In 2004, Cox Radio’s long-term incentive awards to selected officers and senior executives consisted of a mix of stock options and performance-based restricted stock awards. Awards of performance-based restricted stock are dependent on the achievement of pre-established performance criteria, and will fully vest five years after the date of grant. Cox Radio recognizes compensation expense related to the restricted stock awards over the five year vesting period. As long as the recipient is employed by Cox Radio or its affiliates, 60% of the shares obtained through restricted stock awards will remain restricted from resale or transfer.

In 2005, Cox Radio implemented a new long-term incentive award format that consists of a mix of stock options and performance awards. Performance awards are designed to increase in value based on Cox Radio’s operating performance, and are denominated as a number of units which are multiplied by the percentage increase in certain pre-established financial metrics over a five-year period. Performance awards will vest 60% after three years, 80% after four years and 100% after five years from the date of grant. Cox Radio recognizes compensation expense related to the performance awards over the appropriate vesting period. Performance awards will be paid out in cash or, for certain employees, in Cox Radio stock.

4. Long-Term Debt, Commitments and Contingencies

Cox Radio’s outstanding debt for the periods presented consists of the following:

	March 31, 2005	December 31, 2004
	(Amounts in thousands)
6.375% notes payable, due in May 2005 (1)	$99,990	$99,980
6.625% notes payable, due in February 2006 (2)	249,921	249,897
Revolving credit facility	105,000	125,000

Total long-term debt	$454,911	$474,877

(1)	At March 31, 2005 and December 31, 2004, the estimated aggregate fair value of the 6.375% notes was approximately $100.4 million and $101.3 million, respectively, based on quoted market prices. The 6.375% notes due on May 15, 2005 were excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis under its credit facility, which had unused capacity of $395 million as of March 31, 2005.
(2)	At March 31, 2005 and December 31, 2004, the estimated aggregate fair value of these notes was approximately $256.2 million and $258.4 million, respectively, based on quoted market prices. The 6.625% notes due February 15, 2006 were excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis under its credit facility, which had unused capacity of $395 million as of March 31, 2005.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of Cox Radio’s senior long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At March 31, 2005, Cox Radio was in compliance with these covenants. Cox Radio’s credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facility. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. At March 31, 2005, Cox Radio had $105 million of outstanding indebtedness under the credit facility with $395 million available. The interest rate applied to amounts due under the bank credit facility was 3.5% at March 31, 2005. At December 31, 2004, Cox Radio had approximately $125 million of outstanding indebtedness under the credit facility with $375 million available. The interest rate applied to amounts due under the credit facility was 2.9% at December 31, 2004. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreement.

In August 2004, Cox Radio entered into an agreement with Salem Communications to acquire KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) serving the Honolulu, Hawaii market. As part of this transaction, Cox Radio exercised its option to acquire KGMZ-FM from Honolulu Broadcasting and exchanged the assets of KGMZ-FM for the two AM stations. This transaction closed in January 2005, and the loan guarantee of $6.6 million was terminated. Cox Radio recognized an aggregate loss on loan guarantee of $2.9 million related to this transaction.

In January 2005, Cox Radio paid $2 million for an option to purchase certain radio stations. This option is exercisable at any time and expires in December 2007. If Cox Radio has not exercised its option to acquire the stations before July 2007 and certain other conditions are met, Cox Radio may be required to pay additional fees of up to $10 million. If Cox Radio exercises the option, the $2 million option price and any additional fees paid to the seller will be applied to the purchase price for the stations. Under certain circumstances specified in the option agreement, Cox Radio may assign its option for value to a third party.

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

On April 15, 2005, Cox Radio filed a new universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may also offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of $300 million. The SEC declared Cox Radio’s new shelf registration statement effective on May 2, 2005. This new shelf registration statement supersedes and replaces Cox Radio’s universal shelf registration, which had available capacity to offer and issue securities for an original maximum aggregate offering amount up to $244.8 million at March 31, 2005 and December 31, 2004. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.

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

Cox Radio had one interest rate swap agreement outstanding at March 31, 2005, which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparty to this interest rate swap agreement is a major financial institution. Cox Radio is exposed to credit loss in the event of nonperformance by this counterparty. However, Cox Radio does not anticipate nonperformance by this counterparty.

At March 31, 2005, $25 million notional principal amount under the interest rate swap agreement was outstanding at an annual fixed rate of 6.4% and a remaining maturity of 2.5 years. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $1.3 million at March 31, 2005 and $1.9 million at December 31, 2004. The fair value of the swap agreement at March 31, 2005 is included in other long-term liabilities according to the maturity date of the swap.

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

During the three-month period ended March 31, 2005, there was no ineffective portion related to the changes in fair values of the interest rate swap agreement and there were no amounts excluded from the measure of effectiveness. For the three-month period ended March 31, 2005, less than $0.1 million, before related income tax effects, were reclassified into earnings as interest expense. The balance of $0.2 million recorded in accumulated other comprehensive loss at March 31, 2005 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending March 31, 2006 is approximately $0.1 million, before related income tax effects. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

6. Goodwill and Other Intangible Assets

Cox Radio accounts for goodwill and intangible assets in accordance with SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, not be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is January 1st.

During the first quarter of 2005, Cox Radio performed its annual tests for impairment, and no impairment of either FCC licenses or goodwill was indicated.

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
March 31, 2005
FCC licenses and other intangible assets, net	$1,654,296	$546	$1,653,750
Goodwill	441,540	—	441,540

December 31, 2004
FCC licenses and other intangible assets, net	1,650,649	541	1,650,108
Goodwill	441,453	—	441,453

Amortization of amortizable intangible assets was less than $0.1 million for each of the periods ended March 31, 2005 and 2004.

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

During the first quarter of 2005, Cox Radio completed the acquisition of KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) in Honolulu, Hawaii and classified less than $0.1 million into goodwill and $3.6 million into FCC licenses. For more information about this transaction, see Note 4.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox Radio’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements, due to various risks, uncertainties or other factors. These factors include competition within the radio broadcasting industry, advertising demand in our markets, the possibility that advertisers may cancel or postpone schedules in response to political events, competition for audience share, our success in executing and integrating acquisitions, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox Radio’s Annual Report on Form 10-K for the year ended December 31, 2004. Cox Radio assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

General

Cox Radio is a leading national radio broadcast company whose business, which constitutes one reportable segment for accounting purposes, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 62% of the common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio.

The primary source of Cox Radio’s revenues is the sale of local and national advertising to be broadcast on its radio stations. Historically, approximately 72% and 22% of Cox Radio’s net revenues have been generated from local and national advertising, respectively. Cox Radio’s most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

Acquisitions and Dispositions

Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by us under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past two years through April 30, 2005 are discussed below.

In August 2004, Cox Radio entered into an agreement with Salem Communications to acquire KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) serving the Honolulu, Hawaii market. As part of this transaction, Cox Radio exercised its option to acquire KGMZ-FM from Honolulu Broadcasting and exchanged the assets of KGMZ-FM for the two AM stations. This transaction closed in January 2005, and the loan guarantee of $6.6 million was terminated. Cox Radio recognized an aggregate loss on loan guarantee of $2.9 million related to this transaction.

In January 2005, Cox Radio paid $2 million for an option to purchase certain radio stations. This option is exercisable at any time and expires in December 2007. If Cox Radio has not exercised its option to acquire the stations before July 2007 and certain other conditions are met, Cox Radio may be required to pay additional fees of up to $10 million. If Cox Radio exercises the option, the $2 million option price and any additional fees paid to the seller will be applied to the purchase price for the stations. Under certain circumstances specified in the option agreement, Cox Radio may assign its option for value to a third party.

Results of Operations

Cox Radio’s results of operations represent the operations of the radio stations owned or operated by Cox Radio, or for which it provides sales and marketing services, during the applicable periods. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report.

Three months ended March 31, 2005 compared to three months ended March 31, 2004:

	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$71,279	$66,845	$4,434	6.6%
National	21,033	19,802	1,231	6.2%
Other	6,257	6,444	(187)	(2.9)%

Total net revenues	$98,569	$93,091	$5,478	5.9%

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

Net revenues for the first quarter of 2005 increased $5.5 million to $98.6 million, a 5.9% increase compared to the first quarter of 2004. Local revenues increased 6.6% and national revenues increased 6.2% as compared to the first quarter of 2004. Our stations in Orlando, Miami, Tampa, San Antonio, Jacksonville, Southern Connecticut, Long Island and Dayton delivered solid growth during the first quarter of 2005. Those increases were partially offset by results for our stations in Birmingham and Louisville, where revenues were down for the quarter.

	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown separately below)	$22,341	$21,717	$624	2.9%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services increased $0.6 million, or 2.9%, to $22.3 million compared to the first quarter of 2004 primarily due to higher programming expenses.

	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$39,292	$37,358	$1,934	5.2%

Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased $1.9 million, or 5.2%, to $39.3 million compared to the first quarter of 2004. This was primarily as a result of increased sales commissions and national rep commissions due to higher revenues in the first quarter of 2005, as compared to the first quarter of 2004, and slightly higher general and administrative expenses.

	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	4,707	4,545	162	3.6%
Depreciation and amortization	2,848	2,978	(130)	(4.4)%
Other operating expenses, net	(140)	—	(140)	—

Corporate general and administrative expenses increased $0.2 million, or 3.6%, to $4.7 million compared to the first quarter of 2004 primarily as a result of additional incentive compensation accruals based on improving company performance. The changes in depreciation and amortization or other operating expenses, net were not material to Cox Radio’s overall operating results or financial condition.

	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in thousands)
Operating income	$29,521	$26,493	$3,028	11.4%

Operating income for the first quarter of 2005 was $29.5 million, a $3.0 million increase over the first quarter of 2004 for the reasons discussed above.

	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in thousands)
Interest expense	$7,287	$7,892	$(605)	(7.7)%

Interest expense during the first quarter of 2005 totaled $7.3 million, as compared to $7.9 million for the first quarter of 2004. This decrease was the result of lower overall outstanding debt offset partially by a higher interest rate on our floating rate debt. The average rate on our credit facility was 3.3% during the first quarter of 2005 and 1.8% during the first quarter of 2004.

	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$4,541	$4,259	$282	6.6%
Deferred	3,915	3,148	767	24.4%

Total income tax expense	$8,456	$7,407	$1,049	14.2%

Income tax expense increased approximately $1.0 million to $8.5 million in the first quarter of 2005 compared to $7.4 million in the first quarter of 2004. This net increase is due to an increase in operating income and a decrease in interest expense, as discussed above. This increase was also partially offset by a favorable change in the Kentucky state tax rate. The effective tax rate for the first quarter of 2005 was 38.1% as compared to 40.0% for the first quarter of 2004.

	March 31, 2005	March 31, 2004	$ Change	% Change
	(Amounts in thousands)
Net income	$13,765	$11,096	$2,669	24.1%

Net income for the first quarter of 2005 was $13.8 million, as compared to $11.1 million for the first quarter of 2004, for the reasons discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Cox Radio’s primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. Net cash from operations results primarily from net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains or losses on sales of radio stations, goodwill impairment and changes in working capital accounts. In comparing the three months ended March 31, 2005 to the three months ended March 31, 2004, net cash provided by operating activities increased $5.9 million due to changes in working capital and increased net income. Primary uses of liquidity include debt service, acquisitions, capital expenditures and investment in signal upgrades.

On April 15, 2005, Cox Radio filed a new universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may also offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of $300 million. The SEC declared Cox Radio’s new shelf registration statement effective on May 2, 2005. This new shelf registration statement supersedes and replaces Cox Radio’s universal shelf registration, which had available capacity to offer and issue securities for an original maximum aggregate offering amount up to $244.8 million at March 31, 2005 and December 31, 2004. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Our borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for us. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate dependent upon our credit rating (2.9% and 1.2% at March 31, 2005 and 2004, respectively). Cox Radio owed Cox Enterprises approximately $2.4 million at March 31, 2005, and Cox Enterprises owed Cox Radio approximately $6.6 million at December 31, 2004.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of Cox Radio’s senior long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At March 31, 2005, Cox Radio was in compliance with these covenants. Cox Radio’s credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facility. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. At March 31, 2005, Cox Radio had $105 million of outstanding indebtedness under the credit facility with $395 million available. The interest rate applied to amounts due under the bank credit facility was 3.5% at March 31, 2005. At December 31, 2004, Cox Radio had approximately $125 million of outstanding indebtedness under the credit facility with $375 million available. The interest rate applied to amounts due under the credit facility was 2.9% at December 31, 2004. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreement.

Cox Radio currently has $350 million in outstanding debt securities, as described below (dollar amounts in thousands):

Principal Amount	Interest Rate	Maturity
$100,000 (1)	6.375%	May 2005
$250,000 (2)	6.625%	February 2006

(1)	At March 31, 2005 and December 31, 2004, the estimated aggregate fair value of the 6.375% notes was approximately $100.4 million and $101.3 million, respectively, based on quoted market prices. The 6.375% notes due on May 15, 2005 were excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis under its credit facility, which had unused capacity of $395 million as of March 31, 2005.
(2)	At March 31, 2005 and December 31, 2004, the estimated aggregate fair value of these notes was approximately $256.2 million and $258.4 million, respectively, based on quoted market prices. The 6.625% notes due February 15, 2006 were excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis under its credit facility, which had unused capacity of $395 million as of March 31, 2005.

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

In August 2004, Cox Radio entered into an agreement with Salem Communications to acquire KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) serving the Honolulu, Hawaii market. As part of this transaction, Cox Radio exercised its option to acquire KGMZ-FM from Honolulu Broadcasting and exchanged the assets of KGMZ-FM for the two AM stations. This transaction closed in January 2005, and the loan guarantee of $6.6 million was terminated. Cox Radio recognized an aggregate loss on loan guarantee of $2.9 million related to this transaction.

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

Cox Radio has examined exposures to these risks and concluded that none of the exposures are material to cash flows or earnings. Cox Radio has engaged in several strategies to manage these market risks. Cox Radio’s indebtedness under its various financing arrangements creates interest rate risk. In connection with each debt issuance and as a result of continual monitoring of interest rates, Cox Radio has entered into an interest rate swap agreement for purposes of managing borrowing costs.

Pursuant to the interest rate swap agreement, Cox Radio has exchanged its floating rate interest obligations on $25 million in notional principal amount of debt for a fixed interest rate. This agreement has an annual fixed rate of 6.4% and an average remaining maturity of 2.5 years. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated this agreement as a cash flow hedge as discussed in Note 5 to the consolidated financial statements included herein. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. However, Cox Radio does not anticipate nonperformance by such counterparty, and no material loss would be expected in the event of the counterparty’s nonperformance. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $1.3 million at March 31, 2005 and $1.9 million at December 31, 2004. The fair value of the swap agreement at March 31, 2005 is included in other long-term liabilities according to the maturity date of the swap. The market risk for the interest rate swap is mitigated as the variable rate received is hedged to the variable rate paid on the credit facility.

The determination of the estimated fair value of Cox Radio’s fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of the fixed-rate debt instruments at March 31, 2005 was $356.6 million, compared to a carrying amount of $349.9 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2004 was $359.7 million, compared to a carrying amount of $349.9 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of the fixed-rate debt instruments from $356.6 million to $358.9 million at March 31, 2005, and from $359.7 million to $362.8 million at December 31, 2004.

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

ITEM 4. Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2005, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

Introduction.

On May 3, 2005, Cox Radio’s stockholders approved the Third Amended and Restated Long-Term Incentive Plan, which we refer to as the Long-Term Incentive Plan. The summary of the material terms of the Long-Term Incentive Plan that follows is qualified in its entirety by reference to the complete text of the Long-Term Incentive Plan, which is filed as an exhibit to this report.

Material Terms of the Performance Goals.

The material terms of the performance goals are: (i) the employees eligible to participate; (ii) the business criteria on which the performance goal is based; and (iii) the maximum amount of compensation that could be paid to any employee or the formula used to calculate the amount of compensation.

Eligibility. The Compensation Committee or the management committee, as appropriate, is authorized to grant awards, including “performance-based” awards, under the Long-Term Incentive Plan to any officer or other employee of Cox Radio and its subsidiaries who is selected to receive an award. This group of eligible participants consists of approximately 1,000 individuals.

Performance-Based Criteria. The Compensation Committee or the management committee, as appropriate, may grant awards that are based on pre-established performance criteria, or that specify performance criteria to be achieved as a condition to vesting or payment, including awards of performance-based restricted stock. For purposes of the Long-Term Incentive Plan, “performance criteria” mean pre-established objective performance goals consisting of one or more of the following: revenue, income (operating income, income before depreciation and amortization, or net income), cash flow (operating cash flow or free cash flow), EBITDA (earnings before interest, taxes, depreciation or amortization), debt, profit, earnings per share, return on assets, return on equity, return on investment, or total shareholder return. The Compensation Committee or the management committee, as appropriate, may utilize other criteria for the purpose of reducing, but not increasing, any performance-based award.

Types and Number of Awards Under the Plan. There are 13,200,000 shares of Cox Radio’s Class A Common Stock reserved for issuance under the Long-Term Incentive Plan. Of this total, as of December 31, 2004, 2,811,378 shares have been issued previously pursuant to awards under the Long-Term Incentive Plan, 6,428,394 shares are subject to outstanding options or other awards, and 3,960,228 shares are available for future issuance. If any shares to be awarded under the Long-Term Incentive Plan are forfeited, those shares may be added to the remaining share total and re-granted.

No participant may be granted more than a combination of 250,000 shares and/or units subject to any combination of performance-based awards, restricted stock, or other stock-based awards that are subject to performance criteria in any given year. The maximum payout for any participant for a performance-based award paid in cash is 300 percent of the participant’s earnings for the year of the payment. No participant may receive more than 500,000 options in any given year.

All of the share totals described above will be adjusted by the Compensation Committee in its discretion to reflect any change in the number of shares of Class A Common Stock due to any stock dividend, stock split, combination, recapitalization, merger, spin-off, or similar corporate transaction.

Other Material Terms of the Plan.

Plan Administration. The purpose of the Long-Term Incentive Plan is to advance the interests of Cox Radio by providing incentives to certain employees of Cox Radio and its subsidiaries through awards of various forms of equity-based compensation. The Long-Term Incentive Plan is administered by the Compensation Committee. The Compensation Committee has sole discretion, subject to the terms of the Long-Term Incentive Plan, to determine the amounts and types of awards to be made, set the terms, conditions and limitations applicable to each award, and prescribe the form of the instruments embodying any award. Certain functions under the Long-Term Incentive Plan may be delegated by the Compensation Committee to any person or persons, and pursuant to this authority, the Compensation Committee has delegated certain administrative and other functions to a management committee. The Board of Directors has the right to amend, modify, suspend or terminate the Long-Term Incentive Plan at any time without notice, provided that no participant’s rights in an existing award may be adversely affected without his or her consent. Any amendment or similar action will be submitted for stockholder approval if required by law, regulation, or rule of any stock exchange on which Cox Radio’s Class A Common Stock is traded.

Duration of Options. No stock option may be exercised more than 10 years after the date of grant, and all stock appreciation rights will expire not later than 10 years after the date of grant.

Vesting and Exercise of Options. Options become exercisable when they have vested. Vesting schedules are set forth in an agreement or notice of award. Awards typically provide that a participant who terminates employment for reasons other than for cause, retirement, death, permanent disability or transfer to an affiliated company will have 90 days to exercise any vested stock options, and any unvested stock options will be forfeited. A participant who is terminated for cause will forfeit all benefits under the Long-Term Incentive Plan, and all options (both vested and unvested) will be cancelled.

Payment for Options. The exercise price of any stock option awarded under the Long-Term Incentive Plan will be determined by the Compensation Committee. Except for certain awards substituted for or granted in tandem with previously issued awards, the exercise price will not be less than the fair market value of Cox Radio’s Class A Common Stock on the date of grant. Participants may exercise an option by making payment in any manner specified by the Compensation Committee, including without limitation by tendering previously owned shares of Class A Common Stock or by “cashless exercise.”

Stock Appreciation Rights. A stock appreciation right gives the participant the right to receive upon exercise the excess of the fair market value of a share of stock on a specified date over the grant price. Except for certain awards substituted for or granted in tandem with previously issued awards, the grant price will be not less than the fair market value of Cox Radio’s Class A Common Stock on the date of grant. The Compensation Committee has the discretion to determine the manner in which stock appreciation rights may be paid, including in cash, shares or a combination thereof.

Restricted Stock. The Compensation Committee or the management committee, as appropriate, may authorize awards of restricted stock, including performance-based restricted stock. Restricted stock is common stock that is non-transferable and subject to other restrictions for a specified period. Unless the Compensation Committee or the management committee, as appropriate, determines otherwise, or specifies otherwise in an award agreement, if the participant terminates employment during the restricted period, then the restricted stock will be forfeited. Performance-based restricted stock may be subject to additional risk of forfeiture during the restricted period until and unless certain conditions are met. These conditions are established by the Compensation Committee or the management committee, as appropriate, and may include the performance criteria described above.

Deferred Stock. The Compensation Committee or the management committee, as appropriate, may authorize grants of rights to receive shares of common stock at the end of a specified deferral period. Awards of deferred stock may be made for no consideration or for an amount that is less than the fair market value on the date of grant. Unless the Compensation Committee or the management committee, as appropriate, determines otherwise, or specifies otherwise in an award agreement, if the participant terminates employment during the deferral period, then the award will be forfeited.

Assignment and Transfer. Unless otherwise determined by the Compensation Committee or the management committee, as appropriate, awards generally are not assignable or transferable, except by will or by the laws of descent and distribution, provided that a participant may designate a beneficiary to exercise the participant’s rights, and receive any distribution, in the event of death. No right or interest of a participant in any award may be pledged or encumbered, or made subject to any lien, obligation or liability of the participant.

Federal Income Tax Consequences to Cox Radio and the Participants. Some of the options granted under the Long-Term Incentive Plan may be incentive stock options (called ISOs) within the meaning of Section 422 of the Internal Revenue Code. Under present federal tax laws, there are no federal income tax consequences to either Cox Radio or the participant upon the grant or exercise of an ISO. If the participant does not dispose of the stock acquired through the ISO for two years from the date of grant or one year from the date of exercise, then any gain realized from a subsequent disposition would constitute long-term capital gain to the participant. If the participant does dispose of the stock prior to the expiration of either holding period, any gain equal to the excess of the fair market value of the stock on the date of exercise (or, if less, the amount realized on the disposition of the stock if a sale or exchange) over the option price would constitute ordinary income to the participant. Any additional gain realized upon the disposition would be taxable either as a short-term capital gain or a long-term capital gain, depending on how long the participant held the stock.

Cox Radio generally is not entitled to an income tax deduction for the grant of an ISO or as a result of either the participant’s exercise of an ISO or the participant’s sale of the stock acquired upon the exercise of an ISO. However, if the participant sells the stock either within two years from the date of grant or within one year from the date of exercise, then the ISO is treated for federal income tax purposes as if it were a nonqualified stock option and Cox Radio will be entitled to a federal income tax deduction equal to the amount of income recognized by the participant.

Stock options that do not constitute ISOs (called nonqualified options) may also be granted under the Long-Term Incentive Plan. Under present federal tax laws, there are no federal income tax consequences to either Cox Radio or the participant upon the grant of a nonqualified option. However, the participant will recognize ordinary income upon the exercise of a nonqualified option in an amount equal to the excess of the fair market value of the stock at the time of exercise over the option price, and Cox Radio will receive a corresponding deduction. Any gain realized upon a subsequent disposition of the stock will constitute either a short-term or long-term capital gain to the participant, depending on how long it is held.

Unless the participant makes a special tax election, restricted stock awards are not taxable to the participant as long as the shares remain nontransferable and subject to a substantial risk of forfeiture. When these transferability restrictions and forfeiture risks lapse or are removed, the participant at the time of such lapse or removal generally will recognize as ordinary income the fair market value of the stock, less any amounts that were paid to acquire the stock. Cox Radio will receive a federal income tax deduction equal to the amount of ordinary income recognized by the participant.

No taxable income is recognized upon the grant of a stock appreciation right. Upon the exercise of a stock appreciation right, the participant will recognize as ordinary income the amount of any cash received, plus the fair market value of any stock acquired (less any amount required to be paid by the participant). Cox Radio will receive a federal income tax deduction equal to the amount of ordinary income recognized by the participant.

Payment of cash and outright grants of stock will be taxed as ordinary income at the time the cash or stock is received, and Cox Radio will be entitled to a corresponding deduction equal to the amount of income recognized by the participant.

ITEM 6. Exhibits

Listed below are the exhibits, which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1)3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(2)3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.

(3)3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(4)4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.

(5)4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.

(6)4.3	—	Agreement of Resignation, Appointment and Acceptance, effective March 1, 2005, by and among Cox Radio, Inc., The Bank of New York and The Bank of New York Trust Company, N.A.

(7)4.4	—	Form of Specimen Class A common stock certificate.

(8)10.1		Five Year Credit Agreement, dated as of June 4, 2004, among Cox Radio, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent for the Lenders, Wachovia Bank, National Association, as Co-Syndication Agent, Bank of America, N.A., as Co-Syndication Agent, J.P. Morgan Securities Inc., as Co-Lead Arranger and Joint Bookrunner, and Wachovia Capital Markets, LLC, as Co-Lead Arranger and Joint Bookrunner.

10.2	—	Cox Radio, Inc. Third Amended and Restated Long-Term Incentive Plan

10.3	—	Forms of Award Agreements under the Third Amended and Restated Long-Term Incentive Plan

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2004.
(5)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.
(6)	Incorporated by reference to Exhibit 4.3 of Cox Radio’s Registration Statement on Form S-3 (SEC File No. 333-124114).
(7)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A/A filed February 15, 2002.
(8)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

May 6, 2005	/s/ Neil O. Johnston
Neil O. Johnston
Vice President and Chief Financial
Officer (Principal Financial Officer,
Principal Accounting Officer and
duly authorized officer)