Form 10-Q
period 2005-06-30
COX RADIO INC
filed 2005-08-05
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock, par value of $0.33 – 42,060,914 shares outstanding as of June 30, 2005.

Class B common stock, par value of $0.33 – 58,733,016 shares outstanding as of June 30, 2005.

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month and six-month periods ended June 30, 2005. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash	$3,111	$3,230
Accounts and notes receivable, less allowance for doubtful accounts of $3,677 and $3,843, respectively	91,312	84,066
Prepaid expenses and other current assets	7,176	7,698
Amounts due from Cox Enterprises.	5,705	6,573

Total current assets	107,304	101,567
Property and equipment, net	74,043	74,322
FCC licenses and other intangible assets, net	1,659,438	1,650,108
Goodwill	441,458	441,453
Other assets	11,595	14,425

Total assets	$2,293,838	$2,281,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,973	$26,849
Accrued salaries and wages	3,271	2,509
Accrued interest	6,874	7,568
Income taxes payable	3,653	4,142
Current portion of long-term debt	10,000	20,000
Other current liabilities	4,694	3,709

Total current liabilities	50,465	64,777
Long-term debt, less current portion	434,946	454,877
Deferred income taxes	509,237	500,304
Other long term liabilities	6,542	4,244

Total liabilities	1,001,190	1,024,202

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 42,189,185 and 42,105,928 shares issued and 42,060,914 and 41,977,657 shares outstanding at June 30, 2005 and December 31, 2004, respectively	13,922	13,895
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding June 30, 2005 and December 31, 2004	19,382	19,382
Additional paid-in capital	635,645	635,385
Unearned stock-based compensation	(2,324)	(2,303)
Accumulated other comprehensive loss, net of tax	(185)	(535)
Retained earnings	628,054	593,695

	1,294,494	1,259,519
Less: Class A common stock held in treasury (128,271 shares at cost at June 30, 2005 and December 31, 2004)	(1,846)	(1,846)

Total shareholders’ equity	1,292,648	1,257,673

Total liabilities and shareholders’ equity	$2,293,838	$2,281,875

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues:
Local	$83,157	$84,252	$154,436	$151,097
National	26,019	25,155	47,052	44,957
Other	8,077	7,468	14,334	13,912

Total revenues	117,253	116,875	215,822	209,966

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown below)	20,546	24,993	42,887	46,710
Selling, general and administrative	46,648	42,612	85,940	79,970
Corporate general and administrative	5,043	4,634	9,750	9,179
Depreciation and amortization	2,853	2,905	5,701	5,883
Other operating expenses, net	14	69	(126)	69

Operating income	42,149	41,662	71,670	68,155

Other income (expense):
Interest income	2	1	4	2
Interest expense	(6,952)	(7,710)	(14,239)	(15,601)
Other items, net	(9)	(88)	(24)	(188)

Income before income taxes	35,190	33,865	57,411	52,368

Current income tax expense	8,660	25,733	13,201	29,992
Deferred income tax expense (benefit)	5,936	(12,112)	9,851	(8,964)

Total income tax expense	14,596	13,621	23,052	21,028

Net income	$20,594	$20,244	$34,359	$31,340

Basic net income per share
Net income per common share	$0.20	$0.20	$0.34	$0.31

Diluted net income per share
Net income per common share	$0.20	$0.20	$0.34	$0.31

Weighted average basic common shares outstanding	100,591	100,544	100,590	100,537

Weighted average diluted common shares outstanding	100,766	100,708	100,766	100,744

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
(Amounts in thousands)
Balance at December 31, 2004	42,106	$13,895	58,733	$19,382	$635,385

Comprehensive income:
Net income	—	—	—	—	—
Unrealized gain on interest rate swaps	—	—	—	—	—
Reclassification to earnings of derivative transition adjustments	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Unearned stock based compensation	—	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—
Issuance of Class A common stock related to incentive plans including tax benefit of less than $0.1 million	83	27	—	—	260

Balance at June 30, 2005	42,189	$13,922	58,733	$19,382	$635,645

	Unearned Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total
				Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2004	$(2,303)	$(535)	$593,695	128	$(1,846)	$1,257,673

Comprehensive income:
Net income	—	—	34,359	—	—	34,359
Unrealized gain on interest rate swaps	—	322	—	—	—	322
Reclassification to earnings of derivative transition adjustments	—	28	—	—	—	28

Comprehensive income	—	—	—	—	—	34,709

Unearned stock based compensation	(149)	—	—	—	—	(149)
Amortization of unearned stock-based compensation	128	—	—	—	—	128
Issuance of Class A common stock related to incentive plans including tax benefit of less than $0.1 million	—	—	—	—	—	287

Balance at June 30, 2005	$(2,324)	$(185)	$628,054	128	$(1,846)	$1,292,648

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$34,359	$31,340
Items not requiring cash:
Depreciation and amortization	5,701	5,883
Deferred income taxes	9,851	(8,964)
Tax benefit of stock options exercised	9	121
Compensation expense related to long-term incentive compensation plans	1,400	157
Other	131	189
Changes in assets and liabilities:
Increase in accounts receivable	(7,246)	(6,859)
Decrease in accounts payable and accrued expenses	(3,127)	(7,547)
Increase (decrease) in accrued salaries and wages	762	(986)
(Decrease) increase in accrued interest	(694)	123
(Decrease) increase in income taxes payable	(489)	18,854
Other, net	1,849	(1,190)

Net cash provided by operating activities	42,506	31,121

Cash flows from investing activities:
Capital expenditures	(5,276)	(3,970)
Acquisitions and related expenses, net of cash acquired	(4,000)	—
Option to purchase radio stations	(2,000)	—
Investment in signal upgrades	(1,041)	(1,877)
Proceeds from sales of assets	125	45
Other, net	187	184

Net cash used in investing activities	(12,005)	(5,618)

Cash flows from financing activities:
Net borrowings (repayments) of revolving credit facilities	70,000	(40,000)
Repayment of 6.375% notes	(100,000)	—
Cash paid for loss on loan guarantee	(2,933)	—
Proceeds from issuances of stock related to stock-based compensation plans	127	4,034
Increase in book overdrafts	1,318	6
Payment of debt issuance costs	—	(139)
Increase in amounts due from Cox Enterprises, Inc.	868	11,552

Net cash used in financing activities	(30,620)	(24,547)

Net (decrease) increase in cash and cash equivalents	(119)	956
Cash and cash equivalents at beginning of period	3,230	4,202

Cash and cash equivalents at end of period	$3,111	$5,158

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,933	$15,478
Income taxes	13,690	11,016

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

The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other period.

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

Cox Radio evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using the direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. Cox Radio also evaluates goodwill in each of its reporting units (markets) for impairment annually, or more frequently if certain circumstances are present, using the residual method. If the carrying amount of goodwill in a reporting unit is greater than the implied value of goodwill for that reporting unit determined from the estimated fair value of such reporting unit, the carrying amount of goodwill in that reporting unit is reduced to its estimated fair value.

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

Impairment of Long-Lived Assets

Cox Radio accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets are required to be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Cox Radio assesses the recoverability based on a review of estimated undiscounted cash flows. Long-lived assets to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell.

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

Incentive Compensation Plans

Cox Radio accounts for stock compensation in accordance with the requirements of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires disclosure of the pro forma effects on net income and earnings per share as if Cox Radio had adopted the fair value recognition provisions of SFAS No. 123, as amended. Had compensation cost for the Long-Term Incentive Plan (LTIP) and the Employee Stock Purchase Plans (ESPP) been determined based on the fair value at the grant or enrollment dates in accordance with the fair value provisions of SFAS No. 123, as amended, Cox Radio’s net income and net income per share for the three-month and six-month periods ended June 30, 2005 and 2004 would have been changed to the pro forma amounts indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income, as reported	$20,594	$20,244	$34,359	$31,340
Add: Amortization of unearned compensation related to stock-based compensation plans, net of tax	(10)	—	81	—
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,764)	(2,443)	(3,190)	(4,411)

Pro forma net income	$18,820	$17,801	$31,250	$26,929

Earnings per share:
Basic – as reported	$0.20	$0.20	$0.34	$0.31

Basic – pro forma	$0.19	$0.18	$0.31	$0.27

Diluted – as reported	$0.20	$0.20	$0.34	$0.31

Diluted – pro forma	$0.19	$0.18	$0.31	$0.27

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 23% of total revenues for the three-month and six-month periods ended June 30, 2005, and 26% and 25% of total revenues for the three-month and six-month periods, respectively, ended June 30, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires that the compensation cost resulting from all share-based payment transactions (e.g. stock options and restricted stock) be recognized in the financial statements. SFAS No. 123R also requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and non-employees except for equity instruments held by employee share ownership plans. SFAS No. 123R replaces SFAS No. 123 and supersedes APB 25. On April 14, 2005, the SEC announced the adoption of a new rule that amends the effective dates for SFAS No. 123R. Under SFAS No. 123R as originally issued, Cox Radio would have applied the provisions of SFAS No. 123R for the first interim reporting period beginning after June 15, 2005. The SEC’s new rule allows Cox Radio to implement SFAS No. 123R at the beginning of its next fiscal year. Accordingly, Cox Radio will implement the revised standard for the first interim reporting period beginning after December 31, 2005. Cox Radio currently accounts for employee share-based payment awards under the provisions of ABP 25. Cox Radio is currently evaluating the impact that the implementation of SFAS No. 123R will have on its consolidated financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Cox Radio is currently assessing the impact of FIN 47 on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3. Earnings Per Common Share and Capital Structure

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income	$20,594	$20,244	$34,359	$31,340

Earnings per share – basic
Weighted average common shares outstanding	100,591	100,544	100,590	100,537

Net income per common share – basic	$0.20	$0.20	$0.34	$0.31

Earnings per share – diluted
Weighted average common shares outstanding	100,591	100,544	100,590	100,537
Effect of dilutive securities:
Options	149	164	150	203
Employee Stock Purchase Plan	26	—	26	4

Shares applicable to earnings per share – diluted	100,766	100,708	100,766	100,744

Net income per common share - diluted	$0.20	$0.20	$0.34	$0.31

The options, restricted stock, ESPP purchase rights and performance awards excluded from the computation of net income per common share - diluted for the three-month and six-month periods ended June 30, 2005 and 2004 are summarized below on a weighted average shares outstanding basis. The exercise price of these options and the subscription price of these purchase rights were greater than the average market price of the Class A common stock during the three-month and six-month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Weighted average options and restricted stock outstanding	6,945	6,115	6,808	3,065

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

4. Long-Term Debt, Commitments and Contingencies

Cox Radio’s outstanding debt for the periods presented consists of the following:

	June 30, 2005	December 31, 2004
	(Amounts in thousands)
6.375% notes payable, due in May 2005 (1)	$—	$99,980
6.625% notes payable, due in February 2006 (2)	249,946	249,897
Revolving credit facility	195,000	125,000

Total outstanding debt	444,946	474,877
Less current portion	(10,000)	(20,000)

Total long-term debt	$434,946	$454,877

(1)	At December 31, 2004, the estimated aggregate fair value of the 6.375% notes was approximately $101.3 million based on quoted market prices. In May 2005, Cox Radio repaid the $100.0 million principal amount of the 6.375% notes at maturity using funds from the revolving credit facility.
(2)	At June 30, 2005 and December 31, 2004, the estimated aggregate fair value of these notes was approximately $254.0 million and $258.4 million, respectively, based on quoted market prices. The 6.625% notes due February 15, 2006 were excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis under its credit facility, which had unused capacity of $305 million as of June 30, 2005.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of Cox Radio’s senior long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At June 30, 2005, Cox Radio was in compliance with these covenants. Cox Radio’s credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facility. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. In May 2005, Cox Radio repaid the $100.0 million principal amount of its 6.375% notes at maturity using funds from the revolving credit facility. At June 30, 2005, Cox Radio had $195 million of outstanding indebtedness under the credit facility with $305 million available. The interest rate applied to amounts due under the bank credit facility was 3.9% at June 30, 2005. At December 31, 2004, Cox Radio had approximately $125 million of outstanding indebtedness under the credit facility with $375 million available. The interest rate applied to amounts due under the credit facility was 2.9% at December 31, 2004. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreement.

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

Cox Radio has an effective universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may also offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of up to $300 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.

On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act (TCPA). The complaint seeks statutory damages in the amount of $1,500, plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “unsolicited advertisement” from a Cox Radio radio station. Cox Radio filed an answer to the complaint denying liability and asserting numerous defenses. Thereafter, proceedings in this case were stayed pending rulings by the Georgia Court of Appeals in a similar action pending against another radio broadcast company. On July 3, 2003, the FCC issued a Report and Order holding, among other things, that pre-recorded telephone messages by broadcasters made for the purpose of inviting consumers to listen to a free broadcast are not “unsolicited advertisements” prohibited by the TCPA. On October 24, 2003, Cox Radio filed a motion for judgment on the pleadings seeking the dismissal of plaintiffs’ claims on grounds that the calls in question were permissible under the TCPA and the FCC’s implementing rules and, alternatively, that the application of the TCPA to the facts of this case would violate Cox Radio’s constitutional rights to free speech, equal protection and due process. On February 3, 2004, plaintiffs filed a second amended complaint in support of their contention that the messages at issue were not exempted by the terms of the FCC Report and Order. On March 25, 2004, the court entered an order ruling that the calls at issue were not prohibited by the TCPA and its implementing regulations, granting Cox Radio’s motion for judgment on the pleadings, and dismissing the plaintiffs’ claims. Plaintiffs filed a notice of appeal from these rulings on April 21, 2004 but voluntarily dismissed their appeal on June 8, 2005, thereby resolving this matter in favor of Cox Radio.

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

Cox Radio had one interest rate swap agreement outstanding at June 30, 2005, which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparty to this interest rate swap agreement is a major financial institution. Cox Radio is exposed to credit loss in the event of nonperformance by this counterparty. However, Cox Radio does not anticipate nonperformance by this counterparty.

At June 30, 2005, $25 million notional principal amount under the interest rate swap agreement was outstanding at an annual fixed rate of 6.4% and a remaining maturity of 2.25 years. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $1.3 million at June 30, 2005 and $1.9 million at December 31, 2004. The fair value of the swap agreement at June 30, 2005 is included in other long-term liabilities according to the maturity date of the swap.

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

During the three-month and six-month periods ended June 30, 2005 and 2004, there was no ineffective portion related to the changes in fair values of the interest rate swap agreement and there were no amounts excluded from the measure of effectiveness. For the six-month period ended June 30, 2005, less than $0.1 million, before related income tax effects, was reclassified into earnings as interest expense. The balance of $0.2 million recorded in accumulated other comprehensive loss at June 30, 2005 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending June 30, 2006 is approximately $0.1 million, before related income tax effects. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

6. Goodwill and Other Intangible Assets

Cox Radio accounts for goodwill and intangible assets in accordance with SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, not be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is January 1st.

During the first quarter of 2005, Cox Radio performed its annual tests for impairment and no impairment of either FCC licenses or goodwill was indicated.

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
June 30, 2005
FCC licenses and other intangible assets, net	$1,659,989	$551	$1,659,438
Goodwill	441,458	—	441,458

December 31, 2004
FCC licenses and other intangible assets, net	$1,650,649	$541	$1,650,108
Goodwill	441,453	—	441,453

Amortization of amortizable intangible assets was less than $0.1 million for each of the periods ended June 30, 2005 and 2004.

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

During the first quarter of 2005, Cox Radio completed the acquisition of KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) in Honolulu, Hawaii and classified less than $0.1 million into goodwill and $3.8 million into FCC licenses. For more information about this transaction, see Note 4.

During the second quarter of 2005, Cox Radio completed a signal upgrade for WBHJ-FM in Birmingham, Alabama and reclassified $5.5 million from other assets to FCC licenses.

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

Acquisitions and Dispositions

Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by us under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past two years through July 31, 2005 are discussed below.

In August 2004, Cox Radio entered into an agreement with Salem Communications to acquire KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) serving the Honolulu, Hawaii market. As part of this transaction, Cox Radio exercised its option to acquire KGMZ-FM from Honolulu Broadcasting and exchanged the assets of KGMZ-FM for the two AM stations, valued at $4.0 million. This transaction closed in January 2005, and the loan guarantee of $6.6 million was terminated. Cox Radio recognized an aggregate loss on loan guarantee of $2.9 million related to this transaction.

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

Three months ended June 30, 2005 compared to three months ended June 30, 2004:

	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$83,157	$84,252	$(1,095)	(1.3)%
National	26,019	25,155	864	3.4%
Other	8,077	7,468	609	8.2%

Total net revenues	$117,253	$116,875	$378	0.3%

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

Net revenues for the second quarter of 2005 increased $0.4 million to $117.3 million, a 0.3% increase compared to the second quarter of 2004. Cox Radio net revenues were up 5.4%, excluding second quarter 2004 revenues attributable to the discontinued Atlanta Braves broadcasting agreement of $5.7 million. Cox Radio believes that the presentation of comparable net revenues excluding the impact of the Atlanta Braves discontinuation provides a more meaningful comparison for measuring performance. Local revenues decreased 1.3% and national revenues increased 3.4% as compared to the second quarter of 2004. Our stations in Orlando, Miami, Tampa, Houston, Jacksonville, San Antonio, and Dayton delivered solid growth during the second quarter of 2005. Those increases were partially offset by results for our stations in Long Island, Richmond, and Birmingham where revenues were down for the quarter. In Atlanta, net revenues were down 12.4% for the second quarter primarily as a result of the discontinuation of the Atlanta Braves broadcasting agreement.

	June30, 2005	June 30, 2004	$ Change	%Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$20,546	$24,993	$(4,447)	(17.8)%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services decreased $4.4 million, or 17.8%, to $20.5 million primarily due to the termination of the Atlanta Braves broadcasting agreement which included costs of approximately $6.1 million in the second quarter of 2004. This decrease was partially offset by increased music license fees and research costs.

	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$46,648	$42,612	$4,036	9.5%

Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased $4.0 million, or 9.5%, to $46.6 million compared to the second quarter of 2004. This increase was a result of increased promotional expenses in Atlanta, Birmingham and Miami, expenses related to restricted stock and performance units awarded under our Long Term Incentive Plan (LTIP) in the first quarter of 2005 and slightly higher general and administrative expenses.

	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$5,043	$4,634	$409	8.8%
Depreciation and amortization	2,853	2,905	(52)	(1.8)%
Other operating expenses, net	14	69	(55)	(79.7)%

Corporate general and administrative expenses increased $0.4 million, or 8.8%, to $5.0 million compared to the second quarter of 2004 primarily as a result of additional compensation expense related to the issuance of restricted stock and performance units awarded under our LTIP in the first quarter of 2005. The changes in depreciation and amortization and other operating expenses, net were not material to Cox Radio’s overall operating results or financial condition.

	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in thousands)
Operating income	$42,149	$41,662	$487	1.2%

Operating income for the second quarter of 2005 was $42.1 million, a $0.5 million increase over the second quarter of 2004 for the reasons discussed above.

	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in thousands)
Interest expense	$6,952	$7,710	$(758)	(9.8)%

Interest expense during the second quarter of 2005 totaled $7.0 million, as compared to $7.7 million for the second quarter of 2004. This decrease was the result of lower overall outstanding debt, as well as a lower overall average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.375% notes in May 2005 with proceeds from our five-year revolving credit facility. The average rate on our credit facility was 3.8% during the second quarter of 2005 and 1.8% during the second quarter of 2004.

	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$8,660	$25,733	$(17,073)	(66.3)%
Deferred	5,936	(12,112)	18,048	149.0%

Total income tax expense	$14,596	$13,621	$975	7.2%

Income tax expense increased approximately $1.0 million to $14.6 million in the second quarter of 2005 compared to $13.6 million in the second quarter of 2004. This increase was due primarily to two factors: (1) an increase in operating income and a decrease in interest expense, as described above; and (2) an increase in deferred taxes resulting from state income tax law changes enacted this quarter. The effective tax rate for the second quarter of 2005 was 41.5% as compared to 40.2% for the second quarter of 2004.

	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in thousands)
Net income	$20,594	$20,244	$350	1.7%

Net income for the second quarter of 2005 was $20.6 million, as compared to $20.2 million for the second quarter of 2004, for the reasons discussed above.

Six months ended June 30, 2005 compared to six months ended June 30, 2004:

	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$154,436	$151,097	$3,339	2.2%
National	47,052	44,957	2,095	4.7%
Other	14,334	13,912	422	3.0%

Total net revenues	$215,822	$209,966	$5,856	2.8%

Net revenues for the first six months of 2005 increased $5.9 million to $215.8 million, a 2.8% increase compared to the first six months of 2004. Cox Radio net revenues were up 5.7% for the first six months of 2005 excluding 2004 revenues attributable to the discontinued Atlanta Braves broadcasting agreement of $5.7 million. Please refer to the discussion of net revenues for the second quarter of 2005 for Cox Radio’s reasons for discussing comparative net revenues excluding the impact of the Atlanta Braves discontinuation. Local revenues increased 2.2% and national revenues increased 4.7% as compared to the first six months of 2004. Our stations in Orlando, Miami, Tampa, Jacksonville, San Antonio, Southern Connecticut, and Dayton delivered solid growth during the first six months of 2005. Those increases were partially offset by results for our stations in Birmingham and Louisville where revenues were down for the first six months of 2005. In Atlanta, net revenues were down 5.7% primarily as a result of the discontinuation of the Atlanta Braves broadcasting agreement.

	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$42,887	$46,710	$(3,823)	(8.2)%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services decreased $3.8 million, or 8.2%, to $42.9 million compared to the first six months of 2004 primarily due to the termination of the Atlanta Braves broadcasting agreement. This decrease was partially offset by increased music license fees and higher programming expenses in the first quarter of 2005.

	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$85,940	$79,970	$5,970	7.5%

Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased $6.0 million, or 7.5%, to $85.9 million compared to the first six months of 2004. This was primarily as a result of higher sales commissions due to higher revenues in the first six months of 2005, as compared to the first six months of 2004, increased promotional expenses in Atlanta, Birmingham and Miami, expenses related to restricted stock and performance units awarded under our LTIP in the first quarter of 2005 and slightly higher general and administrative expenses.

	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$9,750	$9,179	$571	6.2%
Depreciation and amortization	5,701	5,883	(182)	(3.1)%
Other operating expenses, net	(126)	69	(195)	(282.6)%

Corporate general and administrative expenses increased $0.6 million, or 6.2%, to $9.8 million compared to the first six months of 2004 as a result of additional compensation expense related to the issuance of restricted stock and performance units awarded under our LTIP in the first quarter of 2005. The changes in depreciation and amortization and other operating expenses, net were not material to Cox Radio’s overall operating results or financial condition.

	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in thousands)
Operating income	$71,670	$68,155	$3,515	5.2%

Operating income for the first six months of 2005 was $71.7 million, a $3.5 million increase over the first six months of 2004 for the reasons discussed above.

	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in thousands)
Interest expense	$14,239	$15,601	$(1,362)	(8.7)%

Interest expense during the first six months of 2005 totaled $14.2 million, as compared to $15.6 million for the first six months of 2004. This decrease was the result of lower overall outstanding debt, as well as a lower overall average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.375% notes in May 2005 with proceeds from our five-year revolving credit facility. The average rate on our credit facility was 3.6% during the first six months of 2005 and 1.8% during the first six months of 2004.

	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$13,201	$29,992	$(16,791)	(56.0)%
Deferred	9,851	(8,964)	18,815	209.9%

Total income tax expense	$23,052	$21,028	$2,024	9.6%

Income tax expense increased approximately $2.0 million to $23.1 million in the first six months of 2005 compared to $21.0 million in the first six months of 2004. This increase was due primarily to the increase in operating income and decrease in interest expense described above. The effective tax rate for the first six months of 2005 and 2004 was 40.2%.

	June 30, 2005	June 30, 2004	$ Change	% Change
	(Amounts in thousands)
Net income	$34,359	$31,340	$3,019	9.6%

Net income for the first six months of 2005 was $34.4 million, as compared to $31.3 million for the first six months of 2004, for the reasons discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Cox Radio’s primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. Net cash from operations results primarily from net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains or losses on sales of radio stations, goodwill impairment and changes in working capital accounts. In comparing the six months ended June 30, 2005 to the six months ended June 30, 2004, net cash provided by operating activities increased $11.4 million due to changes in working capital and increased net income. Primary uses of liquidity include debt service, acquisitions, capital expenditures and investment in signal upgrades.

Cox Radio has an effective universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other evidence of indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may also offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of up to $300 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Our borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for us. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate dependent upon our credit rating (3.5% and 1.2% at June 30, 2005 and 2004, respectively). Cox Enterprises owed Cox Radio approximately $5.7 million and $6.6 million at June 30, 2005 and December 31, 2004, respectively.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of Cox Radio’s senior long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At June 30, 2005, Cox Radio was in compliance with these covenants. Cox Radio’s credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facility. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. In May 2005, Cox Radio repaid the $100.0 million principal amount of its

6.375% notes at maturity using funds from the revolving credit facility. At June 30, 2005, Cox Radio had $195 million of outstanding indebtedness under the credit facility with $305 million available. The interest rate applied to amounts due under the bank credit facility was 3.9% at June 30, 2005. At December 31, 2004, Cox Radio had approximately $125 million of outstanding indebtedness under the credit facility with $375 million available. The interest rate applied to amounts due under the credit facility was 2.9% at December 31, 2004. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreement.

Cox Radio currently has one series of outstanding debt securities, as described below (dollar amount in thousands):

Principal Amount	Interest Rate	Maturity
$250,000 (1)	6.625%	February 2006

(1)	At June 30, 2005 and December 31, 2004, the estimated aggregate fair value of these notes was approximately $254.0 million and $258.4 million, respectively, based on quoted market prices. The 6.625% notes due February 15, 2006 were excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis under its credit facility, which had unused capacity of $305 million as of June 30, 2005.

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

Pursuant to the interest rate swap agreement, Cox Radio has exchanged its floating rate interest obligations on $25 million in notional principal amount of debt for a fixed interest rate. This agreement has an annual fixed rate of 6.4% and an average remaining maturity of 2.25 years. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated this agreement as a cash flow hedge as discussed in Note 5 to the consolidated financial statements included herein. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. However, Cox Radio does not anticipate nonperformance by such counterparty, and no material loss would be expected in the event of the counterparty’s nonperformance. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $1.3 million at June 30, 2005 and $1.9 million at December 31, 2004. The fair value of the swap agreement at June 30, 2005 is included in other long-term liabilities according to the maturity date of the swap. The market risk for the interest rate swap is mitigated as the variable rate received is hedged to the variable rate paid on the credit facility.

The determination of the estimated fair value of Cox Radio’s fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of the fixed-rate debt instruments at June 30, 2005 was $254.0 million, compared to a carrying amount of $249.9 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2004 was $359.7 million, compared to a carrying amount of $349.9 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of the fixed-rate debt instruments from $254.0 million to $255.5 million at June 30, 2005, and from $359.7 million to $362.8 million at December 31, 2004.

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

ITEM 4. Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2005, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

Changes in Internal Controls

There were no changes in Cox Radio’s internal control over financial reporting during the period covered by this report that materially affected, or were reasonably likely to materially affect, Cox Radio’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On June 13, 2001, Cox Radio was named as defendant in a putative class action suit filed in an amended complaint in the state court in Fulton County, Georgia, alleging violations of the Federal Telephone Consumer Protection Act (TCPA). The complaint seeks statutory damages in the amount of $1,500, plus attorneys’ fees, on behalf of each person “throughout the State of Georgia” who received an unsolicited pre-recorded telephone message delivering an “unsolicited advertisement” from a Cox Radio radio station. Cox Radio filed an answer to the complaint denying liability and asserting numerous defenses. Thereafter, proceedings in this case were stayed pending rulings by the Georgia Court of Appeals in a similar action pending against another radio broadcast company. On July 3, 2003, the FCC issued a Report and Order holding, among other things, that pre-recorded telephone messages by broadcasters made for the purpose of inviting consumers to listen to a free broadcast are not “unsolicited advertisements” prohibited by the TCPA. On October 24, 2003, Cox Radio filed a motion for judgment on the pleadings seeking the dismissal of plaintiffs’ claims on grounds that the calls in question were permissible under the TCPA and the FCC’s implementing rules and, alternatively, that the application of the TCPA to the facts of this case would violate Cox Radio’s constitutional rights to free speech, equal protection and due process. On February 3, 2004, plaintiffs filed a second amended complaint in support of their contention that the messages at issue were not exempted by the terms of the FCC Report and Order. On March 25, 2004, the court entered an order ruling that the calls at issue were not prohibited by the TCPA and its implementing regulations, granting Cox Radio’s motion for judgment on the pleadings, and dismissing the plaintiffs’ claims. Plaintiffs filed a notice of appeal from these rulings on April 21, 2004 but voluntarily dismissed their appeal on June 8, 2005, thereby resolving this matter in favor of Cox Radio.

Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

Cox Radio held its Annual Meeting of Stockholders on May 3, 2005. Two matters were voted upon at the meeting: (a) the election of a Board of Directors of eight members to serve until the 2006 Annual Meeting or until their successors are duly elected and qualified; and (b) approval of Cox Radio’s Third Amended and Restated Long-Term Incentive Plan.

The following directors were elected, and they received the votes indicated:

Nominee	Votes in Favor	Votes Withheld
James C. Kennedy	619,550,561	7,121,341
Juanita P. Baranco	624,394,750	2,277,152
G. Dennis Berry	619,551,259	7,120,643
Richard A. Ferguson	619,013,755	7,658,147
Paul M. Hughes	624,394,538	2,277,364
Marc W. Morgan	619,012,683	7,659,219
Robert F. Neil	619,099,644	7,572,258
Nicholas D. Trigony	618,258,568	8,413,334

The Third Amended and Restated Long-Term Incentive Plan was approved, with 616,020,496 votes in favor, 1,141,079 votes in opposition, 1,498,819 abstentions, and 8,011,508 broker non-votes.

ITEM 6. Exhibits

Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(2) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.

(3) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(4) 4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.

(5) 4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.

(6) 4.3	—	Agreement of Resignation, Appointment and Acceptance, effective March 1, 2005, by and among Cox Radio, Inc., The Bank of New York and The Bank of New York Trust Company, N.A.

(7) 4.4	—	Form of Specimen Class A common stock certificate.

(8)10.1	—	Five Year Credit Agreement, dated as of June 4, 2004, among Cox Radio, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent for the Lenders, Wachovia Bank, National Association, as Co-Syndication Agent, Bank of America, N.A., as Co-Syndication Agent, J.P. Morgan Securities Inc., as Co-Lead Arranger and Joint Bookrunner, and Wachovia Capital Markets, LLC, as Co-Lead Arranger and Joint Bookrunner.

(9) 10.2	—	Cox Radio, Inc. Third Amended and Restated Long-Term Incentive Plan

(10) 10.3	—	Forms of Award Agreements under the Third Amended and Restated Long-Term Incentive Plan

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2004.
(5)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.
(6)	Incorporated by reference to Exhibit 4.3 of Cox Radio’s Registration Statement on Form S-3 (SEC File No. 333-124114).
(7)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A/A filed February 15, 2002.
(8)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2004.
(9)	Incorporated by reference to Exhibit 10.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 2005.
(10)	Incorporated by reference to Exhibit 10.3 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

August 5, 2005	/s/ Neil O. Johnston
Neil O. Johnston
Vice President and Chief Financial
Officer (Principal Financial Officer,
Principal Accounting Officer and
duly authorized officer)