Form 10-Q
period 2005-09-30
COX RADIO INC
filed 2005-11-04
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock, par value of $0.33 – 41,467,069 shares outstanding as of September 30, 2005.

Class B common stock, par value of $0.33 – 58,733,016 shares outstanding as of September 30, 2005.

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month and nine-month periods ended September 30, 2005. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash	$3,758	$3,230
Accounts and notes receivable, less allowance for doubtful accounts of $3,728 and $3,843, respectively	86,594	84,066
Prepaid expenses and other current assets	7,299	7,698
Amounts due from Cox Enterprises.	9,872	6,573

Total current assets	107,523	101,567
Property and equipment, net	74,258	74,322
FCC licenses and other intangible assets, net	1,659,557	1,650,108
Goodwill	441,458	441,453
Other assets	12,407	14,425

Total assets	$2,295,203	$2,281,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$24,650	$26,849
Accrued salaries and wages	2,926	2,509
Accrued interest	2,787	7,568
Income taxes payable	6,006	4,142
Current portion of long-term debt	20,000	20,000
Other current liabilities	4,932	3,709

Total current liabilities	61,301	64,777
Long-term debt, less current portion	404,970	454,877
Deferred income taxes	515,533	500,304
Other long term liabilities	7,832	4,244

Total liabilities	989,636	1,024,202

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 42,189,540 and 42,105,928 shares issued and 41,467,069 and 41,977,657 shares outstanding at September 30, 2005 and December 31, 2004, respectively	13,923	13,895
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at September 30, 2005 and December 31, 2004	19,382	19,382
Additional paid-in capital	635,651	635,385
Unearned stock-based compensation	(2,178)	(2,303)
Accumulated other comprehensive loss, net of tax	80	(535)
Retained earnings	649,511	593,695

	1,316,369	1,259,519
Less: Class A common stock held in treasury (722,471 and 128,271 shares at cost at September 30, 2005 and December 31, 2004, respectively)	(10,802)	(1,846)

Total shareholders’ equity	1,305,567	1,257,673

Total liabilities and shareholders’ equity	$2,295,203	$2,281,875

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues:
Local	$79,383	$81,273	$233,819	$232,370
National	25,753	27,678	72,805	72,635
Other	8,099	8,049	22,433	21,961

Total revenues	113,235	117,000	329,057	326,966
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown below)	21,331	27,878	64,218	74,588
Selling, general and administrative	41,415	40,596	127,355	120,566
Corporate general and administrative	5,124	4,485	14,874	13,664
Depreciation and amortization	2,811	3,142	8,512	9,025
Loss on loan guarantee	9	3,064	(122)	3,064
Other operating expenses, net	47	48	52	117

Operating income	42,498	37,787	114,168	105,942

Other income (expense):
Interest expense	(6,567)	(7,496)	(20,802)	(23,095)
Other items, net	(1)	(99)	(25)	(287)

Income before income taxes	35,930	30,192	93,341	82,560

Current income tax expense	8,369	8,745	21,570	38,737
Deferred income tax expense (benefit)	6,104	3,086	15,955	(5,878)

Total income tax expense	14,473	11,831	37,525	32,859

Net income	$21,457	$18,361	$55,816	$49,701

Basic net income per share
Net income per common share	$0.21	$0.18	$0.56	$0.49

Diluted net income per share
Net income per common share	$0.21	$0.18	$0.55	$0.49

Weighted average basic common shares outstanding	100,486	100,557	100,555	100,544

Weighted average diluted common shares outstanding	100,714	100,686	100,799	100,714

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
(Amounts in thousands)
Balance at December 31, 2004	42,106	$13,895	58,733	$19,382	$635,385

Comprehensive income:
Net income	—	—	—	—	—
Unrealized gain on interest rate swaps	—	—	—	—	—
Reclassification to earnings of derivative transition adjustments	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Unearned stock based compensation	—	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—
Issuance of Class A common stock related to incentive plans including tax benefit of less than $0.1 million	84	28	—	—	266

Balance at September 30, 2005	42,190	$13,923	58,733	$19,382	$635,651

	Unearned Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total
				Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2004	$(2,303)	$(535)	$593,695	128	$(1,846)	$1,257,673

Comprehensive income:
Net income	—	—	55,816	—	—	55,816
Unrealized gain on interest rate swaps	—	573	—	—	—	573
Reclassification to earnings of derivative transition adjustments	—	42	—	—	—	42

Comprehensive income	—	—	—	—	—	56,431

Unearned stock based compensation	(149)	—	—	—	—	(149)
Amortization of unearned stock-based compensation	274	—	—	—	—	274
Class A common stock repurchased	—	—	—	594	(8,956)	(8,956)
Issuance of Class A common stock related to incentive plans including tax benefit of less than $0.1 million	—	—	—	—	—	294

Balance at September 30, 2005	$(2,178)	$80	$649,511	722	$(10,802)	$1,305,567

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$55,816	$49,701
Items not requiring cash:
Depreciation and amortization	8,512	9,025
Deferred income taxes	15,955	(5,878)
Tax benefit of stock options exercised	9	227
Compensation expense related to long-term incentive compensation plans	2,523	294
Loss on loan guarantee	—	3,064
Other	338	1,066
Changes in assets and liabilities:
Increase in accounts receivable	(2,528)	(7,105)
Increase (decrease) in accounts payable and accrued expenses	85	(3,414)
Increase (decrease) in accrued salaries and wages	417	(1,437)
Decrease in accrued interest	(4,781)	(2,287)
Increase in income taxes payable	1,864	22,334
Other, net	2,640	1,722

Net cash provided by operating activities	80,850	67,312

Cash flows from investing activities:
Capital expenditures	(8,397)	(6,342)
Acquisitions and related expenses, net of cash acquired	(4,000)	(352)
Option to purchase radio stations	(2,000)	—
Investment in signal upgrades	(1,982)	(7,406)
Proceeds from sales of assets	177	89
Other, net	161	(718)

Net cash used in investing activities	(16,041)	(14,729)

Cash flows from financing activities:
Net borrowings (repayments) of revolving credit facilities	50,000	(50,000)
Repayment of 6.375% notes	(100,000)	—
Cash paid for loss on loan guarantee	(2,933)	—
Proceeds from issuances of stock related to stock-based compensation plans	134	4,228
Increase (decrease) in book overdrafts	773	(199)
Share repurchases	(8,956)	—
Payment of debt issuance costs	—	(716)
Increase in amounts due from Cox Enterprises, Inc.	(3,299)	(4,860)

Net cash used in financing activities	(64,281)	(51,547)

Net increase in cash and cash equivalents	528	1,036
Cash and cash equivalents at beginning of period	3,230	4,202

Cash and cash equivalents at end of period	$3,758	$5,238

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,587	$25,384
Income taxes	19,706	16,175

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

The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other period.

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

Intangible Assets

Intangible assets consist primarily of Federal Communications Commission (FCC) broadcast licenses, but also include goodwill and certain other intangible assets acquired in purchase business combinations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” Cox Radio does not amortize goodwill and FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized on a straight-line basis over the contractual lives of such assets.

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

Had compensation cost for the Long-Term Incentive Plan (LTIP) and the Employee Stock Purchase Plans (ESPP) been determined based on the fair value at the grant or enrollment dates in accordance with the fair value provisions of SFAS No. 123, as amended, Cox Radio’s net income and net income per share would have been changed to the pro forma amounts indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income, as reported	$21,457	$18,361	$55,816	$49,701
Add: Amortization of unearned compensation related to stock-based compensation plans, net of tax	87	—	168	—
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,393)	(2,453)	(4,583)	(6,871)

Pro forma net income	$20,151	$15,908	$51,401	$42,830

Earnings per share:
Basic – as reported	$0.21	$0.18	$0.56	$0.49

Basic – pro forma	$0.20	$0.16	$0.51	$0.43

Diluted – as reported	$0.21	$0.18	$0.55	$0.49

Diluted – pro forma	$0.20	$0.16	$0.51	$0.43

On October 31, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of all unvested stock options granted under Cox Radio’s LTIP from January 2001 through October 31, 2005. Unvested stock option awards with respect to approximately 4.7 million shares of Class A Common Stock were subject to this vesting acceleration. However, the Compensation Committee left the exercise date of these options, and all other terms of the awards, unchanged. The purpose of accelerating the vesting of these options is to allow Cox Radio to avoid recognition of compensation expense associated with these options in future periods as the exercise prices exceeded the market value of the underlying stock on October 31, 2005. Incremental pre-tax expense of $12.1 million associated with the acceleration will be included in the pro forma disclosure included in Cox Radio’s Annual Report on Form 10-K for the year ending December 31, 2005.

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 23% of total revenues for the three-month and nine-month periods ended September 30, 2005, and 26% and 25% of total revenues for the three-month and nine-month periods, respectively, ended September 30, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires that the compensation cost resulting from all share-based payment transactions (e.g. stock options and restricted stock) be recognized in the financial statements. SFAS No. 123R also requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and non-employees except for equity instruments held by employee share ownership plans. SFAS No. 123R replaces SFAS No. 123 and supersedes APB 25. Cox Radio must implement SFAS No. 123R at the beginning of its next fiscal year. Accordingly, Cox Radio will implement the revised standard for the first interim reporting period beginning after December 31, 2005. Cox Radio currently accounts for employee share-based payment awards under the provisions of ABP 25. Cox Radio expects that the implementation of SFAS No. 123R will have a material non-cash impact on its consolidated results of operations.

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

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3. Earnings Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income	$21,457	$18,361	$55,816	$49,701

Earnings per share – basic
Weighted average common shares outstanding	100,486	100,557	100,555	100,544

Net income per common share – basic	$0.21	$0.18	$0. 56	$0. 49

Earnings per share – diluted
Weighted average common shares outstanding	100,486	100,557	100,555	100,544
Effect of dilutive securities:
Options	103	128	110	165
Restricted stock	38	—	41	3
Performance awards	60	—	60	—
Employee Stock Purchase Plan	27	1	33	2

Shares applicable to earnings per share – diluted	100,714	100,686	100,799	100,714

Net income per common share – diluted	$0.21	$0.18	$0.55	$0.49

The options, restricted stock, ESPP purchase rights and performance awards excluded from the computation of net income per common share - diluted for the three-month and nine-month periods ended September 30, 2005 and 2004 are summarized below on a weighted average shares outstanding basis. The exercise price of these options and the subscription price of these purchase rights were greater than the average market price of the Class A common stock during the three-month and nine-month periods ended September 30, 2005 and 2004.

	Three Months ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Weighted average options and restricted stock outstanding	6,865	5,876	6,580	6,090

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

4. Long-Term Debt, Commitments and Contingencies

Cox Radio’s outstanding debt for the periods presented consists of the following:

	September 30, 2005	December 31, 2004
	(Amounts in thousands)
6.375% notes payable, due in May 2005 (1)	$—	$99,980
6.625% notes payable, due in February 2006 (2)	249,970	249,897
Revolving credit facility	175,000	125,000

Total outstanding debt	424,970	474,877
Less current portion	(20,000)	(20,000)

Total long-term debt	$404,970	$454,877

(1)	At December 31, 2004, the estimated aggregate fair value of the 6.375% notes was approximately $101.3 million based on quoted market prices. In May 2005, Cox Radio repaid the $100.0 million principal amount of the 6.375% notes at maturity using funds from the revolving credit facility.
(2)	At September 30, 2005 and December 31, 2004, the estimated aggregate fair value of these notes was approximately $251.7 million and $258.4 million, respectively, based on quoted market prices. The 6.625% notes due February 15, 2006 were excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis under its credit facility, which had unused capacity of $325 million as of September 30, 2005.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of Cox Radio’s senior long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At September 30, 2005, Cox Radio was in compliance with these covenants. Cox Radio’s credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facility. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. In May 2005, Cox Radio repaid the $100.0 million principal amount of its 6.375% notes at maturity using funds from the revolving credit facility. At September 30, 2005, Cox Radio had $175 million of outstanding indebtedness under the credit facility with $325 million available. The interest rate applied to amounts due under the bank credit facility was 4.4% at September 30, 2005. At December 31, 2004, Cox Radio had approximately $125 million of outstanding indebtedness under the credit facility with $375 million available. The interest rate applied to amounts due under the credit facility was 2.9% at December 31, 2004. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreement.

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

Cox Radio had one interest rate swap agreement outstanding at September 30, 2005, which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparty to this interest rate swap agreement is a major financial institution. Cox Radio is exposed to credit loss in the event of nonperformance by this counterparty. However, Cox Radio does not anticipate nonperformance by this counterparty.

At September 30, 2005, $25 million notional principal amount under the interest rate swap agreement was outstanding at an annual fixed rate of 6.4% and a remaining maturity of two years. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $0.9 million at September 30, 2005 and $1.9 million at December 31, 2004. The fair value of the swap agreement at September 30, 2005 is included in other long-term liabilities according to the maturity date of the swap.

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

During the three-month and nine-month periods ended September 30, 2005 and 2004, there was no ineffective portion related to the changes in fair values of the interest rate swap agreement and there were no amounts excluded from the measure of effectiveness. For the nine-month period ended September 30, 2005, less than $0.1 million, before related income tax effects, was reclassified into earnings as interest expense. The balance of $0.1 million recorded in accumulated other comprehensive income at September 30, 2005 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending September 30, 2006 is approximately $0.1 million, before related income tax effects. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

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

During the first quarter of 2005, Cox Radio performed its annual tests for impairment and no impairment of either FCC licenses or goodwill was indicated. The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
September 30, 2005
FCC licenses and other intangible assets, net	$1,660,113	$556	$1,659,557

Goodwill	441,458	-	441,458

December 31, 2004
FCC licenses and other intangible assets, net	$1,650,649	$541	$1,650,108

Goodwill	441,453	-	441,453

Amortization of amortizable intangible assets was less than $0.1 million for each of the periods ended September 30, 2005 and 2004.

During the third quarter of 2004, Cox Radio completed signal upgrades for WALR-FM in Atlanta, Georgia and reclassified $6.6 million from other assets to FCC licenses, and WODL-FM in Birmingham, Alabama and reclassified $7.8 million from other assets to FCC licenses.

During the first quarter of 2005, Cox Radio completed the acquisition of KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) in Honolulu, Hawaii and classified $3.8 million into FCC licenses and less than $0.1 million into goodwill.

During the second quarter of 2005, Cox Radio completed a signal upgrade for WBHJ-FM in Birmingham, Alabama and reclassified $5.5 million from other assets to FCC licenses.

7. Shareholders’ Equity

On August 24, 2005, Cox Radio’s Board of Directors authorized a share repurchase program pursuant to which Cox Radio is authorized to repurchase up to $100 million of its outstanding shares of Class A common stock. As of September 30, 2005, Cox Radio had purchased 0.6 million shares for an aggregate purchase price of approximately $9 million, including commissions and fees, at an average price of $15.07 per share. As of September 30, 2005, $91 million remained authorized as available to repurchase outstanding shares. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox Radio’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements, due to various risks, uncertainties or other factors. These factors include competition within the radio broadcasting industry, advertising demand in our markets, the possibility that advertisers may cancel or postpone schedules in response to political events, competition for audience share, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox Radio’s Annual Report on Form 10-K for the year ended December 31, 2004. Cox Radio assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

Acquisitions and Dispositions

Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by us under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past two years through October 31, 2005 are discussed below.

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

Three months ended September 30, 2005 compared to three months ended September 30, 2004:

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$79,383	$81,273	$(1,890)	(2.3)%
National	25,753	27,678	(1,925)	(7.0)%
Other	8,099	8,049	50	0.6%

Total net revenues	$113,235	$117,000	$(3,765)	(3.2)%

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

Net revenues for the third quarter of 2005 decreased $3.8 million to $113.2 million, a 3.2% decrease compared to the third quarter of 2004. Local revenues decreased 2.3% and national revenues decreased 7.0% as compared to the third quarter of 2004. Our stations in Miami, Tampa, Houston, and San Antonio delivered solid growth during the third quarter of 2005. Those increases were partially offset by results for our stations in Orlando, Jacksonville, Southern Connecticut, Louisville, and Richmond where revenues were down for the quarter. In Atlanta, net revenues were down 11.3% for the third quarter primarily as a result of the discontinuation of the Atlanta Braves broadcasting agreement.

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$21,331	$27,878	$(6,547)	(23.5)%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services decreased $6.5 million, or 23.5%, to $21.3 million, primarily due to the discontinuation of the Atlanta Braves broadcasting agreement which included costs of approximately $6.3 million in the third quarter of 2004.

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$41,415	$40,596	$819	2.0%

Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased $0.8 million to $41.4 million, or 2.0% compared to the third quarter of 2004. This increase was a result of expenses related to restricted stock and performance units awarded under our LTIP in the first quarter of 2005. This increase was partially offset by a decrease in promotions expense.

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$5,124	$4,485	$639	14.2%
Depreciation and amortization	2,811	3,142	(331)	(10.5)%
Loss on loan guarantee	9	3,064	(3,055)	(99.7)%
Other operating expenses, net	47	48	(1)	(2.1)%

Corporate general and administrative expenses increased $0.6 million to $5.1 million, or 14.2% compared to the third quarter of 2004 primarily as a result of additional compensation expense related to the issuance of restricted stock and performance units awarded under our LTIP in the first quarter of 2005. The changes in depreciation and amortization and other operating expenses, net were not material to Cox Radio’s overall operating results or financial condition.

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Operating income	$42,498	$37,787	$4,711	12.5%

Operating income for the third quarter of 2005 was $42.5 million, a $4.7 million increase over the third quarter of 2004, primarily as a result of a $3.1 million loss on loan guarantee recorded in the third quarter of 2004 and for the reasons discussed above.

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Interest expense	$6,567	$7,496	$(929)	(12.4)%

Interest expense during the third quarter of 2005 totaled $6.6 million, as compared to $7.5 million for the third quarter of 2004. This decrease was the result of lower overall outstanding debt, as well as a lower overall average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.375% notes in May 2005 with proceeds from our five-year revolving credit facility. The average rate on our credit facility was 4.3% during the third quarter of 2005 and 2.2% during the third quarter of 2004.

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$8,369	$8,745	$(376)	(4.3)%
Deferred	6,104	3,086	3,018	97.8%

Total income tax expense $	$14,473	$11,831	$2,642	22.3%

Income tax expense increased approximately $2.6 million to $14.5 million in the third quarter of 2005 compared to $11.8 million in the third quarter of 2004. This increase was due primarily to an increase in operating income and a decrease in interest expense, as described above. The effective tax rate for the third quarter of 2005 was 40.3% as compared to 39.2% for the third quarter of 2004.

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Net income	$21,457	$18,361	$3,096	16.9%

Net income for the third quarter of 2005 was $21.5 million, as compared to $18.4 million for the third quarter of 2004, for the reasons discussed above.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004:

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$233,819	$232,370	$1,449	0.6%
National	72,805	72,635	170	0.2%
Other	22,433	21,961	472	2.1%

Total net revenues	$329,057	$326,966	$2,091	0.6%

Net revenues for the first nine months of 2005 increased $2.1 million to $329.1 million, a 0.6% increase compared to the first nine months of 2004. Local revenues increased 0.6% and national revenues increased 0.2% as compared to the first nine months of 2004. Our stations in Miami, Tampa, San Antonio, and Dayton delivered solid growth during the first nine months of 2005. Those increases were partially offset by results for our stations in Richmond, Birmingham, and Louisville where revenues were down for the first nine months of 2005. In Atlanta, net revenues were down 7.7% primarily as a result of the discontinuation of the Atlanta Braves broadcasting agreement.

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$64,218	$74,588	$(10,370)	(13.9)%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services decreased $10.4 million to $64.2 million, a 13.9% decrease compared to the first nine months of 2004 primarily due to the discontinuation of the Atlanta Braves broadcasting agreement, which included costs of $12.5 million in the first nine months of 2004. This decrease was partially offset by increased music license fees and higher programming expenses in the first quarter of 2005.

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$127,355	$120,566	$6,789	5.6%

Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased $6.8 million to $127.4 million, or 5.6%, compared to the first nine months of 2004. This was primarily as a result of higher sales commissions due to higher revenues in the first nine months of 2005, as compared to the first nine months of 2004, and expenses related to restricted stock and performance units awarded under our LTIP in the first quarter of 2005.

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$14,874	$13,664	$1,210	8.9%
Depreciation and amortization	8,512	9,025	(513)	(5.7)%
Loss on loan guarantee	(122)	3,064	(3,186)	(104.0)%
Other operating expenses, net	52	117	(65)	(55.6)%

Corporate general and administrative expenses increased $1.2 million to $14.9 million, an 8.9% increase compared to the first nine months of 2004 as a result of additional compensation expense related to the issuance of restricted stock and performance units awarded under our LTIP in the first quarter of 2005. The changes in depreciation and amortization and other operating expenses, net were not material to Cox Radio’s overall operating results or financial condition.

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Operating income	$114,168	$105,942	$8,226	7.8%

Operating income for the first nine months of 2005 was $114.2 million, an $8.2 million increase over the first nine months of 2004 for the reasons discussed above and as a result of a $3.1 million loss on loan guarantee in the third quarter of 2004.

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Interest expense	$20,802	$23,095	$(2,293)	(9.9)%

Interest expense during the first nine months totaled $20.8 million, as compared to $23.1 million for the first nine months of 2004. This decrease was the result of lower overall outstanding debt, as well as a lower overall average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.375% notes in May 2005 with proceeds from our five-year revolving credit facility. The average rate on our credit facility was 3.8% during the first nine months of 2005 and 1.9% during the first nine months of 2004.

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$21,570	$38,737	$(17,167)	(44.3)%
Deferred	15,955	(5,878)	21,833	371.4%

Total income tax expense	$37,525	$32,859	$4,666	14.2%

Income tax expense during the first nine months of 2005 totaled $37.5 million, a $4.7 million increase over the first nine months of 2004. This increase was due primarily to the increase in operating income and decrease in interest expense described above. The effective tax rates for the first nine months of 2005 and 2004 were 40.2% and 39.8%, respectively.

	September 30, 2005	September 30, 2004	$ Change	% Change
	(Amounts in thousands)
Net income	$55,816	$49,701	$6,115	12.3%

Net income for the first nine months of 2005 was $55.8 million, as compared to $49.7 million for the first nine months of 2004, for the reasons discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Cox Radio’s primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. In comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004, net cash provided by operating activities increased $13.5 million due to changes in working capital and increased net income. Primary uses of liquidity include debt service, acquisitions, capital expenditures and investment in signal upgrades.

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

In addition, daily cash management needs may be funded through intercompany advances from Cox Enterprises. Any borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate (4.0% and 1.8% at September 30, 2005 and 2004, respectively), dependent upon our credit rating. Cox Enterprises owed Cox Radio approximately $9.9 million and $6.6 million at September 30, 2005 and December 31, 2004, respectively.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of Cox Radio’s senior long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At September 30, 2005, Cox Radio was in compliance with these covenants. Cox Radio’s credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facility. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. In May 2005, Cox Radio repaid the $100.0 million principal amount of its 6.375% notes at maturity using funds from the revolving credit facility. At September 30, 2005, Cox Radio had $175 million of outstanding indebtedness under the credit facility with $325 million available. The interest rate applied to amounts due under the bank credit facility was 4.4% at September 30, 2005. At December 31, 2004, Cox Radio had approximately $125 million of outstanding indebtedness under the credit facility with $375 million available. The interest rate applied to amounts due under the credit facility was 2.9% at December 31, 2004. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreement.

Cox Radio currently has one series of outstanding debt securities, as described below (dollar amount in thousands):

Principal Amount	Interest Rate	Maturity
$250,000 (1)	6.625%	February 2006

(1)	At September 30, 2005 and December 31, 2004, the estimated aggregate fair value of these notes was approximately $251.7 million and $258.4 million, respectively, based on quoted market prices. The 6.625% notes due February 15, 2006 were excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis under its credit facility, which had unused capacity of $325 million as of September 30, 2005.

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

Pursuant to the interest rate swap agreement, Cox Radio has exchanged its floating rate interest obligations on $25 million in notional principal amount of debt for a fixed interest rate. This agreement has an annual fixed rate of 6.4% and a remaining maturity of 2 years. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated this agreement as a cash flow hedge as discussed in Note 5 to the consolidated financial statements included herein. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. However, Cox Radio does not anticipate nonperformance by such counterparty, and no material loss would be expected in the event of the counterparty’s nonperformance. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $0.9 million at September 30, 2005 and $1.9 million at December 31, 2004. The fair value of the swap agreement at September 30, 2005 is included in other long-term liabilities according to the maturity date of the swap. The market risk for the interest rate swap is mitigated as the variable rate received is hedged to the variable rate paid on the credit facility.

The determination of the estimated fair value of Cox Radio’s fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of the fixed-rate debt instruments at September 30, 2005 was $251.7 million, compared to a carrying amount of $250.0 million. The estimated fair value of Cox Radio’s fixed-rate debt instruments at December 31, 2004 was $359.7 million, compared to a carrying amount of $349.9 million.

The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio’s borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facilities and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments. If the borrowing rates under LIBOR were to increase 1% above the current rates at September 30, 2005, Cox Radio’s interest expense on the revolving credit facility would increase approximately $1.5 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described above.

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

ITEM 4. Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2005, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table sets forth certain information concerning the repurchase of Cox Radio’s Class A common stock during the three month period ended September 30, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans of Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2005 to September 30, 2005	594,200	15.07	594,200	$91 million

(1)	On August 29, 2005, Cox Radio announced that its Board of Directors had authorized a repurchase program for the purchase of up to $100.0 million of Cox Radio’s Class A common stock. Repurchased shares are held in treasury, and the program does not have an expiration date. Although Cox Radio intends to make further purchases pursuant to this repurchase program, Cox Radio may suspend the repurchase program at any time, without prior notice, depending upon market conditions and various other factors.

ITEM 6. Exhibits

Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(2) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.

(3) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(4) 4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.

(5) 4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.

(6) 4.3	—	Agreement of Resignation, Appointment and Acceptance, effective March 1, 2005, by and among Cox Radio, Inc., The Bank of New York and The Bank of New York Trust Company, N.A.

(7) 4.4	—	Form of Specimen Class A common stock certificate.

(8) 10.1		Five Year Credit Agreement, dated as of June 4, 2004, among Cox Radio, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent for the Lenders, Wachovia Bank, National Association, as Co-Syndication Agent, Bank of America, N.A., as Co-Syndication Agent, J.P. Morgan Securities Inc., as Co-Lead Arranger and Joint Bookrunner, and Wachovia Capital Markets, LLC, as Co-Lead Arranger and Joint Bookrunner.

(9) 10.2	—	Cox Radio, Inc. Third Amended and Restated Long-Term Incentive Plan*

(10) 10.3	—	Forms of Award Agreements under the Third Amended and Restated Long-Term Incentive Plan*

10.4	—	Form of notice of amendment to stock option award agreements accelerating vesting*

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

*	Management contract or compensation plan

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2004.
(5)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.
(6)	Incorporated by reference to Exhibit 4.3 of Cox Radio’s Registration Statement on Form S-3 (SEC File No. 333-124114).
(7)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A/A filed February 15, 2002.
(8)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2004.
(9)	Incorporated by reference to Exhibit 10.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 2005.
(10)	Incorporated by reference to Exhibit 10.3 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

November 4, 2005	/s/ Neil O. Johnston
Neil O. Johnston Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)