Form 10-K
period 2005-12-31
COX RADIO INC
filed 2006-03-03
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was $584,759,511 based on the closing price on the New York Stock Exchange on such date.

There were 39,383,476 shares of Class A common stock outstanding as of January 31, 2006.

There were 58,733,016 shares of Class B common stock outstanding as of January 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 Annual Report to Shareholders and the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III.

COX RADIO, INC.

2005 FORM 10-K ANNUAL REPORT

Preliminary Note

This annual report on Form 10-K is for the year ended December 31, 2005. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission (SEC) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

PART I

ITEM 1. Business

We are one of the largest radio broadcasting companies in the United States and our business constitutes one reportable segment for accounting purposes. We own or operate, or provide sales and other services for, 79 radio stations (66 FM and 13 AM) clustered in 18 markets. We operate three or more stations in 15 of our 18 markets and operate a wide range of programming formats in geographically diverse markets across the United States.

We are an indirect majority-owned subsidiary of Cox Enterprises, Inc., which indirectly owns approximately 64% of our common stock and has approximately 94% of the voting power of Cox Radio. There are two classes of common stock outstanding, Class A common stock, par value $0.33 per share, and Class B common stock, par value $0.33 per share. Cox Enterprises’ wholly-owned subsidiary, Cox Broadcasting, Inc., owns 100% of our outstanding Class B common stock.

Cox Enterprises, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest media companies in the United States. Our business was operated as part of Cox Enterprises prior to our initial public offering in September 1996, at which time Cox Enterprises transferred all of its U.S. radio operations to us. We, as part of Cox Enterprises, were a pioneer in radio broadcasting, building our first station in 1934, acquiring our flagship station, WSB-AM (Atlanta), in 1939, and launching our first FM station, WSB-FM (Atlanta), in 1948.

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

As a result of our management, programming and sales efforts, our radio stations are characterized by strong ratings and above average power ratios (defined as total advertising revenue share in a particular market divided by audience share in such market). Our stations are diversified in terms of format, target audience and geographic location.

Acquisitions and Dispositions

We account for all acquisitions using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by us during the past three years, and through February 15, 2006, are summarized below.

In August 2004, we entered into an agreement with Salem Communications to acquire KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) serving the Honolulu, Hawaii market. As part of this transaction, we exercised our option to acquire KGMZ-FM from Honolulu Broadcasting and exchanged the assets of KGMZ-FM for the two AM stations, valued at $4.0 million. This transaction closed in January 2005, and a related loan guarantee of $6.6 million was terminated.

In January 2005, we paid $2 million for an option to purchase certain radio stations. This option is exercisable at any time and expires in December 2007. If we have not exercised our option to acquire the stations before July 2007 and certain other conditions are met, we may be required to pay additional fees of up to $10 million. If we exercise the option, the $2 million option price and any additional fees paid to the seller will be applied to the purchase price for the stations. Under certain circumstances specified in the option agreement, we may assign our option for value to a third party.

Radio Stations

The following table summarizes certain information relating to radio stations we own or operate:

Market (1) and Station Call Letters	Format	Target Demographic Group	Audience Share in Target Demographic Group		Rank in Target Demographic Group		Demographic Group (Adults 25-54)
							Audience Share		Rank
Atlanta
WSB-AM	News/Talk	Adults 35-64	11.4		1		8.4		2
WALR-FM	Urban Adult Contemporary	Adults 35-54	6.4		3		5.3		3
WSB-FM	Adult Contemporary	Women 25-54	5.9		4		4.5		6
WBTS-FM	Rhythmic CHR	Women 18-34	4.7		8		2.2		18
WFOX-FM	Classic Hits	Adults 35-54	—	(2)	—	(2)	—	(2)	—	(2)

Birmingham
WBHJ-FM	Hip Hop	Adults 18-34	16.3		1		5.7		6
WBHK-FM	R&B/Soul	Adults 25-54	12.9		1		12.9		1
WZZK-FM	Country	Adults 25-54	4.5		10		4.5		10
WBPT-FM	Classic Hits	Adults 25-54	4.0		11		4.0		11
WAGG-AM	Gospel	Adults 25-54	2.2		18		2.2		18
WPSB-AM (formerly WZZK-AM)	Urban Talk	Adults 25-54	—	(2)	—	(2)	—	(2)	—	(2)
WNCB-FM	New Country	Adults 18-34	1.9		14		1.7		19

Dayton
WHKO-FM	Country	Adults 25-54	8.8		3		8.8		3
WHIO-AM	News/Talk	Adults 35-54	5.0		6		4.5		7
WZLR-FM	Classic Rock	Men 25-54	3.0		10		2.4		13
WDPT-FM	80’s	Adults 25-54	2.2		15		2.2		15

Greenville
WJMZ-FM	Urban	Adults 25-54	9.7		1		9.7		1
WHZT-FM	Rhythmic CHR	Adults 18-34	8.8		2		3.6		10

Honolulu
KRTR-FM	Adult Contemporary	Women 25-54	12.8		2		10.1		2
KCCN-FM	Hawaiian CHR	Adults 18-34	7.2		6		6.1		3
KPHW-FM	Rhythmic CHR	Women 18-34	8.2		3		3.1		13
KINE-FM	Hawaiian Adult Contemporary	Adults 25-54	6.1		3		6.1		3
KRTR-AM	Soft Adult Contemporary	Adults 25-54	0.7		26		0.7		26
KKNE-AM	Traditional Hawaiian	Adults 45+	1.2		19		0.2		31

Houston
KLDE-FM	Oldies	Adults 35-54	3.4		9		2.4		18
KKBQ-FM	Country	Adults 25-54	3.2		10		3.2		10
KTHT-FM	Country Legends	Adults 35-64	3.1		12		2.0		21
KHPT-FM	80’s	Adults 25-44	2.8		15		2.6		15

Jacksonville
WFYV-FM	Classic Rock	Men 25-54	11.3		1		7.7		2
WOKV-AM	News/Talk	Adults 35-64	9.2		2		7.3		5
WAPE-FM	CHR	Women 18-34	13.2		2		5.1		8
WMXQ-FM	80’s	Adults 25-49	4.2		9		4.2		9
WJGL-FM	Classic Hits	Adults 25-54	7.7		2		7.7		2

Long Island
WBLI-FM	CHR	Women 18-34	8.0		2		4.4		5
WBAB-FM	Mainstream Rock	Men 25-54	6.6		3		5.2		3
WHFM-FM	Mainstream Rock	Men 25-54	—	(3)	—	(3)	—	(3)	—	(3)

Louisville
WVEZ-FM	Adult Contemporary	Women 25-54	10.9		2		7.3		3
WSFR-FM	Classic Rock	Men 25-54	7.2		4		5.9		4
WRKA-FM	Oldies	Adults 35-54	4.7		7		4.0		9
WPTI-FM	New Country	Adults 25-54	2.7		14		2.7		14

Market (1) and Station Call Letters	Format	Target Demographic Group	Audience Share in Target Demographic Group		Rank in Target Demographic Group		Demographic Group (Adults 25-54)
							Audience Share		Rank
Miami
WHQT-FM	Urban Adult Contemporary	Adults 25-54	7.7		1		7.7		1
WEDR-FM	Urban Contemporary	Adults 18-34	9.1		1		4.9		4
WFLC-FM	Adult Contemporary	Women 25-54	5.0		5		4.2		7
WHDR-FM (formerly WPYM-FM)	Active Rock	Adults 18-49	—	(2)	—	(2)	—	(2)	—	(2)

Orlando
WCFB-FM	Urban Adult Contemporary	Adults 25-54	7.4		1		7.4		1
WPYO-FM	CHR Rhythmic	Adults 18-34	7.0		3		3.2		17
WDBO-AM	News/Talk	Adults 35-64	6.0		4		3.7		13
WHTQ-FM	Classic Rock	Men 35-54	6.3		4		4.2		8
WWKA-FM	Country	Adults 25-54	4.9		7		4.9		7
WMMO-FM	Rock Adult Contemporary	Adults 25-54	7.2		2		7.2		2

Richmond
WKLR-FM	Classic Rock	Men 25-54	6.7		4		4.7		9
WKHK-FM	Country	Adults 25-54	7.6		3		7.6		3
WMXB-FM	Adult Contemporary	Women 25-54	6.6		5		4.7		9
WDYL-FM	New Rock	Men 18-34	5.6		6		2.0		16

San Antonio
KONO-FM	Oldies	Adults 35-54	7.6		1		5.8		1
KONO-AM	Oldies	Adults 35-54	—	(4)	—	(4)	—	(4)	—	(4)
KISS-FM	Active Rock	Adults 18-49	7.4		2		5.2		4
KSMG-FM	Hot Adult Contemporary	Women 25-54	6.0		5		4.8		7
KCYY-FM	Country	Adults 25-54	5.1		6		5.1		6
KELZ-FM	Mainstream CHR	Adults 18-34	3.8		9		1.9		19
KKYX-AM	Classic Country	Adults 35-64	1.7		17		1.0		24

Southern Connecticut
Bridgeport/Fairfield County
WEZN-FM	Adult Contemporary	Women 25-54	15.8		2		11.4		2
New Haven
WPLR-FM	Classic Rock/ Mainstream	Men 25-54	15.2		1		10.8		1
WYBC-FM (5)	Urban Adult Contemporary	Adults 25-54	8.5		2		8.5		2
Stamford-Norwalk
WKHL-FM	Oldies	Adults 35-54	3.8		8		2.8		11
WEFX-FM	Classic Rock	Adults 25-54	6.5		2		6.5		2
WSTC-AM	News/Talk	Adults 35-64	2.3		15		1.9		18
WNLK-AM	News/Talk	Adults 35-64	—	(6)	—	(6)	—	(6)	—	(6)

Tampa
WWRM-FM	Adult Contemporary	Women 25-54	7.9		1		5.4		3
WDUV-FM	Soft Adult Contemporary	Adults 35-64	7.4		1		3.3		14
WXGL-FM	Classic Hits	Adults 35-54	5.7		4		4.8		5
WSUN-FM	Alternative Rock	Men 18-34	8.3		5		3.2		15
WPOI-FM	80’s	Adults 25-54	4.7		7		4.7		7
WHPT-FM	Classic Rock	Men 25-44	3.8		10		2.9		16

Tulsa
KKCM-FM (formerly KRTQ-FM)	Christian Contemporary	Women 25-54	—	(2)	—	(2)	—	(2)	—	(2)
KWEN-FM	Country	Adults 25-54	8.3		1		8.3		1
KJSR-FM	Classic Rock	Men 25-54	7.8		2		7.1		3
KRMG-AM	News/Talk	Adults 25-54	4.8		7		4.8		7
KRAV-FM	Adult Contemporary	Women 25-54	7.5		3		5.6		5

Source: Arbitron Market Reports four-book average for Winter 2005, Spring 2005, Summer 2005 and Fall 2005.

(1)	Metropolitan market served; city of license may differ.
(2)	The station format was recently changed; therefore, the station’s audience share and rank information for 2005 are not meaningful.
(3)	Audience share and audience rank information for WBAB-FM and WHFM-FM are combined because the stations are simulcast.
(4)	Audience share and audience rank information for KONO-FM and KONO-AM are combined because the stations are simulcast.
(5)	Station operated by us under a joint sales agreement (JSA).
(6)	Audience share and audience rank information for WSTC-AM and WNLK-AM are combined because the stations are simulcast.

Operating Strategy

The following is a description of the key elements of our operating strategy:

Clustering of Stations. We operate our stations in clusters to:

•	Enhance net revenue growth by increasing the appeal of our stations to advertisers and enabling our stations to compete more effectively with other forms of advertising; and

•	Achieve operating efficiencies by consolidating broadcast facilities, eliminating duplicative positions in management and production and reducing overhead expenses.

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

Implementation of Our Management Philosophy. Our local station operations, supported by a lean corporate staff, employ a management philosophy emphasizing:

•	Market research and targeted programming;

•	A customer-focused selling strategy for advertising;

•	Marketing and promotional activities; and

•	Strong management teams.

Market Research and Targeted Programming. Our research, programming and marketing strategy combine extensive research with an assessment of competitors’ vulnerabilities and market dynamics in order to identify specific audience opportunities within each market. We also retain consultants and research organizations to continually evaluate listener preferences. Using this information, we tailor the programming, marketing and promotions of each station to maximize its appeal to its target audience. Our disciplined application of market research enables each of our stations to be responsive to the changing preferences of our targeted listeners. This approach focuses on the needs of the listeners and their community and is designed to improve ratings and maximize the impact of advertising for our customers.

Through research, programming and marketing, we also seek to create a distinct and marketable local identity for each of our stations in order to enhance audience share and listener loyalty and to protect against direct format competition. To achieve this objective, we employ and promote distinct high-profile on-air personalities and local sports programming at many of our stations. For example, we broadcast “Rush Limbaugh” in Dayton, Jacksonville and Tulsa; “The Clark Howard Show” in Atlanta, Dayton, Jacksonville, Orlando, Stamford-Norwalk and Tulsa; “Neal Boortz” in Atlanta, Dayton, Jacksonville, Orlando and Tulsa; “Tom Joyner” in Atlanta, Birmingham, Greenville, Miami, and Orlando; “Sean Hannity” in Atlanta, Dayton, Jacksonville, Orlando and Tulsa; the Jacksonville Jaguars in Jacksonville; and the Orlando Magic in Orlando.

Customer-Focused Selling Strategy for Advertising. We have implemented a unique, customer-focused approach to selling advertising known as the Consultative Selling System. Our sales personnel are trained to approach each advertiser with a view towards solving the marketing needs of the customer. In this regard, our sales staff consults with customers, attempts to understand their business goals and offers comprehensive marketing solutions, including the use of radio advertising. Instead of merely selling station advertising time, sales personnel are encouraged to develop innovative marketing strategies for the station’s advertising customers.

Marketing and Promotional Activities. Stations regularly engage in significant local promotional activities, including advertising on local television and in local print media, participating in telemarketing and direct mailings and sponsoring contests, concerts and special events. Special events may include charitable athletic events, events centered on a major local occasion or local ethnic group and special community or family events. We also engage in joint promotional activities with other media in our markets to further leverage promotional spending. These promotional efforts help our stations add new listeners and increase the amount of time spent listening to our stations.

Strong Management Teams. In addition to relying upon experienced senior operating management, we place great importance on the hiring and development of strong local management teams and have been successful in retaining experienced management teams that have strong ties to their communities and customers.

We invest significant resources in identifying and training our employees to create a talented team of managers at all levels of station operations. These resources include:

•	Gallup, which helps us identify and select talented individuals for management and sales positions;

•	Center for Sales Strategy, an independent sales and management training company which trains and develops managers and sales executives; and

•	A program of leadership development conducted by our senior operating management and outside consultants.

Local managers are empowered to run the day-to-day operations of their stations and to develop and implement strategies that will improve station performance and establish long-term relationships with listeners and advertisers. The compensation of our senior operating management team and local station managers is dependent upon financial performance, and incentives to enhance performance are provided through awards under our Third Amended and Restated Long-Term Incentive Plan (LTIP).

Acquisition Strategy

We have implemented our clustering strategy through the acquisition of radio stations in several existing markets as well as in new markets and through the disposition of certain radio stations that did not enhance our operating clusters. Management believes that larger, well-capitalized companies with experienced management, such as Cox Radio, are best positioned to take advantage of acquisition opportunities. Management considers the following factors when making an acquisition:

Market Selection Considerations. Our acquisition strategy has been focused on clustering stations in our existing markets and making opportunistic acquisitions in additional markets in which we believe that we can achieve a leading position in terms of audience and revenue share in a cost-effective manner. Management believes that it has the financial resources and expertise to continue to pursue its acquisition strategy when appropriate opportunities arise. Certain future acquisitions may be limited by the multiple and cross-ownership rules of the Federal Communications Commission (FCC). See “Federal Regulation of Radio Broadcasting — General Ownership Matters.”

Station Considerations. We expect to concentrate on acquiring radio stations that offer, through the application of our operating philosophy, the potential for improvement in the station’s performance. Such stations may be in various stages of development, presenting us with an opportunity to apply our management techniques and enhance asset value. In evaluating potential acquisitions, we consider the strength of a station’s broadcast signal. A powerful broadcast signal enhances delivery range and clarity, thereby influencing listener preference and loyalty. We also assess the strategic fit of an acquisition with our existing clusters of radio stations. When entering a new market, we expect to acquire a “platform” upon which to expand our portfolio of stations and to build a leading cluster of stations.

Industry Overview

The primary source of revenues for radio stations is the sale of advertising time to local and national spot advertisers and national network advertisers. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 75% to 80% according to the Radio Advertising Bureau. The growth in total radio advertising revenue tends to be fairly stable. Advertising revenue has risen each year since 1950 according to the Radio Advertising Bureau, except in 2005, when revenue growth was flat, and in the years 2001 and 1991, when total radio advertising revenue fell by approximately 7.5% and 2.8%, respectively.

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

A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local and regional advertising agencies and businesses. To generate national advertising sales, a station usually will engage a firm that specializes in soliciting radio advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the station’s market and receive commissions based on the revenue from the advertising obtained.

Competition

The radio broadcasting industry is a highly competitive business. We currently are one of the largest radio broadcasting companies in the United States based on revenues. Clear Channel Communications, Inc. and CBS Radio (formerly Infinity Broadcasting Corporation) are larger than us, both in terms of revenues and number of stations owned or operated. Cumulus Media, Inc., Citadel Broadcasting Corporation, Entercom Communications Corporation, Salem Communications Corporation and Saga Communications own or operate more radio stations than we do; however, according to “Who Owns What” as of February 2005, these radio station groups report lower revenues. ABC Radio is larger in terms of revenues but not number of stations owned or operated, and in February 2006, Citadel Broadcasting Corporation agreed to acquire ABC Radio subject to regulatory approvals and other closing conditions.

The success of each of our stations depends largely upon its audience ratings and its share of the overall advertising revenue within the particular market. Our stations compete for listeners directly with other radio stations in their respective markets, primarily on the basis of program content that appeals to a target demographic group. By building a strong listener base consisting of a specific demographic in each of our markets, we are able to attract advertisers seeking to reach those listeners. Our stations compete for advertising revenue directly with other radio stations and with other electronic, broadcast and print media within their respective markets.

Factors that are material to a station’s competitive position include management experience, the station’s audience share and rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance, and the number and characteristics of other stations in the market area. We attempt to improve our competitive position by:

•	researching our stations’ programming;

•	implementing advertising and promotional campaigns aimed at the demographics targeted by our stations; and

•	managing our sales efforts to attract a larger share of advertising revenue.

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

Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC. The number of radio stations that a single entity may own and operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC’s multiple ownership rules. These rules regulate the number of stations that may be owned and controlled by a single entity. See “Federal Regulation of Radio Broadcasting – FCC Media Ownership Limits.” The FCC also uses competitive bidding procedures (auctions) to select among mutually exclusive applicants for new broadcast stations and major changes to existing stations.

Potential advertisers can substitute advertising on radio stations with advertising through:

•	broadcast television;

•	cable television;

•	direct broadcast satellite television;

•	daily, weekly and free-distribution newspapers;

•	other print media;

•	direct mail; and

•	on-line computer services.

        Competing media commonly target the customers of their competitors, and advertisers regularly shift dollars from radio to these competing media and vice versa. Accordingly, there can be no assurance that any of our stations will be able to maintain or increase our advertising revenue share. In addition, the radio broadcasting industry is subject to competition from new technologies and services that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite digital audio radio service and by digital audio broadcasting. Digital audio broadcasting and satellite digital audio radio service provide for the delivery by terrestrial or satellite means of multiple new audio programming formats with compact disc quality sound to local and national audiences. Two subscriber-based satellite services currently offer numerous channels (many without advertisements) on a nationwide basis. The delivery of information through the Internet also has created a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as broadcast television, cable television, satellite radio, the Internet, compact discs, and portable digital audio players. There can be no assurance, however, that the development or introduction in the future of any new technologies or services will not have an adverse effect on the radio broadcasting industry.

Federal Regulation of Radio Broadcasting

The ownership, operation and sale of radio stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the Communications Act). Among other things, the FCC assigns frequency bands for broadcasting, determines the particular frequencies, locations and operating power of stations, issues, renews and modifies station licenses, determines whether to approve changes in ownership or control of station licenses, regulates equipment used by stations, adopts and implements regulations and policies that directly or indirectly affect the program content, employment practices, ownership and business operations of stations, and has the power to impose penalties, including license revocations, for violations of its rules or the Communications Act.

The following is a brief summary of certain provisions of the Communications Act and of specific FCC rules and policies. This summary focuses on provisions material to our business, and a reader should refer to the Communications Act, FCC rules and public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

License Renewal

Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. A station may continue to operate beyond the expiration date of its license if a timely-filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including interest groups and members of the public. The FCC must grant a renewal application submitted by the licensee of a broadcast station if it finds that, during the preceding term, the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and there have been no other violations of the Communications Act or the rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny such applicant’s renewal application or grant the renewal application on such terms and conditions as are appropriate, including renewal for less than a full term.

By August 2006, all existing radio broadcast licensees must file applications to have their licenses renewed by the FCC. The FCC reviews all stations licensed to serve communities in a particular state at the same time. Historically, our FCC licenses have generally been renewed, and since we became a public company in 1996, the FCC has not denied any of our license renewal applications. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. As of February 25, 2006:

•	all of our licenses that expired in 2003, 2004 or 2005 had been renewed except for WFOX-FM in Atlanta, WHKO-FM in Dayton and WHIO-AM in Dayton (an application for each is pending and discussed below); and

•	license renewal applications for certain stations in the Honolulu market and all stations in the Southern Connecticut and Long Island markets were pending with the FCC.

A table showing our stations grouped by metropolitan market and listing the expiration date for each station’s FCC license appears below. The FCC’s denial of one or more of our license renewal applications could have a material adverse effect on our business.

The license renewal applications for WFOX-FM in Atlanta, filed in December 2003, and WHKO-FM and WHIO-AM in Dayton, filed in June 2004, remain pending due to the application by the FCC of its current newspaper/broadcast cross-ownership rule while it reconsiders a unified cross-ownership rule (the Unified Rule). For further discussion of the Unified Rule, see “Unified Cross-Ownership Rule” below. Specifically, for WHKO-FM and WHIO-AM, our indirect parent company, Cox Enterprises, acquired ownership interests in two Ohio daily newspapers during the stations’ prior license terms. While these ownership interests would have been permissible under the Unified Rule, the Unified Rule was sent back to the FCC for further review by the United States Court of Appeals for the Third Circuit (Third Circuit) and is not currently in effect. We have, therefore, filed petitions for temporary waiver with the FCC asking that the FCC grant the stations’ license renewal applications subject to the outcome of further administrative proceedings regarding the

Unified Rule. Similarly, when we purchased WFOX-FM we requested and received a temporary waiver of the newspaper/broadcast cross-ownership rule, due to the newspaper interests in the Atlanta area held by Cox Enterprises. We subsequently submitted a revised ownership showing to the FCC under which WFOX-FM would not be subject to the current cross-ownership restriction, but the FCC has not acted on that submission. In the alternative, we have also requested a temporary waiver of the newspaper/broadcast cross-ownership rule from the FCC asking that the FCC grant the station’s license renewal application subject to the outcome of further administrative proceedings regarding the Unified Rule. If the FCC’s Unified Rule is ultimately adopted, no further waiver of the FCC’s rules would be necessary for us to continue to own WFOX-FM, WHKO-FM and WHIO-AM.

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

Market (1) and Station Call Letters	Frequency	Expiration Date of License	Class	Height Above Average Terrain	Power
Atlanta
WSB-AM	750 KHz	4/1/12	A	N.A. (2)	50 kw
WALR-FM	104.1 MHz	4/1/12	C0	371 m	100 kw
WSB-FM	98.5 MHz	4/1/12	C0	313 m	100 kw
WBTS-FM	95.5 MHz	4/1/12	C1	340 m	74 kw
WFOX-FM (3)	97.1 MHz	4/1/04	C	483 m	100 kw

Birmingham
WBHJ-FM	95.7 MHz	4/1/12	C2	306 m	12 kw
WBHK-FM	98.7 MHz	4/1/12	C1	408 m	39 kw
WZZK-FM	104.7 MHz	4/1/12	C0	404 m	100 kw
WBPT-FM	106.9 MHz	4/1/12	C0	404 m	100 kw
WAGG-AM	610 KHz	4/1/12	B	N.A. (2)	5 kw day
1 kw night
WPSB-AM (formerly WZZK-AM)	1320 KHz	4/1/12	D	N.A. (2)	5 kw day
0.111 kw night
WNCB-FM	97.3 MHz	4/1/12	C2	404 m	6.4 kw

Dayton
WHKO-FM (3)	99.1 MHz	10/1/04	B	325 m	50 kw
WHIO-AM (3)	1290 KHz	10/1/04	B	N.A. (2)	5 kw
WZLR-FM	95.3 MHz	10/1/12	A	98 m	6 kw
WDPT-FM	95.7 MHz	10/1/12	B	145 m	50 kw

Greenville-Spartanburg
WJMZ-FM	107.3 MHz	12/1/11	C	308 m	100 kw
WHZT-FM	98.1 MHz	12/1/11	C0	304 m	100 kw

Market (1) and Station Call Letters	Frequency	Expiration Date of License	Class	Height Above Average Terrain	Power
Honolulu
KRTR-FM (3)	96.3 MHz	2/1/06	C	645 m	75 kw
KCCN-FM (3)	100.3 MHz	2/1/06	C	599 m	100 kw
KPHW-FM	104.3 MHz	2/1/14	C	645 m	75 kw
KINE-FM	105.1 MHz	2/1/14	C	599 m	100 kw
KRTR-AM	650 KHz	2/1/14	B	N.A.(2)	10 kw
KKNE-AM	940 KHz	2/1/14	B	N.A.(2)	10 kw

Houston
KLDE-FM	107.5 MHz	8/1/13	C	601 m	98 kw
KKBQ-FM	92.9 MHz	8/1/13	C	585 m	100 kw
KTHT-FM	97.1 MHz	8/1/13	C	563 m	100 kw
KHPT-FM	106.9 MHz	8/1/13	C	579 m	100 kw

Jacksonville
WFYV-FM	104.5 MHz	2/1/12	C	309 m	100 kw
WOKV-AM	690 KHz	2/1/12	B	N.A.(2)	50 kw day
10 kw night
WAPE-FM	95.1 MHz	2/1/12	C	300 m	100 kw
WMXQ-FM	102.9 MHz	2/1/12	C	309 m	100 kw
WJGL-FM	96.9 MHz	2/1/12	C	309 m	100 kw

Long Island
WBLI-FM	106.1 MHz	6/1/06	B	152 m	49 kw
WBAB-FM	102.3 MHz	6/1/06	A	82 m	6 kw
WHFM-FM	95.3 MHz	6/1/06	A	108 m	5 kw

Louisville
WVEZ-FM	106.9 MHz	8/1/12	B	204 m	24.5 kw
WSFR-FM	107.7 MHz	8/1/12	B1	173 m	8.2 kw
WRKA-FM	103.1 MHz	8/1/12	A	95 m	6 kw
WPTI-FM	103.9 MHz	8/1/12	A	149 m	1.35 kw

Miami
WHQT-FM	105.1 MHz	2/1/12	C0	307 m	100 kw
WEDR-FM	99.1 MHz	2/1/12	C1	280 m	100 kw
WFLC-FM	97.3 MHz	2/1/12	C	307 m	100 kw
WHDR-FM (formerly WPYM-FM)	93.1 MHz	2/1/12	C	307 m	100 kw

Orlando
WCFB-FM	94.5 MHz	2/1/12	C	451 m	100 kw
WPYO-FM	95.3 MHz	2/1/12	C3	144 m	12 kw
WDBO-AM	580 KHz	2/1/12	B	N.A.(2)	5 kw
WHTQ-FM	96.5 MHz	2/1/12	C	454 m	100 kw
WWKA-FM	92.3 MHz	2/1/12	C	454 m	100 kw
WMMO-FM	98.9 MHz	2/1/12	C2	159 m	44 kw

Richmond
WKLR-FM	96.5 MHz	10/1/11	B	138 m	50 kw
WKHK-FM	95.3 MHz	10/1/11	B1	120 m	17.5 kw
WMXB-FM	103.7 MHz	10/1/11	B	256 m	20 kw
WDYL-FM	101.1 MHz	10/1/11	A	112 m	4 kw

San Antonio
KONO-FM	101.1 MHz	8/1/13	C1	302 m	98 kw
KONO-AM	860 KHz	8/1/13	B	N.A.(2)	5 kw day
0.9 kw night
KISS-FM	99.5 MHz	8/1/13	C	339 m	100 kw
KSMG-FM	105.3 MHz	8/1/13	C	381 m	100 kw
KCYY-FM	100.3 MHz	8/1/13	C0	300 m	100 kw
KELZ-FM	106.7 MHz	8/1/13	C0	310 m	100 kw
KKYX-AM	680 KHz	8/1/13	B	N.A.(2)	50 kw day
10 kw night

Market (1) and Station Call Letters	Frequency	Expiration Date of License	Class	Height Above Average Terrain	Power
Southern Connecticut
Bridgeport
WEZN-FM	99.9 MHz	4/1/06	B	204 m	27.5 kw
New Haven
WPLR-FM	99.1 MHz	4/1/06	B	276 m	15 kw
WYBC-FM (4)	94.3 MHz	4/1/06	A	144 m	3 kw
Stamford-Norwalk
WKHL-FM	96.7 MHz	4/1/06	A	100 m	3 kw
WEFX-FM	95.9 MHz	4/1/06	A	91 m	3 kw
WSTC-AM	1400 KHz	4/1/06	C	N.A.(2)	0.78 kw
WNLK-AM	1350 KHz	4/1/06	B	N.A.(2)	1 kw day
0.5kw night

Tampa
WWRM-FM	94.9 MHz	2/1/12	C	470 m	100 kw
WDUV-FM	105.5 MHz	2/1/12	C1	410 m	46 kw
WXGL-FM	107.3 MHz	2/1/12	C1	182 m	100 kw
WSUN-FM	97.1 MHz	2/1/12	C2	224 m	11.5 kw
WPOI-FM	101.5 MHz	2/1/12	C	470 m	100 kw
WHPT-FM	102.5 MHz	2/1/12	C	503 m	100 kw

Tulsa
KKCM-FM (formerly KRTQ-FM)	102.3 MHz	6/1/13	C2	150 m	50 kw
KWEN-FM	95.5 MHz	6/1/13	C	405 m	100 kw
KJSR-FM	103.3 MHz	6/1/13	C	390 m	100 kw
KRMG-AM	740 KHz	6/1/13	B	N.A.(2)	50 kw day
25 kw night
KRAV-FM	96.5 MHz	6/1/13	C	405 m	100 kw

(1)	Metropolitan market served; city of license may differ.
(2)	Height above average terrain not applicable to AM stations.
(3)	A timely-filed license renewal application is pending at the FCC.
(4)	We provide sales and other services to this station pursuant to a JSA.

General Ownership Matters

The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. To obtain the FCC’s prior consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. Depending on whether the application involves the assignment of the license or a “substantial change” in ownership or control of the licensee (e.g., the transfer of more than 50% of the voting stock), the application may be required to go on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including interest groups and members of the public. When reviewing an assignment or transfer of control application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of control to any party other than the assignee or transferee specified in the application.

The FCC’s multiple ownership rules limit the permissible acquisitions and investments we may make. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. In December 2000, the FCC eliminated its longstanding rule which provided that a minority stock interest in a corporation would not be deemed attributable if there were a single holder of more than 50% of the outstanding voting power of the corporation. The United States Court of Appeals for the District of Columbia Circuit subsequently reversed a similar rule change the FCC had adopted with respect to the ownership of cable systems. The FCC has suspended elimination of the exemption as it applies to the ownership of broadcast stations and has commenced a rulemaking to evaluate further whether to retain the exemption. This proceeding remains pending.

The FCC treats all partnership interests as attributable, except for those limited partnership interests that are “insulated” by the terms of the limited partnership agreement from “material involvement” in the media-related activities of the partnership. The FCC applies the same attribution and insulation standards to limited liability companies and other new business forms.

The FCC treats as attributable a party’s equity and debt interests in a station licensee if, when combined, such interests exceed 33% of the value of such station licensee’s total assets and if the party holding the interests either (a) supplies more than 15% of the station’s total weekly programming (whether or not through a local marketing agreement (LMA)) or (b) has an attributable interest in another media entity in the same market. Under these rules, all non-conforming interests acquired before November 7, 1996 (other than LMAs) are permanently grandfathered and thus do not constitute attributable ownership interests.

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

Local Marketing Agreements and Joint Sales Agreements

A significant number of radio broadcast licensees, including us, have entered into LMAs or JSAs. Under a typical LMA, separately-owned and licensed radio stations serving a common geographic area agree to function cooperatively in terms of programming, advertising sales and various administrative duties, subject to the licensee of each station maintaining independent control over the programming and station operations of its own station and compliance with other requirements of the FCC’s rules and policies as well as the antitrust laws. The LMA concept is referred to in the FCC rules as “time brokerage” under which a licensee of a station is permitted to sell the right to broadcast blocks of time on its station to an entity or entities which program the blocks of time and sell their own commercial advertising announcements for their own account during the time periods in question. The FCC’s multiple ownership rules specifically permit radio stations to enter into and implement LMAs, so long as the licensee of the station, which is being programmed under the LMA, maintains complete control over the operations of its station and assures compliance with applicable FCC requirements. A party programming more than 15% of a radio station’s total weekly programming pursuant to an LMA separately is considered to have an attributable ownership interest in that station if such party also owns a radio station in the same market.

Under a typical JSA, two separately owned radio stations serving a common service area agree to function cooperatively in terms of advertising sales only. Under such an arrangement, the licensee of one station sells the advertising time for its own account on the other licensee’s station, but does not provide any programming to the other licensee’s station. This arrangement is also subject to ultimate control by the latter licensee. A party brokering the sales of a radio station pursuant to a JSA is considered to have an attributable ownership interest in that station if such party brokers the sale of more than 15% percent of the station’s advertising time per week.

FCC Media Ownership Limits

The FCC’s rules on media ownership limit the number of media properties one entity can own or in which it can have an attributable ownership interest. On June 2, 2003, the FCC adopted several new media ownership rules. Numerous parties appealed various aspects of the new rules and on June 24, 2004, the Third Circuit affirmed some of the new rules and remanded others to the FCC for further consideration. Although the FCC declined to seek further judicial review, other parties appealed the Third Circuit decision to the United States Supreme Court (Supreme Court) and on June 13, 2005, the Supreme Court declined to review the case. Since the Supreme Court declined to review the Third Circuit decision, the FCC is obligated to revisit its media ownership rules, but as of February 25, 2006, the FCC had not initiated an administrative proceeding.

Local Radio Limits and Radio Market Concentration Issues

The FCC’s 2003 rules on local radio limits have been allowed to take effect but are subject to further administrative review by the FCC. These rules limit the number of radio stations overall and the number of radio stations in a broadcast service (AM or FM) that a single party may own in a local market. In determining the size of a market, the rules consider both commercial and non-commercial stations and use an Arbitron-based definition of a local radio market. Our ownership groupings in Orlando and Tampa exceed the FCC’s ownership limits by one FM station in each market. While pre-2003 non-compliant ownership groupings, such as our groupings in Orlando and Tampa, can be retained by their owners, such groupings cannot be sold intact to third parties except third party small businesses that qualify under FCC rules as an “eligible entity.” There currently are no rules limiting the number of radio stations that may be owned or controlled by one entity nationally.

The FCC’s local radio multiple ownership rule limits the number of radio stations that one entity may own in a local geographic market. These limits are as follows:

•	In a radio market with 45 or more radio stations, a party may own, operate or control up to eight radio stations, not more than five of which are in the same broadcast service (AM or FM);

•	In a radio market with between 30 and 44 (inclusive) radio stations, a party may own, operate or control up to seven radio stations, not more than four of which are in the same broadcast service;

•	In a radio market with between 15 and 29 (inclusive) radio stations, a party may own, operate or control up to six radio stations, not more than four of which are in the same broadcast service; and

•	In a radio market with 14 or fewer radio stations, a party may own, operate or control up to five radio stations, not more than three of which are in the same broadcast service, except that a party may not own, operate or control more than 50% of the stations in the market.

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

Cross-Ownership Limits

Current FCC rules include two cross-ownership rules applicable to us. The first rule limits cross-ownership of radio and television stations and the second rule limits the cross-ownership of newspapers and broadcast (television and radio) stations.

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

Newspaper/Broadcast Cross-Ownership Rule. FCC rules prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market. The FCC has granted a permanent waiver of the radio/newspaper cross-ownership rule only in those circumstances in which the effect of applying the rule would be “unduly harsh,” (the newspaper is unable to sell the commonly owned station, the sale would be at an artificially depressed price or the local community could not support a separately-owned newspaper and radio station). The FCC previously has granted only four permanent waivers of this rule. Our ownership of WALR-FM in Atlanta, Georgia, was granted pursuant to a temporary waiver and is conditioned on the ultimate outcome of challenges to the FCC’s media ownership rules.

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

Unified Cross-Ownership Rule. In June 2003, the FCC eliminated its newspaper/broadcast and radio/television cross-ownership limits. In place of specific cross-ownership bans, the FCC adopted the Unified Rule, where cross-ownership of newspapers, radio and television stations was permitted in large markets, prohibited in small markets, and limited in mid-sized markets. The elimination of the blanket newspaper/broadcast cross-ownership rule was approved by the Third Circuit, but the court found that the FCC did not provide a sufficiently reasoned analysis of the specific limits contained in the Unified Rule.

As stated above, the license renewal applications for WFOX-FM in Atlanta, filed in December 2003, and WHKO-FM and WHIO-AM in Dayton, filed in June 2004, remain pending due to the application by the FCC of its current newspaper/broadcast cross-ownership rule while it reconsiders the Unified Rule. For more details, see “License Renewal” above.

Expansion of our broadcast operations on both a local and national level will continue to be subject to the FCC’s ownership rules and any changes that ultimately may be adopted. Any relaxation of the ownership rules may increase the level of competition to the extent that our competitors may have greater resources and thereby may be in a superior position to take advantage of such changes. Any restriction may also have an effect on us and our investors.

Programming and Operations

The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, equal employment opportunity outreach and record keeping, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts and technical operations including limits on radio frequency radiation. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full-term) renewals or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Proposed Changes

The United States Congress and the FCC continually consider new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations, ownership and profitability; result in the loss of audience share and advertising revenue; or affect our ability to acquire additional radio broadcast stations or to finance such acquisitions. We can neither predict what matters might be considered nor judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

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

Employees

As of December 31, 2005, we employed 1,468 full-time and 668 part-time employees. We believe relations with our employees are satisfactory, and there are no collective bargaining agreements in effect for our employees.

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

Patents and Trademarks

We own numerous domestic trademark registrations related to the business of our stations. We do not believe that any of our trademarks are material to our business or operations. We own no patents or patent applications.

Available Information

Our Internet address is http://www.coxradio.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amended periodic reports are available free of charge through our Internet web site.

Forward-Looking Statements

This Form 10-K includes “forward-looking” statements, which are statements that relate to our future plans, earnings, objectives, expectations, performance and similar projections, as well as any facts or assumptions underlying these statements or projections. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results, results we anticipate or results expressed or implied by such forward-looking statements. These risks and uncertainties include, among others, the factors described under “Item 1A. Risk Factors” below.

We undertake no obligation to update any forward-looking statements or to release publicly the results of any revisions to forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Item 1A. Risk Factors

The following factors (in addition to others) could have a material and adverse impact on our business:

A significant portion of our revenue has historically been derived from our operations in the Atlanta market.

A significant portion of our business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 23%, 25% and 26% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

We may lose audience share and advertising revenue to competing radio stations, satellite radio and other forms of media.

The radio broadcasting industry is a highly competitive business. Our radio stations compete against other radio stations and other media (including new technologies and services that are being developed or introduced) for audience share and advertising revenue. Factors that are material to a station’s competitive position include management experience, the station’s audience share and rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. New technologies (such as satellite-delivered and portable digital audio players) allow listeners to avoid traditional commercial advertisements and offer superior sound quality as compared to terrestrial radio broadcasts. Competition for advertising dollars in our markets could lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match. No assurance can be given that any of our stations will be able to maintain or increase their current audience ratings or advertising revenue share.

Our acquisition strategy could be hampered by a lack of attractive opportunities or other risks associated with integrating the operations, systems and management of the radio stations we acquire.

A principal component of our business strategy is the acquisition of additional radio stations. We intend to continue to evaluate the acquisition of additional radio stations or radio station groups. There can be no assurance that future acquisitions will be available on attractive terms. In addition, there can be no assurance that any synergies or savings will be achieved as a result of any acquisitions, that the integration of new stations or management groups into our operations can be accomplished successfully or on a timely basis, that stations acquired for their growth potential will in fact grow or that other aspects of our acquisition strategy can be implemented.

We must respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of competition from new technologies and services. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various new media technologies and services are being developed or introduced, including:

•	satellite-delivered digital audio radio service, which offers subscriber-based satellite radio services with numerous niche formats;

•	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

•	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low-power FM radio, which could result in additional FM radio broadcast outlets.

We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

Our business depends on maintaining our licenses with the FCC. We could be prevented from operating a radio station if we fail to maintain its license.

The radio broadcasting industry is subject to extensive and changing regulation. The Communications Act, and FCC rules and policies require FCC approval for transfers of control and assignments of FCC licenses. The filing of petitions or complaints against FCC licensees could result in the FCC delaying the grant of, or refusing to grant, its consent to the assignment of licenses to or from an FCC licensee or the transfer of control of an FCC licensee. In certain circumstances, the Communications Act, and FCC rules and policies will operate to impose limitations on alien ownership and voting of our common stock. There can be no assurance that there will be no changes in the current regulatory scheme, the imposition of additional regulations or the creation of new regulatory agencies, which changes could restrict or curtail our ability to acquire, operate and dispose of stations or, in general, to compete profitably with other operators of radio and other media properties.

Each of our radio stations operates pursuant to one or more licenses issued by the FCC. Under FCC rules, radio licenses are granted for a term of eight years. Our licenses expire at various times between the years 2006 and 2014. Although we will apply to renew these licenses, third parties may challenge our renewal applications. While we are not aware of facts or circumstances that would prevent us from having our current licenses renewed, there can be no assurance that the licenses will be renewed. Failure to obtain the renewal of any of our broadcast licenses or to obtain FCC approval for an assignment or transfer to us of a license in connection with a radio station acquisition may have a material adverse effect on our business and operations. In addition, if we or any of our officers, directors or significant stockholders materially violates the FCC’s rules and regulations or the Communications Act, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition from a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us which could involve the imposition of monetary fines, the revocation of our broadcast licenses or other sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the applicable radio station only after we had exhausted all rights to administrative and judicial review without success.

There is significant uncertainty regarding the FCC’s media ownership rules, and such rules could restrict our ability to acquire radio stations.

The radio broadcasting industry is subject to extensive and changing federal regulation. Among other things, the Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses.

In June 2003, the FCC adopted several new media ownership rules (see generally “Federal Regulation of Radio Broadcasting” and “FCC Media Ownership Limits” in Item 1. Business). Numerous parties appealed various aspects of the new rules and on June 24, 2004, the Third Circuit affirmed some of the new rules and remanded others to the FCC for further consideration. Although the FCC declined to seek further judicial review, other parties appealed the Third Circuit decision to the Supreme Court and on June 13, 2005, the Supreme Court declined to review the case. Since the Supreme Court declined to review the Third Circuit decision the FCC is obligated to revisit its media ownership rules, but as of February 25, 2006, the FCC had not initiated an administrative proceeding. Accordingly, the FCC’s media ownership rules remain in flux and are subject to further agency and court proceedings.

The FCC has increased enforcement of its indecency rules against the broadcast industry.

The FCC has enhanced its enforcement efforts relating to the regulation of indecency and has threatened to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation. Legislation has been proposed in Congress that would dramatically increase the penalties for broadcasting indecent programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, has encouraged third parties to oppose broadcaster license renewal applications and applications for consent to acquire broadcast stations.

Our ability to generate revenue could be affected by economic recession.

We derive substantially all of our revenue from the sale of advertising time on our radio stations. Generally, advertising tends to decline during economic recessions or downturns. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions.

A continued recession, or a downturn in the U.S. economy, or in the economy of any individual geographic market in which we own or operate stations, could have a significant effect on our financial condition or results of operations.

The loss of key personnel could disrupt the management and operations of our business.

Our business is managed by a small number of key management and operating personnel, and our loss of one or more of these individuals could have a material adverse effect on our business. We believe that our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel and to expand, train and manage our employee base. We have entered into employment agreements with some of our key management personnel that include provisions restricting their ability to compete with us under specified circumstances.

Cox Enterprises can control matters on which our common stockholders may vote, and its interests may conflict with yours.

Cox Enterprises, through wholly owned subsidiaries, owns approximately 64% of our outstanding common stock and has approximately 94% of the voting power of Cox Radio. Accordingly, Cox Enterprises has sufficient voting power to elect all the members of our board of directors and effect transactions without the approval of our public stockholders, except for those limited transactions that require a separate class vote. The interests of Cox Enterprises, other subsidiaries of which operate businesses in other industries, including television broadcasting, broadband communications, auto auctions, Internet content development and newspapers, may from time to time diverge from our interests.

In addition, from time to time, we enter into transactions with Cox Enterprises or its affiliates. For a summary of certain material transactions with Cox Enterprises, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Transactions with Affiliated Companies. Conflicts of interest between us and Cox Enterprises could arise with respect to business dealings with Cox Enterprises, including potential acquisitions of businesses or properties, the issuance of additional securities and the election of new or additional members of our board of directors. Our Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and Cox Enterprises and its other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

Anti-takeover and other provisions of our Certificate of Incorporation could delay or deter a change of control.

Inability of stockholders to call special stockholders meeting; Cox Enterprises’ right to act without a meeting. Our certificate of incorporation provides that a special meeting of stockholders may be called only by our board of directors. The principal effect of this provision is to prevent stockholders from forcing a special meeting. In addition, our certificate of incorporation provides that any action required by the Delaware general corporate law to be taken at any annual or special meeting of stockholders, and any action which may be taken at any annual or special meeting of stockholders, may be taken without a meeting and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of record of shares of our outstanding stock having not less than the minimum number of votes necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. However, if stockholder action is taken by written consent, we, in accordance with the rules and regulations of the SEC, will be required to send each stockholder entitled to vote on the matter voted on, but whose consent was not solicited, a written information statement at least 20 calendar days prior to the earliest date on which the corporate action may be taken. Such information statement will contain information substantially similar to that which would have been contained in a proxy statement complying with Schedule 14A of the Securities Exchange Act of 1934.

Procedures for stockholder proposal. Our certificate of incorporation provides that a stockholder must furnish written notice to our corporate secretary of any nomination or business proposal to be brought before a stockholders meeting not less than 30 nor more than 60 days prior to the meeting as originally scheduled. In the event that less than 40 days’ public notice of a meeting is given by us, a stockholder must furnish notice of a nomination or business proposal not later than the close of business on the tenth day following the mailing or the public disclosure of notice of the meeting date. These procedures prohibit last minute attempts by any stockholder to nominate a director or present a business proposal at an annual stockholders meeting, even if such a nomination or proposal might be desired by a majority of the stockholders.

Foreign ownership. Our certificate of incorporation restricts the ownership, voting and transfer of our capital stock, including the Class A common stock and the Class B common stock, in accordance with the Communications Act and the rules of the FCC, to prohibit ownership of more than 25% of our outstanding capital stock (or more than 25% of the voting rights of our capital stock) by or for the account of aliens or corporations otherwise subject to domination or control by aliens. Our certificate of incorporation also prohibits any transfer of our capital stock that would cause us to violate this prohibition. In addition, our certificate of incorporation authorizes our board of directors to adopt such provisions as it deems necessary to enforce these prohibitions, including the inclusion of a legend regarding restrictions on foreign ownership of our capital stock on the certificates representing such capital stock. The Class A common stock certificates contain a certification that must be executed by the transferee of any such certificate before transfers of the shares represented thereby may be made on our books. Such certification addresses whether such transferee, or any person or entity for whose account such shares will be held, is an alien. In addition, our certificate of incorporation provides that we reserve the right to refuse to honor any transfer of our capital stock which, in the judgment of us or our transfer agent, would or might constitute a violation of the Communications Act or the FCC rules and regulations.

Item 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We lease corporate office space in Atlanta, Georgia. The types of properties required to support each of our stations include offices, studios, transmitter sites and antenna sites. The transmitter sites and antenna sites generally are located so as to provide maximum market coverage.

We own transmitter and antenna sites in:

•	Atlanta, Georgia;

•	Birmingham, Alabama;

•	Bridgeport, New Haven and Stamford-Norwalk, Connecticut;

•	Dayton, Ohio;

•	Greenville, South Carolina;

•	Houston and San Antonio, Texas;

•	Jacksonville, Orlando and Tampa, Florida;

•	Long Island, New York;

•	Louisville, Kentucky; and

•	Tulsa, Oklahoma.

We lease transmitter and antenna sites in:

•	Atlanta, Georgia;

•	Birmingham, Alabama;

•	Bridgeport, New Haven and Stamford-Norwalk, Connecticut;

•	Dayton, Ohio;

•	Greenville, South Carolina;

•	Honolulu, Hawaii;

•	Houston and San Antonio, Texas;

•	Jacksonville, Miami, Orlando and Tampa, Florida;

•	Long Island, New York;

•	Louisville, Kentucky;

•	Richmond, Virginia; and

•	Tulsa, Oklahoma.

We own studio and office facilities in:

•	Birmingham, Alabama;

•	Dayton, Ohio;

•	Miami and Orlando, Florida; and

•	Long Island, New York.

We lease studio and office facilities in:

•	Atlanta, Georgia;

•	Birmingham, Alabama;

•	Bridgeport, New Haven and Stamford-Norwalk, Connecticut;

•	Dayton, Ohio;

•	Greenville, South Carolina;

•	Honolulu, Hawaii;

•	Houston and San Antonio, Texas;

•	Long Island, New York;

•	Louisville, Kentucky;

•	Richmond, Virginia;

•	Jacksonville and Tampa, Florida; and

•	Tulsa, Oklahoma.

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

ITEM 3. Legal Proceedings

We are party to various legal proceedings that are ordinary and incidental to our business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on our consolidated financial position, consolidated results of operations or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5(a) with respect to the market and historical prices for our Class A common stock and dividend policy is incorporated by reference to the section entitled “Shareholder Information” of our 2005 Annual Report to Shareholders and the information required by this Item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Shareholders.

On August 29, 2005, we announced that our board of directors had authorized a repurchase program for the purchase of up to $100.0 million of our Class A common stock. Repurchased shares are held in treasury, and the program does not have an expiration date. We may terminate the repurchase program at any time, without any prior notice, depending upon market conditions and various other factors. The following table sets forth certain information concerning the repurchase of our Class A common stock during the three-month period ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 to October 31, 2005	658,500	14.54	658,500	$81 million
November 1, 2005 to November 30, 2005	635,000	14.96	635,000	$72 million
December 1, 2005 to December 31, 2005	790,100	14.67	790,100	$60 million

Total	2,083,600	14.72	2,083,600

ITEM 6. Selected Consolidated Financial Data

The following selected financial data have been derived from our consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in millions, except per share data)
Statements of income data:
Net revenues (1)	$437.9	$438.2	$425.9	$420.6	$395.3
Cost of services (exclusive of depreciation and amortization shown below) (2)	86.3	98.2	95.6	93.2	92.4
Selling, general and administrative	169.8	162.6	162.2	161.1	154.0
Corporate general and administrative	19.4	17.7	16.3	15.5	13.3
Depreciation and amortization	11.2	11.8	11.8	12.2	69.6
(Gain) Loss on loan guarantee (3)	(0.1)	3.1	—	—	—
Loss on goodwill impairment (4)	14.4	—	0.3	—	—
Other (5)	0.1	1.1	0.6	0.3	(2.1)

Operating income	136.8	143.7	139.1	138.3	68.1
Interest expense, net	27.4	30.4	33.6	39.7	47.5
Cumulative effect of accounting changes, net of tax (6)	—	—	—	13.9	0.8
Net income (6)	61.3	68.0	66.6	45.9	20.7
Net income per common share – basic	0.61	0.68	0.66	0.46	0.21
Net income per common share - diluted	0.61	0.67	0.66	0.46	0.21
Balance sheet data (end of period):
Cash and cash equivalents	$3.5	$3.2	$4.2	$4.7	$8.0
Intangible assets, net (7)	2,086.7	2,091.6	2,074.8	2,070.0	2,095.7
Total assets	2,266.1	2,281.9	2,278.8	2,271.7	2,286.7
Total debt (including amounts due to/from Cox Enterprises)	414.9	468.3	528.5	611.5	703.4

(1)	Total revenues less advertising agency commissions. See Note 2 to the consolidated financial statements for our revenue recognition policy.
(2)	Includes programming and production expenses, which represents all costs of services (exclusive of depreciation and amortization).
(3)	Includes a charge of $3.1 million related to a then-estimated loss on loan guarantee in 2004. Amounts recovered on the loan guarantee of $0.1 million are included in 2005.

(4)	Includes charges of $14.4 million and $0.3 million related to write-downs of impaired goodwill in 2005 and 2003, respectively.
(5)	Other is comprised of (gains)/losses on sales of assets and (gains)/losses on sales of radio stations.
(6)	Net income for 2002 includes a charge, net of tax, of $13.9 million related to the cumulative effect of an accounting change resulting from adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Net income for 2001 includes a charge, net of tax, of $0.8 million related to the cumulative effect of an accounting change resulting from adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
(7)	Intangible assets include FCC licenses, goodwill and other intangible assets.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading national radio broadcast company whose business is acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 64% of our common stock and has approximately 94% of the voting power of Cox Radio.

The primary source of our revenues is the sale of local and national advertising for broadcast on our radio stations. Historically, approximately 71% and 22% of our net revenues have been generated from local and national advertising, respectively. In addition to the sale of advertising time for cash, our stations also exchange advertising time for goods, services or programming, which can be used by the stations in their business operations. The use of such barter transactions is generally confined to promotional items or services for which we would otherwise have paid cash. Barter transactions for programming are used to supplement station program offerings. Advertising spots given up under these arrangements are based on contractual terms. In addition, it is our general policy not to pre-empt advertising spots paid for in cash with advertising spots paid for in trade. Our most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

Critical Accounting Estimates

Use of Estimates

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States and conform to general practices within the radio broadcasting industry. An accounting estimate would be a critical accounting estimate for purposes of the disclosure in this report only if it meets two criteria. First, the accounting estimate requires management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Second, it must be the case that different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period-to-period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The estimates and assumptions we use are based on historical experience and other factors, which management believes to be reasonable under the circumstances. We evaluate our estimates on an on-going basis, including those related to intangible assets, bad debts, contingencies and litigation, income taxes and fair value of financial instruments (as discussed in “Quantitative and Qualitative Disclosure About Market Risk” below). Actual results could differ significantly from these estimates and assumptions and could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

We believe the following are the critical accounting estimates that require the most significant judgments and assumptions and are particularly susceptible to a significant change in the preparation of the financial statements.

Impairment of Intangible Assets

Intangible assets consist primarily of FCC broadcast licenses, but also include goodwill and certain other intangible assets acquired in purchase business combinations. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, we ceased amortization of goodwill and FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized on a straight-line basis over the contractual lives of the assets.

We evaluate our FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using the direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. We also evaluate goodwill in each of our reporting units (markets) for impairment annually, or more frequently if certain circumstances are present, using the residual method. If the carrying amount of goodwill in a reporting unit is greater than the implied value of goodwill for that reporting unit determined from the estimated fair value of the reporting unit, the carrying amount of goodwill in that reporting unit is reduced to its estimated fair value. As a result of the impairment test, we recorded a pre-tax impairment charge of $14.4 million ($13.4 million after-tax) in the fourth quarter of 2005. The $14.4 million reflects charges to reduce the carrying value of goodwill in the Birmingham market to its fair market value.

We utilize independent appraisals in testing FCC licenses and goodwill for impairment. These appraisals principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which incorporates variables such as market advertising revenues, market revenue share projections, anticipated operating profit margins and various discount rates. The variables used in the analysis reflect historical station and advertising market growth trends, as well as anticipated performance and market conditions. Multiples of operating cash flow are also considered. We evaluate amortizing intangible assets for recoverability when circumstances indicate an impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, net book value is reduced to the estimated fair value.

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

Income Tax Estimates

The provision for income taxes is based on current period income, changes in deferred income tax assets and liabilities, changes in our operations in various jurisdictions, income tax rates and tax positions taken on returns. We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. Significant judgment is required in assessing and estimating the application and interpretation of complex tax laws and regulations. In the normal course of business, our filed tax returns are subject to examination by taxing authorities. These examinations could result in challenges to tax positions that we have taken. These challenges could arise from a variety of tax issues such as the deductibility of certain expenses, the timing of the recognition of income and expense, allocations of income and expense between states, the tax basis of certain assets and the taxation of acquisitions and disposals. Ultimately, the results of these challenges could require us to pay additional taxes and could also require the payment of interest assessments. We accrue a liability when we believe that an assessment is probable.

In connection with the conclusion of federal income tax audits for the years 1998 – 2001, we paid approximately $27.1 million in taxes related to certain radio station transactions completed during the audit period. We had previously provided for the possibility of this outcome. As a result of the audit, a reclassification between current and deferred tax liability and expense was made during 2004.

Results of Operations

This discussion should be read in conjunction with our accompanying audited consolidated financial statements and notes thereto. Results of operations represent the operations of the radio stations owned or operated by us, or for which we provide sales and marketing services, during the applicable periods.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$311,477	$310,595	$882	0.3%
National	95,910	98,417	(2,507)	(2.5)%
Other	30,543	29,201	1,342	4.6%

Total net revenues	$437,930	$438,213	$(283)	(0.1)%

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

Net revenues for 2005 decreased $0.3 million to $437.9 million, a 0.1% decrease compared to 2004. Local revenues increased 0.3% while national revenues decreased 2.5% as compared to 2004. Our stations in Miami, Tampa, and San Antonio delivered solid growth during 2005. The revenue growth at these stations, however, was offset by results for our stations in Atlanta, Richmond, Birmingham, and Louisville where revenues were down for the year. In Atlanta, net revenues were down 6.7% for the year primarily as a result of the discontinuation of the Atlanta Braves broadcasting agreement in 2004.

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$86,252	$98,219	$(11,967)	(12.2)%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. As compared to 2004, cost of services decreased $12.0 million, or 12.2%, primarily due to the discontinuation of the Atlanta Braves broadcasting agreement, which included costs of $13.2 million in 2004.

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$169,817	$162,617	$7,200	4.4%

Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased $7.2 million to $169.8 million, or 4.4% compared to the prior year. This increase was primarily a result of additional compensation expense related to performance units awarded to employees in our sales, promotion and general and administrative departments under the LTIP in the first quarter of 2005.

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$19,439	$17,676	$1,763	10.0%
Depreciation and amortization	11,245	11,867	(622)	(5.2)%
(Gain) Loss on loan guarantee	(138)	3,064	(3,202)	*
Loss on goodwill impairment	14,351	—	14,351	100.0%
Other operating expenses, net	125	1,093	(968)	(88.6)%

*	Change was not statistically meaningful.

Corporate general and administrative expenses increased $1.8 million to $19.4 million, or 10.0% compared to 2004 primarily as a result of additional compensation expense related to the issuance of performance units awarded to corporate personnel under the LTIP in the first quarter of 2005, and increased personnel and training costs.

On October 31, 2005, our Compensation Committee approved the acceleration of the vesting of all unvested stock options granted under the LTIP from January 2001 through October 31, 2005. Unvested stock option awards with respect to approximately 4.7 million shares of Class A common stock were subject to this vesting acceleration. However, the Compensation Committee left the exercise date and all other option terms unchanged. The purpose of accelerating the vesting of these options was to allow us to avoid recognition of compensation expense associated with these options in future periods as the exercise prices exceeded the market value of the underlying stock on October 31, 2005. Incremental pre-tax expense of $12.1 million associated with the acceleration is reflected in the pro forma disclosure included in Note 2 to our consolidated financial statements.

During the third quarter of 2004, we recorded an accrual of $3.1 million related to an estimated loss on the Honolulu Broadcasting loan guarantee. In January 2005, the loan guarantee was terminated.

During the fourth quarter of 2005, we recorded a $14.4 million impairment charge for the write-off of goodwill in accordance with SFAS 142. This $14.4 million non-cash write-down reflects charges to reduce the carrying value of goodwill for the Birmingham market to its fair market value.

The changes in depreciation and amortization or other operating expenses, net were not material to our overall operating results or financial condition.

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in thousands)
Operating income	$136,839	$143,677	$(6,838)	(4.8)%

Operating income for the year was $136.8 million, a decrease of $6.8 million compared to 2004, for the reasons discussed above.

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in thousands)
Interest expense	$27,444	$30,388	$(2,944)	(9.7)%

Interest expense during 2005 totaled $27.4 million, compared to $30.4 million for 2004. This decrease was the result of lower overall outstanding debt, as well as a lower overall average borrowing rate due to the repayment in May 2005 at maturity of the $100.0 million principal amount of our 6.375% notes with proceeds from our five-year revolving credit facility. The average interest rate on our credit facility was 4.2% during 2005 and 2.1% during 2004.

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in thousands)
Income taxes:
Current	$27,435	$45,772	$(18,337)	(40.1)%
Deferred	20,648	(836)	21,484	*

Total income taxes	$48,083	$44,936	$3,147	7.0%

*	Change was not statistically meaningful.

Income tax expense increased approximately $3.1 million to $48.1 million in 2005. The increase in income tax expense is primarily attributable to the decrease in pre-tax income, offset by the nondeductible component of impaired goodwill. In connection with the conclusion of federal income tax audits for the years 1998 – 2001, we paid approximately $27.1 million in taxes related to certain radio station transactions completed during the audit period. We had previously provided for the possibility of this outcome. As a result of the audit, a reclassification between current and deferred tax liability and expense was made during 2004. Our effective tax rates for 2005 and 2004 were 44.0% and 39.8%, respectively.

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in thousands)
Net income	$61,273	$67,966	$(6,693)	(9.8)%

Net income for 2005 was $61.3 million, compared to $68.0 million for 2004 for the reasons discussed above.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$310,595	$303,985	$6,610	2.2%
National	98,417	96,228	2,189	2.3%
Other	29,201	25,660	3,541	13.8%

Total net revenues	$438,213	$425,873	$12,340	2.9%

Overall growth in revenues was primarily a result of our focus on our core strategy, which includes managing our inventories, maintaining our competitive rates and the successful execution of our consultative selling strategy.

Net revenues for 2004 increased $12.3 million to $438.2 million, a 2.9% increase compared to 2003. Local revenues increased 2.2% and national revenues increased 2.3% over 2003. Our stations in Orlando, Tampa, Southern Connecticut, Tulsa, Honolulu and Greenville delivered solid growth during 2004. In addition, during the hurricanes that hit Florida in the third quarter of 2004, our Orlando and Tampa stations responded to a surge of last minute demand from advertisers, which resulted in incremental net revenues of approximately $2.5 million. Those increases were offset by results for our stations in Miami, Houston, San Antonio and Birmingham, where revenues were down for the period.

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$98,219	$95,617	$2,602	2.7%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services for 2004 increased $2.6 million to $98.2 million compared to 2003, primarily due to the reversal of music license fee accruals of approximately $1.0 million in the third quarter of 2003, as a result of the resolution of the license fee rate-making proceedings between the radio industry and Broadcast Music, Inc. In addition, our Atlanta stations had higher sports programming costs due to increased contract amounts during 2004.

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$162,617	$162,173	$444	0.3%

Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased $0.4 million in 2004 primarily as a result of a higher level of sales commissions and national representative commissions due to higher revenues compared to 2003. This increase was partially offset by decreases in promotional spending at stations in our Miami and Honolulu markets.

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$17,676	$16,272	$1,404	8.6%
Depreciation and amortization	11,867	11,831	36	0.3%
Loss on loan guarantee	3,064	—	3,064	100.0%
Loss on goodwill impairment	—	285	(285)	(100.0)%
Other operating expenses, net	1,093	603	490	81.3%

The increase in corporate general and administrative expenses can be attributed to higher insurance rates, increased professional fees related to evaluating, testing and documenting our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and additional compensation accruals based on improving company performance.

During the fourth quarter of 2003, we recorded a $0.3 million impairment charge for the write-off of goodwill in accordance with SFAS 142. The $0.3 million reflects charges to reduce the carrying value of goodwill for the Southern Connecticut market to its fair market value.

During the third quarter of 2004, we recorded an accrual of $3.1 million related to an estimated loss on the Honolulu Broadcasting loan guarantee. In January 2005, the loan guarantee was terminated and resulted in a $0.1 million recovery from the estimated loss. The changes in depreciation, amortization or other operating expenses were not material to our results of operations.

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Operating income	$143,677	$139,092	$4,585	3.3%

Operating income for 2004 increased $4.6 million to $143.7 million for the reasons discussed above.

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Interest expense	$30,393	$33,575	$(3,182)	(9.5)%

Interest expense during 2004 totaled $30.4 million, compared to $33.6 million for 2003. This decrease was the result of lower overall outstanding debt, as well as a lower average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.25% notes in May 2003 with proceeds from our five-year revolving credit facility. The average rate on our credit facility was 2.1% during 2004.

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Income taxes:
Current	$45,772	$19,307	$26,465	137.1%
Deferred	(836)	19,114	(19,950)	*

Total income taxes	$44,936	$38,421	$6,515	17.0%

*Change was not statistically meaningful.

Income tax expense increased approximately $6.5 million to $44.9 million in 2004, compared to $38.4 million in 2003. The increase in income tax expense is primarily due to the increase in operating income and varying effective state tax rates across our operations between 2003 and 2004. In connection with the conclusion of federal income tax audits for the years 1998 – 2001, we paid approximately $27.1 million in taxes related to certain radio station transactions completed during the audit period. We had previously provided for the possibility of this outcome. As a result of the audit, a reclassification between current and deferred tax liability and expense was made during 2004. Our effective tax rates for 2004 and 2003 were 39.8% and 36.6%, respectively.

	December 31, 2004	December 31, 2003	$ Change	% Change
	(Amounts in thousands)
Net income	$67,966	$66,625	$1,341	2.0%

Net income for 2004 was $68.0 million, compared to $66.6 million for 2003 for the reasons discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. In comparing 2005 to 2004, net cash provided by operating activities increased $38.8 million primarily due to changes in working capital and to a $25.6 million payment made in the prior year in connection with the conclusion of the federal income tax audits for the years 1998 – 2001 (See Note 8 to the consolidated financial statements for further discussion). In comparing 2004 to 2003, net cash provided by operating activities decreased $25.7 million primarily due to the income tax audit payment described above and changes in working capital. We expect future net cash provided by operating activities to provide sufficient funding for our operations in the near term.

Primary uses of liquidity include debt service (as discussed below), acquisitions, capital expenditures and investment in signal upgrades. The following table summarizes acquisitions, capital expenditures and investment in signal upgrades for the past three years:

	2005	2004	2003
	(Amounts in thousands)
Acquisitions	$6,000	$681	$239
Capital expenditures	10,964	9,019	10,549
Investment in signal upgrades	2,127	7,680	9,929

We have an effective shelf registration statement under which we may from time to time offer and issue debentures, notes, bonds and other indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by us may also offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of $300 million. Unless otherwise described in future prospectus supplements, we intend to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Any borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for us. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a London Interbank Offered Rate (LIBOR) based rate (4.7% and 2.4% at December 31, 2005 and 2004, respectively), dependent upon our credit rating. We owed Cox Enterprises approximately $9.9 million at December 31, 2005 and Cox Enterprises owed us approximately $6.6 million at December 31, 2004.

Our future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. We expect our operations to generate sufficient cash to meet our capital expenditure and debt service requirements. We expect capital expenditures to be between $11 million and $12 million for 2006. Additional cash requirements, including funds for acquisitions, will be funded from various sources, including proceeds from bank financing, intercompany advances from Cox Enterprises and, if or when appropriate, issuances of securities.

Debt Service

On June 4, 2004, we entered into a $500 million, five-year senior unsecured revolving credit facility. The interest rate for this facility is, at our option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	the LIBOR plus a spread based on the credit ratings of our senior long-term debt;

•	the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of our senior long-term debt; or

•	the federal funds borrowing rate plus a spread based on the credit ratings of our senior long-term debt.

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of our senior long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At December 31, 2005, we were in compliance with these covenants. The credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. We are not in default under our credit facility. As a result of business operations, we may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. Subsequent to December 31, 2004, but prior to the issuance of the 2004 financial statements, we prepaid $20 million on our revolving credit facility. Accordingly, this amount was reclassified as the current portion of notes payable in the consolidated balance sheet at December 31, 2004. At December 31, 2005, we had $155 million of outstanding indebtedness under the five-year facility with $345 million available. The interest rate applied to amounts due under the credit facility was 5.1% at December 31, 2005. At December 31, 2004, we had approximately $125 million of outstanding indebtedness under the facility with $375 million available. The interest rate applied to amounts due under the credit facilities was 2.9% at December 31, 2004. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 10 for a discussion of our interest rate swap agreement.

In May 2005, we repaid the $100.0 million principal amount of our 6.375% notes at maturity using funds from our revolving credit facility. Subsequently, we had one series of outstanding debt securities, as described below (dollar amount in thousands):

Principal Amount	Interest Rate	Maturity
$250,000 (1)	6.625%	February 2006

(1)	At December 31, 2005 and 2004, the estimated aggregate fair value of these notes was approximately $250.6 million and $258.4 million, respectively, based on quoted market prices.

On February 15, 2006, we repaid the $250.0 million principal amount of our 6.625% notes at maturity using funds from our revolving credit facility.

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

In August 2004, we entered into an agreement with Salem Communications to acquire KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) serving the Honolulu, Hawaii market. As part of this transaction, we exercised our option to acquire KGMZ-FM from Honolulu Broadcasting and exchanged the assets of KGMZ-FM for the two AM stations, valued at $4.0 million. This transaction closed in January 2005, and the loan guarantee of $6.6 million was terminated. We recognized an aggregate loss on loan guarantee of $2.9 million related to this transaction.

In January 2005, we paid $2 million for an option to purchase certain radio stations. This option is exercisable at any time and expires in December 2007. If we have not exercised our option to acquire the stations before July 2007 and certain other conditions are met, we may be required to pay additional fees of up to $10 million. If we exercise the option, the $2 million option price and any additional fees paid to the seller will be applied to the purchase price for the stations. Under certain circumstances specified in the option agreement, we may assign our option for value to a third party.

In February 2005, we agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist us in a signal upgrade project for one of our stations. This guarantee expires in February 2008. If the signal upgrade is approved by the FCC, then we are likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, our guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. We believe that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At December 31, 2005, the carrying value of this guarantee was $0.4 million.

Summary Disclosures about Contractual Obligations

We also have various commitments under the following types of contracts: non-cancelable operating leases; long-term debt; interest payments on long-term debt; and other purchase commitments, including contracts for sports programming and on-air personalities. The aggregate minimum annual commitments associated with these contracts as of December 31, 2005 were as follows:

	Payments Due by Period
	Total	2006	2007 and 2008	2009 and 2010	After 2010
	(Amounts in thousands)
Operating leases	$44,627	$6,979	$11,716	$8,973	$16,959
Long-term debt (1)	405,000	250,000	—	155,000	—
Interest on long-term debt (2)	92,917	24,168	49,812	18,937	—
Purchase commitments	90,244	47,134	33,804	7,361	1,945

Total	$632,788	$328,281	$95,332	$190,271	$18,904

(1)	Amounts due in 2006 consist of $250 million aggregate principal amount of the 6.625% notes due at maturity. We plan to refinance this obligation on a long-term basis using proceeds from our revolving credit facility. Amounts due in 2009 consist of $155 million due upon and assuming the expiration of the five-year credit facility.
(2)	These amounts represent estimated future cash interest payments related to debt obligations based on the fixed and variable rates specified in our indenture and credit agreements, including the impact of our interest rate swap agreement. These estimates assume that debt is repaid and not refinanced at maturity. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events. These amounts are subject to change if we refinance the $250 million due in 2006 on a long-term basis as previously noted above.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

Transactions with Affiliated Companies

We receive certain management services from, and have entered into certain transactions with, Cox Enterprises. Costs of the management services that are allocated to us are based on actual direct costs incurred or on Cox Enterprises’ estimate of expenses relative to the management services provided to other subsidiaries of Cox Enterprises. We believe that these allocations were made on a reasonable basis, and that receiving these management services from Cox Enterprises creates cost efficiencies; however, there has been no study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The services and transactions described below have been reviewed by our Audit Committee, which has determined that such services and transactions are fair and in our best interest.

We receive day-to-day cash management services from Cox Enterprises, with settlements of outstanding balances between us and Cox Enterprises occurring periodically at market interest rates. As a part of these services, Cox Enterprises transfers funds to cover our checks presented for payment and we record a book overdraft, which is classified as accounts payable in the accompanying balance sheets. Book overdrafts of $5.4 million and $3.9 million existed at December 31, 2005 and 2004, respectively, as a result of our checks outstanding. The amounts due to or from Cox Enterprises are generally due on demand and represent the net balance of the intercompany transactions. The rate charged on intercompany borrowing is defined as Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate (4.7% and 2.4% at December 31, 2005 and 2004, respectively), dependent upon our credit rating. We owed Cox Enterprises approximately $9.9 million at December 31, 2005 and Cox Enterprises owed us approximately $6.6 million at December 31, 2004.

We receive certain management services from Cox Enterprises and its wholly-owned subsidiary, Cox Broadcasting, Inc. including management and financial advisory services, legal, corporate secretarial, tax, internal audit, risk management, purchasing and materials management, employee benefit (including pension plan) administration, fleet, engineering and other support services. Expenses allocated for these services are included in corporate general and administrative expenses in the consolidated financial statements. We were allocated expenses for the years ended December 31, 2005, 2004 and 2003 of approximately $3.3 million, $3.4 million and $3.1 million, respectively, related to these services.

In connection with these management services, we reimburse Cox Enterprises for payments made to third-party vendors for certain goods and services provided to us under arrangements made by Cox Enterprises on behalf of Cox Enterprises and its affiliates, including Cox Radio. We believe such arrangements allow us to receive such goods and services at more attractive pricing than we would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through Cox Enterprises’ insurance program, which provides coverage for all of its affiliates, including Cox Radio. Rather than self-insuring these risks, Cox Enterprises purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of Cox Enterprises, including James C. Kennedy, Chairman of our board of directors, and his sister, who each own 25%. This insurance company is an insurer and re-insurer on various insurance policies purchased by Cox Enterprises, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on our loss experience consistent with insurance industry practice. Our portion of these insurance costs was approximately $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Our employees participate in certain Cox Enterprises employee benefit plans, and we made payments to Cox Enterprises in 2005 for the costs incurred because of such participation, including self-insured employee medical insurance costs of approximately $9.3 million, retiree medical payments of approximately $0.1 million, postemployment benefits of approximately $0.7 million and executive pension plan payments of approximately $1.2 million. Costs incurred for these items in 2004 and 2003 were self-insured employee medical insurance costs of approximately $9.0 million and $8.3 million, respectively; retiree medical payments of approximately $0.1 million and $0.1 million, respectively; postemployment benefits of approximately $0.6 million and $0.6 million, respectively; and executive pension plan payments of approximately $1.1 million and $0.9 million, respectively.

Our headquarters building is leased by Cox Enterprises from a partnership that in turn is indirectly owned by descendents of Governor James M. Cox, the founder of Cox Enterprises, with an indirect 36% interest held in the aggregate by the children of James C. Kennedy, Chairman of our board of directors, and an indirect less than 3% interest held in the aggregate by Mr. Kennedy, his mother and his sister. We pay rent and certain other occupancy costs to Cox Enterprises for space in Cox Enterprises’ corporate headquarters building. Rent and occupancy expense is allocated based on occupied space. Related rent and occupancy expense was approximately $0.7 million, $0.6 million, and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We have entered into lease agreements with Cox Broadcasting with respect to studio and tower site properties in Atlanta, Georgia, Dayton, Ohio, and Orlando, Florida that are used for our radio operations in those markets. The annual rental cost in the aggregate was approximately $0.7 million, $0.6 million, and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2005, Cox Search, LLC, a wholly-owned subsidiary of Cox Enterprises, purchased radio advertising from our Atlanta radio stations at regular commercial rates in an aggregate amount of $0.3 million.

Included in the amounts due from (to) Cox Enterprises are the following transactions:

(Amounts in thousands)
Intercompany due from Cox Enterprises, December 31, 2002	$3,059

Cash transferred to Cox Enterprises	423,611
Acquisitions	(239)
Borrowings on revolver	20,000
Repayment of 6.25% notes	(100,000)
Net operating expense allocations and reimbursements	(340,147)

Intercompany due from Cox Enterprises, December 31, 2003	6,284

Cash transferred to Cox Enterprises	419,590
Acquisitions	(681)
Payments on revolver	(60,000)
Net operating expense allocations and reimbursements	(358,620)

Intercompany due from Cox Enterprises, December 31, 2004	6,573

Cash transferred to Cox Enterprises	440,431
Acquisitions	(6,000)
Borrowings on revolver	30,000
Repayment of 6.375% notes	(100,000)
Net operating expense allocations and reimbursements	(380,902)

Intercompany due to Cox Enterprises, December 31, 2005	$(9,898)

We have estimated that the carrying value of intercompany advances approximates fair value, given the short-term nature of these advances.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in Statement 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R originally required adoption no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates for SFAS No. 123R. Under the SEC’s new rule, we will be required to apply SFAS No. 123R as of January 1, 2006. Early adoption was permitted in periods in which financial statements had not yet been issued. We will adopt SFAS No. 123R on January 1, 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (i) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or (ii) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS No. 123R using the modified prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for share-based payment awards. Accordingly, the adoption of SFAS No. 123R’s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The total impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payment awards granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Upon transitioning to SFAS No. 123R in January 2006 using the “modified prospective” method, we do not anticipate recognizing a cumulative effect of a change in accounting principle; however, we do anticipate recognizing compensation expense in 2006 in the aggregate amount of approximately $0.1 million for all share-based payment awards granted prior to January 1, 2006 that remain unvested as of January 1, 2006. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Our adoption of the provisions of FIN 47 did not have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect our adoption of SFAS No. 154 to have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to a number of financial market risks in the ordinary course of business. We have examined exposures to these risks and concluded that none of the exposures in these areas are material to cash flows or earnings; however, our primary financial market risk exposure pertains to changes in interest rates.

We have engaged in several strategies to manage these market risks. Our indebtedness under our various financing arrangements creates interest rate risk. In connection with each debt issuance and as a result of continual monitoring of interest rates, we have entered into an interest rate swap agreement for purposes of managing borrowing costs.

Pursuant to the interest rate swap agreement, we have exchanged our floating rate interest obligations on $25 million in notional principal amount of debt for a fixed interest rate. This agreement has an annual fixed rate of 6.4% and matures on September 30, 2007. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, we formally designated this agreement as a cash flow hedge as discussed in Note 10 to the consolidated financial statements included herein. We are exposed to a credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. However, we do not anticipate nonperformance by such counterparty, and no material loss would be expected in the event of the counterparty’s nonperformance. The estimated fair value of this swap agreement, based on current market rates, approximated a net payable of $0.7 million and $1.9 million at December 31, 2005 and 2004, respectively. The fair value of the swap agreement at December 31, 2005 is included in other long-term liabilities according to the maturity date of the swap. The market risk for the interest rate swap is mitigated as the variable rate received is hedged to the variable rate paid on the credit facility.

The determination of the estimated fair value of our fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of our fixed-rate debt instruments at December 31, 2005 was $250.6 million, compared to a carrying amount of $250.0 million.

The estimated fair value of our fixed-rate debt instruments at December 31, 2004 was $359.7 million, compared to a carrying amount of $349.9 million. The effect of a hypothetical one percentage point decrease in interest rates would be to increase the estimated fair value of our fixed-rate debt instruments from $250.6 million to $250.9 million at December 31, 2005, and from $359.7 million to $362.8 million at December 31, 2004.

The estimated fair values of debt instruments are based on discounted cash flow analyses using our borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facilities and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. We are exposed to interest rate volatility with respect to these variable rate debt instruments. If the borrowing rates under LIBOR were to increase 1% above the current rates at December 31, 2005, our interest expense on the revolving credit facility would increase approximately $1.6 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described above.

With respect to financial instruments, we have estimated the fair values of such instruments using available market information and valuation methodologies that we believe to be appropriate. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize or pay in a current market exchange.

ITEM 8. Financial Statements and Supplementary Data

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2005.

The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of our consolidated financial statements, has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is included herein.

/s/ Robert F. Neil	/s/ Neil O. Johnston
Robert F. Neil	Neil O. Johnston
President and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cox Radio, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Cox Radio, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the company and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cox Radio, Inc.:

We have audited the accompanying consolidated balance sheets of Cox Radio, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cox Radio, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 3, 2006

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,455	$3,230
Accounts and notes receivable, less allowance for doubtful accounts of $3,190 and $3,843, respectively	83,388	84,066
Prepaid expenses and other current assets	6,026	7,698
Amounts due from Cox Enterprises.	—	6,573

Total current assets	92,869	101,567
Property and equipment, net	74,025	74,322
FCC licenses and other intangible assets, net	1,868,739	1,859,294
Goodwill	217,921	232,267
Other assets	12,510	14,425

Total assets	$2,266,064	$2,281,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,664	$26,849
Accrued salaries and wages	2,699	2,509
Accrued interest	6,969	7,568
Income taxes payable	1,625	4,142
Current portion of notes payable	—	20,000
Amounts due to Cox Enterprises	9,898	—
Other current liabilities	3,890	3,709

Total current liabilities	51,745	64,777
Notes payable, less current portion	404,988	454,877
Deferred income taxes	520,040	500,304
Other long term liabilities	8,631	4,244

Total liabilities	985,404	1,024,202

Commitments (Note 9) and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 42,189,547 and 42,105,928 shares issued and 39,383,476 and 41,977,657 shares outstanding at December 31, 2005 and 2004, respectively	13,923	13,895
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at December 31, 2005 and 2004	19,382	19,382
Additional paid-in capital	635,650	635,385
Unearned stock-based compensation	(2,032)	(2,303)
Accumulated other comprehensive income (loss), net of tax	235	(535)
Retained earnings	654,968	593,695

	1,322,126	1,259,519

Less: Class A common stock held in treasury (2,806,071 and 128,271 shares at cost at December 31, 2005 and 2004, respectively)	(41,466)	(1,846)

Total shareholders’ equity	1,280,660	1,257,673

Total liabilities and shareholders’ equity	$2,266,064	$2,281,875

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands, except per share data)
Net revenues:
Local	$311,477	$310,595	$303,985
National	95,910	98,417	96,228
Other	30,543	29,201	25,660

Total net revenues	437,930	438,213	425,873
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown below)	86,252	98,219	95,617
Selling, general and administrative	169,817	162,617	162,173
Corporate general and administrative	19,439	17,676	16,272
Depreciation and amortization	11,245	11,867	11,831
(Gain) loss on loan guarantee	(138)	3,064	—
Loss on goodwill impairment	14,351	—	285
Other operating expenses, net	125	1,093	603

Operating income	136,839	143,677	139,092
Other income (expense):
Interest expense	(27,444)	(30,388)	(33,567)
Other, net	(39)	(387)	(479)

Income before income taxes	109,356	112,902	105,046

Current income tax expense	27,435	45,772	19,307
Deferred income tax expense (benefit)	20,648	(836)	19,114

Total income tax expense	48,083	44,936	38,421

Net income	$61,273	$67,966	$66,625

Net income per share – basic
Net income per common share	$0.61	$0.68	$0.66

Net income per share – diluted
Net income per common share	$0.61	$0.67	$0.66

Weighted average common shares outstanding - basic	100,165	100,552	100,238
Weighted average common shares outstanding - diluted	100,430	100,758	100,542

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
	Class A		Class B				Other
	Common Stock		Common Stock		Additional Paid-in Capital	Unearned Comp- ensation	Compre- hensive (Loss)/Income	Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount					Shares	Amount	Total
	(Amounts in thousands)
Balance at December 31, 2002	41,572	$13,719	58,733	$19,382	$624,049	$—	$(3,082)	$459,104	121	$(1,683)	$1,111,489

Comprehensive income:
Net income	—	—	—	—	—	—	—	66,625	—	—	66,625
Unrealized gain on interest rate swaps	—	—	—	—	—	—	1,101	—	—	—	1,101
Reclassification to earnings of transition adjustments	—	—	—	—	—	—	118	—	—	—	118

Comprehensive income											67,844

Repurchase of Class A common stock	—	—	—	—	—	—	—	—	7	(163)	(163)
Issuance of Class A common stock related to incentive plans including tax benefit of $0.8 million	146	48	—	—	2,450	—	—	—	—	—	2,498

Balance at December 31, 2003	41,718	13,767	58,733	19,382	626,499	—	(1,863)	525,729	128	(1,846)	1,181,668

Comprehensive income:
Net income	—	—	—	—	—	—	—	67,966	—	—	67,966
Unrealized gain on interest rate swaps	—	—	—	—	—	—	1,226	—	—	—	1,226
Reclassification to earnings of transition adjustments	—	—	—	—	—	—	102	—	—	—	102

Comprehensive income											69,294

Unearned stock based compensation	—	—	—	—	—	(2,734)	—	—	—	—	(2,734)

Amortization of unearned stock-based compensation	—	—	—	—	—	431	—	—	—	—	431
Issuance of Class A common stock related to incentive plans including tax benefit of $1.9 million	388	128	—	—	8,886	—	—	—	—	—	9,014

Balance at December 31, 2004	42,106	13,895	58,733	19,382	635,385	(2,303)	(535)	593,695	128	(1,846)	1,257,673

Comprehensive income:
Net income	—	—	—	—	—		—	61,273	—	—	61,273
Unrealized gain on interest rate swaps	—	—	—	—	—		714	—	—	—	714
Reclassification to earnings of transition adjustments	—	—	—	—	—		56	—	—	—	56

Comprehensive income											62,043

Unearned stock based compensation	—	—	—	—	—	(149)	—	—	—	—	(149)

Amortization of unearned stock-based compensation	—	—	—	—	—	420	—	—	—	—	420
Repurchase of Class A common stock	—	—	—	—	—		—	—	2,678	(39,620)	(39,620)
Issuance of Class A common stock related to incentive plans including tax benefit of less than $0.1 million	84	28	—	—	265	—	—	—	—	—	293

Balance at December 31, 2005	42,190	$13,923	58,733	$19,382	$635,650	$(2,032)	$235	$654,968	2,806	$(41,466)	$1,280,660

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$61,273	$67,966	$66,625
Items not requiring cash:
Depreciation and amortization	11,245	11,867	11,831
Deferred income taxes	20,648	(836)	19,114
Tax benefit of stock options exercised	9	1,880	812
Compensation expense related to long-term incentive compensation plans	3,066	431	—
Other	692	2,182	603
(Gain) loss on loan guarantee	(138)	3,064	—
Loss on goodwill impairment	14,351	—	285
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Decrease in accounts receivable	678	450	2,360
Increase (decrease) in accounts payable and accrued expenses	1,378	(3,147)	(170)
Increase (decrease) in accrued salaries and wages	190	(1,630)	(2,310)
(Decrease) increase in accrued interest	(599)	338	(736)
Decrease in income taxes payable	(2,517)	(6,795)	(1,172)
Other, net	3,143	(1,133)	3,123

Net cash provided by operating activities	113,419	74,637	100,365

Cash flows from investing activities:
Capital expenditures	(10,964)	(9,019)	(10,549)
Acquisitions and related expenses, net of cash acquired	(4,000)	(681)	(239)
Option to purchase radio stations	(2,000)	—	—
Investment in signal upgrades	(2,127)	(7,680)	(9,929)
Proceeds from sales of assets	187	128	18
Other, net	147	(741)	694

Net cash used in investing activities	(18,757)	(17,993)	(20,005)

Cash flows from financing activities:
Net borrowings (repayments) of revolving credit facilities	30,000	(60,000)	20,000
Repayment of notes payable	(100,000)	—	(100,000)
Cash paid for loss on loan guarantee	(2,926)	—	—
Proceeds from stock options exercised	135	4,401	1,686
Repurchase of Class A common stock	(39,620)	—	(163)
Increase (decrease) in book overdrafts	1,503	(992)	1,099
Payment of debt issuance costs	—	(736)	(236)
Increase in amounts due to/from Cox Enterprises, net	16,471	(289)	(3,225)

Net cash used in financing activities	(94,437)	(57,616)	(80,839)

Net increase (decrease) in cash and cash equivalents	225	(972)	(479)
Cash and cash equivalents at beginning of year	3,230	4,202	4,681

Cash and cash equivalents at end of year	$3,455	$3,230	$4,202

See notes to consolidated financial statements.

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. (Cox Enterprises), indirectly owns approximately 64% of the common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio.

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

Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2005, 2004 and 2003 were $7.4 million, $6.9 million and $7.7 million, respectively.

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

Web Site Development Costs

Web site development activities include planning, design and development of graphics and content for new web sites and operation of existing sites. Cox Radio accounts for costs associated with such activities in accordance with the Emerging Issues Task Force (EITF) Issue No. 00-2, “Accounting for Web Site Development Costs.” Under this guidance, costs incurred that involve providing additional functions and features to the web site should be capitalized. Costs associated with website planning, maintenance, content development, and training should be expensed as incurred. Capitalized costs are generally amortized over two years.

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

Income Taxes

Cox Radio provides for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS No. 109). SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income taxes reflect the net tax effect on future years of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes. Cox Radio evaluates its effective tax rates regularly and adjusts rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which Cox Radio operates, among other factors.

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

Incentive Compensation Plans

Cox Radio applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, to account for all stock-based compensation. Under APB 25, compensation expense is recognized to the extent that the market price on the grant date of the underlying stock exceeds the exercise price. See Note 12 for a general description of the plans referred to below.

SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148), requires disclosure of the pro forma effects on net income and earnings per share as if Cox Radio had adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The following tabular presentation reflects the assumptions used in the determination of fair value utilizing the Black-Scholes model.

Cox Radio Employee Stock Purchase Plans

The fair value of the employees’ purchase rights granted under these plans was determined using the Black-Scholes model with the following assumptions as of the enrollment dates listed below:

	August 1, 2005	February 1, 2005	August 1, 2004	January 15, 2004
Risk-free interest rate	3.77%	3.35%	2.20%	1.61%
Expected life	0.5 years	1.0 years	1.5 years	2.0 years
Expected stock price volatility	22.47%	25.59%	32.90%	33.15%
Expected dividend yield	n/a	n/a	n/a	n/a
Fair value at enrollment date	$2.49	$4.36	$3.79	$5.93

	June 13, 2003	December 15, 2002	June 15, 2002	November 30, 2001
Risk-free interest rate	0.73%	1.09%	2.36%	2.50%
Expected life	0.6 years	1.0 years	1.5 years	2.1 years
Expected stock price volatility	40.24%	44.86%	45.29%	44.65%
Expected dividend yield	n/a	n/a	n/a	n/a
Fair value at enrollment date	$5.52	$6.01	$8.14	$8.91

Cox Radio Amended and Restated Long-Term Incentive Plan

The fair value of the options granted during 2005, 2004 and 2003 is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Grant Date
	2005	2004	2003
Risk-free interest rate	4.33%	3.15%	3.27%
Expected life	6 years	6 years	6 years
Expected stock price volatility	25.58%	33.15%	41.92%
Expected dividend yield	n/a	n/a	n/a
Fair value at grant date	$5.92	$8.10	$9.43

Had compensation cost for the Long-Term Incentive Plan and Employee Stock Purchase Plans been determined based on the fair value at the grant or enrollment dates for the above awards in accordance with the fair value provisions of SFAS No. 123 and the disclosure provisions of SFAS No. 148, Cox Radio’s net income and net income per share in 2005, 2004 and 2003 would have been reduced to the pro forma amounts indicated below, based on the assumptions discussed above:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands, except per share data)
Net income, as reported	$61,273	$67,966	$66,625
Add: Amortization of unearned compensation related to restricted stock	257	259	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,782)	(6,314)	(10,082)

Pro forma net income	$47,748	$61,911	$56,543

Earnings per share:
Basic – as reported	$0.61	$0.68	$0.66

Basic – pro forma	$0.48	$0.62	$0.56

Diluted – as reported	$0.61	$0.67	$0.66

Diluted – pro forma	$0.48	$0.61	$0.56

Pro forma results for the year ended December 31, 2005 include approximately $12.1 million related to the acceleration of the vesting of all of Cox Radio’s unvested “out of the money” stock options granted under its LTIP from January 2001 through October 31, 2005. See Note 12 for further discussion.

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 23%, 25% and 26% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in Statement 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R originally required adoption no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates for SFAS No. 123R. Under the SEC’s new rule, Cox Radio will be required to apply SFAS No. 123R as of January 1, 2006. Early adoption was permitted in periods in which financial statements had not yet been issued. Cox Radio will adopt SFAS No. 123R on January 1, 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (i) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or (ii) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Cox Radio plans to adopt SFAS No. 123R using the modified prospective method.

        As permitted by Statement 123, Cox Radio currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for share-based payment awards. Accordingly, the adoption of SFAS No. 123R’s fair value method may have a significant impact on Cox Radio’s results of operations, although it will have no impact on Cox Radio’s overall financial position. The total impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payment awards granted in the future. However, had Cox Radio adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share above. Upon transitioning to SFAS No. 123R in January 2006 using the “modified prospective” method, Cox Radio does not anticipate recognizing a cumulative effect of a change in accounting principle; however, Cox Radio does anticipate recognizing compensation expense in 2006 in the aggregate amount of approximately $0.1 million for all share-based payment awards granted prior to January 1, 2006 that remain unvested as of January 1, 2006. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Cox Radio cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Cox Radio’s adoption of the provisions of FIN 47 did not have a material impact on Cox Radio’s financial position, results of operations or cash flows.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Cox Radio does not expect adoption of SFAS No. 154 to have a material impact on the Cox Radio’s financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3. Earnings per Common Share and Capital Structure

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands, except per share data)
Net income	$61,273	$67,966	$66,625

Earnings Per Share - Basic
Weighted-average common shares outstanding	100,165	100,552	100,238

Net income per common share – basic	$0.61	$0.68	$0.66

Earnings Per Share – Diluted
Weighted-average common shares outstanding	100,165	100,552	100,238
Effect of dilutive securities:
Long-Term Incentive Plan	265	206	304

Shares applicable to earnings per share – diluted	100,430	100,758	100,542

Net income per common share – diluted	$0.61	$0.67	$0.66

The options excluded from the computation of net income per common share—diluted for the years ended December 31, 2005, 2004 and 2003 are summarized below. The exercise price of these options was greater than the average market price of the Class A common stock during the years ended December 31, 2005, 2004, and 2003.

Options Outstanding
(Amounts in thousands)
2005	6,573
2004	5,852
2003	2,171

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

4. Acquisitions and Dispositions of Businesses

Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past three years through February 15, 2006 are discussed below.

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

6. Property and Equipment

	December 31,
	2005	2004
	(Amounts in thousands)
Land	$8,125	$8,115
Buildings and building improvements	31,099	30,725
Broadcast equipment	107,930	104,422
Construction in progress	2,215	2,213

Property and equipment, at cost	149,369	145,475
Less accumulated depreciation	(75,344)	(71,153)

Net property and equipment	$74,025	$74,322

7. Goodwill and Other Intangible Assets

Cox Radio accounts for goodwill and intangible assets in accordance with SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, not be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is December 31st.

During the first quarter of 2006, Cox Radio performed its annual tests for impairment and no impairment of FCC licenses was indicated. However, as a result of the impairment test, Cox Radio recorded a goodwill impairment charge of $14.4 million in the fourth quarter as reflected in the Consolidated Statement of Income for the year ended December 31, 2005. The $14.4 million reflects charges to reduce the carrying value of goodwill at the Birmingham market to its estimated fair value.

During 2005, Cox Radio determined that approximately $209 million of FCC licenses had been misclassified as goodwill in its consolidated balance sheet at December 31, 2004. Accordingly, the December 31, 2004 consolidated balance sheet presented herein reflects the reclassification of $209 million from goodwill to FCC licenses.

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
December 31, 2005
FCC licenses and other intangible assets, net	$1,869,300	$561	$1,868,739
Goodwill	217,921	—	217,921

December 31, 2004
FCC licenses and other intangible assets, net	$1,859,835	$541	$1,859,294
Goodwill	232,267	—	232,267

Amortization expense for each of the years ended December 31, 2005 and 2004 was less than $0.1 million. Amortization expense for each of the next five years is not expected to be material. Total amortizable intangible assets are immaterial.

During 2004, Cox Radio completed a signal upgrade for WPYO-FM in Orlando, Florida and, in connection therewith, reclassified $2.4 million from other assets to FCC licenses.

During 2004, Cox Radio completed signal upgrades for WALR-FM in Atlanta, Georgia and, in connection therewith, reclassified $6.6 million from other assets to FCC licenses, and WODL-FM in Birmingham, Alabama and, in connection therewith, reclassified $7.8 million from other assets to FCC licenses.

During 2005, Cox Radio completed the acquisition of KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) in Honolulu, Hawaii and, in connection therewith, classified $3.8 million into FCC licenses and less than $0.1 million into goodwill.

During 2005, Cox Radio completed a signal upgrade for WBHJ-FM in Birmingham, Alabama and, in connection therewith, reclassified $5.5 million from other assets to FCC licenses.

8. Income Taxes

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Current:
Federal	$22,612	$33,822	$15,876
State	4,823	11,950	3,431

Total current	27,435	45,772	19,307

Deferred:
Federal	16,968	1,407	19,648
State	3,680	(2,243)	(534)

Total deferred	20,648	(836)	19,114

Total income tax expense	$48,083	$44,936	$38,421

The tax effects of significant temporary differences, which comprise the net deferred tax liabilities, are as follows:

	December 31,
	2005	2004
	(Amounts in thousands)
Current deferred tax assets:
Provision for doubtful accounts	$1,242	$1,497
Loss on loan guarantee	—	1,182

Total net current assets	$1,242	$2,679

Noncurrent deferred tax assets (liabilities):
Property and equipment	$(8,003)	$(9,279)
Intangibles	(515,805)	(493,131)
Unrealized loss on cash flow hedges	293	711
Employee compensation and benefits	2,311	166
Other	1,164	1,229

Total net noncurrent liabilities	(520,040)	(500,304)

Net deferred tax liabilities	$(518,798)	$(497,625)

Income tax expense computed using the federal statutory rates is reconciled to the reported income tax provisions as follows:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Federal statutory income tax rate	35%	35%	35%
Computed tax expense at federal statutory rates on income before income taxes	$38,275	$39,516	$36,766
State income taxes (net of federal tax benefit)	5,218	8,182	4,737
Change in estimated effective state tax rates	309	(1,872)	(2,854)
Goodwill impairment	4,162	—	—
Other, net	119	(890)	(228)

Income tax expense	$48,083	$44,936	$38,421

Each year, Cox Radio analyzes its effective rate for state deferred income tax purposes. The appropriate rate is determined based on the states in which Cox Radio currently operates and the relative statutory rates, apportionment factors and taxable income applicable to those states. Accordingly, adjustments of approximately $0.3 million, $1.9 million, and $2.9 million were recorded in 2005, 2004, and 2003, respectively.

In connection with the conclusion of federal income tax audits for the years 1998 – 2001, Cox Radio paid approximately $27.1 million in taxes related to certain radio station transactions completed during the audit period. Cox Radio had previously provided for the possibility of this outcome. As a result of the audit, a reclassification between current and deferred tax liability and expense was made during 2004.

In the normal course of business, Cox Radio’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and Cox Radio accrues a liability when it is probable that Cox Radio will be assessed.

9. Long-Term Debt, Commitments and Contingencies

Cox Radio’s debt at December 31, 2005 and 2004, consisted of the following:

	2005	2004
	(Amounts in thousands)
6.375% notes payable, due in May 2005(1)	$—	$99,980
6.625% notes payable, due in February 2006(2)	249,988	249,897
Five-year revolving credit facility	155,000	125,000

Total long-term debt	404,988	474,877
Less current portion	—	(20,000)

Total long-term debt, less current portion	$404,988	$454,877

(1)	At December 31, 2004, the estimated aggregate fair value of the 6.375% notes was approximately $101.3 million based on quoted market prices. In May 2005, Cox Radio repaid the $100.0 million principal amount of the 6.375% notes at maturity using funds from the revolving credit facility.
(2)	At December 31, 2005 and 2004, the estimated aggregate fair value of the 6.625% notes was approximately $250.6 million and $258.4 million, respectively, based on quoted market prices. The 6.625% notes due February 15, 2006 were excluded from current liabilities because Cox Radio intends to refinance this obligation on a long-term basis under its credit facility, which had unused capacity of $345 million as of December 31, 2005.

On June 4, 2004, Cox Radio entered into a $500 million, five-year senior unsecured revolving credit facility. The interest rate for the new five-year facility is, at Cox Radio’s option:

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of Cox Radio’s senior long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At December 31, 2005, Cox Radio was in compliance with these covenants. Cox Radio’s credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facility. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. In May 2005, Cox Radio repaid the $100.0 million principal amount of its 6.375% notes at maturity using funds from the revolving credit facility. At December 31, 2005, Cox Radio had $155 million of outstanding indebtedness under the five-year facility with $345 million available. The interest rate applied to amounts due under the credit facility was 5.1% at December 31, 2005. At December 31, 2004, Cox Radio had $125 million of outstanding indebtedness under the credit facility with $375 million available. The interest rate applied to amounts due under the credit facilities was 2.9% at December 31, 2004. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 10 for a discussion of Cox Radio’s interest rate swap agreement.

Cox Radio has an effective universal shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may also offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of $300 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.

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

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. This guarantee expires in February 2008. If the signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At December 31, 2005, the carrying value of this guarantee was $0.4 million.

Cox Radio leases land, office facilities and various items of equipment. Rental expense under operating leases amounted to $10.4 million in 2005 and 2004, and $9.3 million in 2003.

Cox Radio also has various commitments under the following types of contracts: non-cancelable operating leases; long-term debt; interest payments on long-term debt; and other purchase commitments, including contracts for sports programming and on-air personalities. The aggregate minimum annual commitments associated with these contracts as of December 31, 2005 were as follows:

	Payments Due by Period
	Total	2006	2007 and 2008	2009 and 2010	After 2010
	(Amounts in thousands)
Operating leases	$44,627	$6,979	$11,716	$8,973	$16,959
Long-term debt (1)	405,000	250,000	—	155,000	—
Interest on long-term debt (2)	92,917	24,168	49,812	18,937	—
Purchase commitments	90,244	47,134	33,804	7,361	1,945

Total	$632,788	$328,281	$95,332	$190,271	$18,904

(1)	Amounts due in 2006 consist of $250 million aggregate principal amount of the 6.625% notes due at maturity. Cox Radio plans to refinance this obligation on a long-term basis using proceeds from its revolving credit facility. Amounts due in 2009 consist of $155 million due upon and assuming the expiration of the five-year credit facility.
(2)	These amounts represent estimated future cash interest payments related to debt obligations based on the fixed and variable rates specified in Cox Radio’s indenture and credit agreements, including the impact of our interest rate swap agreement. These estimates assume that debt is repaid and not refinanced at maturity. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events. These amounts are subject to change if Cox Radio refinances the $250 million due in 2006 on a long-term basis as previously noted above.

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

On September 27, 2004, one of Cox Radio’s interest rate swap agreements with a notional principal amount of $25 million expired. This action did not have a material effect on Cox Radio’s financial position or results of operations. At December 31, 2005, Cox Radio had one remaining interest rate swap agreement outstanding. This agreement is used to manage Cox Radio’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparty to this interest rate swap agreement is a major financial institution. Cox Radio is exposed to credit loss in the event of nonperformance by this counterparty. However, Cox Radio does not anticipate nonperformance by this counterparty.

At December 31, 2005, a single interest rate swap agreement with a $25 million notional principal amount, an annual fixed rate of 6.4% and a September 30, 2007 maturity date was outstanding. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $0.7 million and $1.9 million at December 31, 2005 and 2004, respectively. The fair value of the swap agreement at December 31, 2005 is included in other long-term liabilities according to the maturity date of the swap.

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

For the years ended December 31, 2005, 2004 and 2003, there was no ineffective portion related to the changes in fair values of the interest rate swap agreements and there were no amounts excluded from the measure of effectiveness. During 2005, approximately $0.1 million, before related income tax effects, was reclassified into earnings as interest expense. During both 2004 and 2003, approximately $0.2 million, before related income tax effects, was reclassified into earnings as interest expense. The balance of $0.2 million recorded in accumulated other comprehensive income at December 31, 2005 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending December 31, 2006 is approximately $0.1 million, before related income tax effects. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

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

Weighted-Average Assumptions

The following table sets forth the weighted-average assumptions used to determine benefit obligations:

	December 31, 2005		December 31, 2004
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	5.75%	5.75%	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%	4.25%	N/A

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost:

	Year ended December 31,
	2005		2004		2003
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	6.00%	5.75%	6.25%	6.25%	6.75%	6.75%
Rate of compensation increase	4.25%	4.00%	4.00%	N/A	4.50%	5.00%
Expected long-term return on plan assets	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%

Cox Enterprises Pension Plan

The following table sets forth certain information attributable to Cox Radio employees’ participation in the Cox Enterprises pension plans:

	December 31, 2005		December 31, 2004
	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans
	(Amounts in thousands)
Actuarial present value of benefit obligations:
Vested benefits	$33,453	$6,344	$29,178	$4,444
Nonvested benefits	1,036	416	1,047	766

Accumulated benefit obligations	$34,489	$6,760	$30,225	$5,210

Projected benefit obligations	$37,910	$10,613	$33,940	$8,638

The amount of the assets related to Cox Radio would have an estimated fair value not less than the accumulated benefit obligations of the Cox Enterprises defined benefit pension plan attributable to Cox Radio’s employees as of December 31, 2005, or $34.5 million. The assets would be used to fund payments to retirees. Cox Enterprises will make any non-qualified supplemental pension plan payments due to Cox Radio employees, and Cox Radio will reimburse Cox Enterprises for any such payments.

Pension expense allocated to Cox Radio related to the plans was $1.2 million, $1.1 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Cox Enterprises Postretirement Benefits

Cox Enterprises provides certain health care and life insurance benefits to substantially all retirees of Cox Enterprises and certain of its subsidiaries including Cox Radio. Postretirement expense allocated to Cox Radio for these benefits was $0.1 million for each of the years ended December 31, 2005, 2004 and 2003. Cox Radio’s actuarial present value of accumulated postretirement benefit obligations at December 31, 2005 and 2004 was $5.5 million and $4.6 million, respectively.

The funded status of the portion of the plan providing postretirement benefits covering the employees of Cox Radio is not determinable. The actuarial present value of postretirement benefit obligations for the postretirement benefits plan of Cox Enterprises exceeded the fair value of assets held in the plan at December 31, 2005 and 2004.

For the postretirement welfare plan, the assumed health care cost trend rate for retirees is 10.0% (10.0% in 2004). This rate is assumed to decrease gradually to 5.0% by year 2010 and remain level thereafter. Increasing the assumed health care cost trend rate by one percentage point would have resulted in an increase in the Cox Enterprises plan’s actuarial present value of benefit obligations of approximately 1.8% and an increase in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 1.2% for 2005. Decreasing the assumed health care cost trend rate by one percentage point would have resulted in a decrease in the Cox Enterprises plan’s actuarial present value of benefit obligations of approximately 1.6% and a decrease in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 1.1% for 2005.

Cox Enterprises Savings and Investment Plan

In addition, substantially all of Cox Radio’s employees are eligible to participate in the savings and investment plan of Cox Enterprises. Cox Radio offers a $0.50 match on each dollar of employee contributions up to 6%, for a maximum match of 3% of eligible wages. Cox Radio’s expense under the plan was $2.3 million, $2.1 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

12. Stock-Based Compensation Plans

During the three years in the period ended December 31, 2005, Cox Radio maintained two stock-based compensation plans. Cox Radio accounts for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Compensation for Cox Radio’s Third Amended and Restated Long-Term Incentive Plan (LTIP) is measured as the excess, if any, of the quoted market price of Cox Radio’s stock at the date of the grant over the exercise price. Further, the Cox Radio Employee Stock Purchase Plans qualify as noncompensatory plans under APB 25, and, as such, no compensation cost is recognized for these awards. Specific information regarding each plan is presented below.

Cox Radio Employee Stock Purchase Plans

During 2004, Cox Radio adopted an Employee Stock Purchase Plan (the 2004 ESPP) under which Cox Radio was authorized to issue purchase rights totaling 600,000 shares of Class A common stock. The 2004 ESPP had four alternate entry dates: April 1, 2004, October 1, 2004, April 1, 2005, and October 1, 2005. Employees were eligible to participate in the 2004 ESPP as of the first entry date on which they were employed and were regularly scheduled to work at least 20 hours per week. Under the terms of the 2004 ESPP, the purchase price is the lesser of 85% of the fair market value of the Class A common stock on the grant date (the initial purchase price) or 90% of the fair market value of the Class A common stock on March 31, 2006, the end of the 2004 ESPP. The initial purchase price was set at $20.85, $14.83, $13.55, and $13.59 for the first, second, third, and fourth entry dates, respectively. Purchase rights totaling 148,783 shares, 8,311 shares, 4,747 shares, and 1,280 shares of Class A common stock were issued under the 2004 ESPP with respect to the first, second, third, and fourth entry dates, respectively. Employees are allowed to purchase the shares via payroll deduction through March 31, 2006, at which time shares will be issued to the remaining 2004 ESPP participants. During 2005 and 2004, 497 and 200 shares, respectively, were issued under the 2004 ESPP due to cancellation of employees’ participation or termination of employment. The fair value of the employees’ purchase rights granted in 2005 and 2004 was determined using the Black-Scholes model using assumptions reflected in Note 2.

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

Subject to the maximum shares reserved under the LTIP, no individual may receive a stock option covering more than 500,000 shares of Class A common stock in any year nor be granted more than 250,000 shares of Class A common stock, in any combination of performance awards, restricted stock or other stock-based awards that are subject to performance criteria in any year. The maximum payout for any individual for a performance award paid in cash is 300% of his or her base salary as of the beginning of the year of the performance award payment.

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

Options granted under the LTIP normally vest 60% after three years from the date of grant, 80% after four years from the date of grant and 100% after five years from the date of grant and expire ten years from the date of grant. An accelerated vesting schedule has been provided such that the options become fully vested if the market value of the shares exceeds the exercise price by 140% for ten consecutive trading days. On October 31, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of all of Cox Radio’s unvested “out of the money” stock options granted under its LTIP from January 2001 through October 31, 2005. However, the Compensation Committee left the exercise date and all other terms of the awards unchanged. The purpose of accelerating the vesting of these options is to allow Cox Radio to avoid recognition of compensation expense associated with these options in future periods as the exercise prices exceeded the market value of the underlying stock on October 31, 2005. Because the exercise price of stock options awarded during 2005, 2004 and 2003 equaled or exceeded the then current market price of Cox Radio Class A common stock, no compensation cost has been recognized for these options. The fair value of the options granted during 2005, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model using assumptions reflected in Note 2.

A summary of the status of Cox Radio’s stock options granted under the LTIP as of December 31, 2005, 2004 and 2003 and changes during the years ending on those dates is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,302,524	$22.14	5,493,918	$22.35	4,208,624	$22.72
Granted	1,297,367	17.02	1,401,262	21.30	1,771,870	20.90
Exercised	(9,000)	13.92	(65,525)	11.65	(129,226)	10.46
Forfeited	(327,016)	23.41	(527,131)	23.42	(357,350)	23.84

Outstanding at end of year	7,263,875	$21.18	6,302,524	$22.14	5,493,918	$22.35

Options exercisable at year-end	2,634,091	$22.56	1,656,252	$21.25	1,032,655	$19.42
Weighted-average fair value of options granted during the year	$5.92		$8.10		$9.43

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ 6.17-$ 8.46	236,599	0.9 years	$6.61	236,599	0.9 years	$6.61
$13.39-$21.81	5,148,977	7.3 years	19.78	1,027,069	4.4 years	19.43
$22.51-$25.53	1,287,290	6.0 years	24.63	779,414	6.0 years	24.62
$31.66	591,009	4.0 years	31.66	591,009	4.0 years	31.66

	7,263,875	6.6 years	21.18	2,634,091	4.5 years	22.56

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

Cox Radio receives day-to-day cash management services from Cox Enterprises, with settlements of outstanding balances between Cox Radio and Cox Enterprises occurring periodically at market interest rates. As a part of these services, Cox Enterprises transfers funds to cover Cox Radio’s checks presented for payment and Cox Radio records a book overdraft, which is classified as accounts payable in the accompanying balance sheets. Book overdrafts of $5.4 million and $3.9 million existed at December 31, 2005 and 2004, respectively, as a result of Cox Radio’s checks outstanding. The amounts due to or from Cox Enterprises are generally due on demand and represent the net balance of the intercompany transactions. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate (4.7% and 2.4% at December 31, 2005 and 2004, respectively), dependent upon our credit rating. Cox Radio owed Cox Enterprises approximately $9.9 million at December 31, 2005 and Cox Enterprises owed Cox Radio approximately $6.6 million at December 31, 2004.

Cox Radio receives certain management services from Cox Enterprises and its wholly-owned subsidiary, Cox Broadcasting, including management and financial advisory services, legal, corporate secretarial, tax, internal audit, risk management, purchasing and materials management, employee benefit (including pension plan) administration, fleet, engineering and other support services. Expenses allocated for these services are included in corporate general and administrative expenses in the Consolidated Statements of Income. Cox Radio was allocated expenses for the years ended December 31, 2005, 2004 and 2003 of approximately $3.3 million, $3.4 million and $3.1 million, respectively, related to these services.

In connection with these management services, Cox Radio reimburses Cox Enterprises for payments made to third-party vendors for certain goods and services provided to Cox Radio under arrangements made by Cox Enterprises on behalf of Cox Enterprises and its affiliates, including Cox Radio. Cox Radio believes such arrangements result in Cox Radio receiving such goods and services at more attractive pricing than Cox Radio would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through Cox Enterprises’ insurance program, which provides coverage for all of its affiliates, including Cox Radio. Rather than self-insuring these risks, Cox Enterprises purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of Cox Enterprises, including James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and his sister, who each own 25%. This insurance company is an insurer and re-insurer on various insurance policies purchased by Cox Enterprises, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox Radio’s loss experience, consistent with insurance industry practice. Our portion of these insurance costs was approximately $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Cox Radio’s employees participate in certain Cox Enterprises employee benefit plans, and Cox Radio made payments to Cox Enterprises in 2005 for the costs incurred because of such participation, including self-insured employee medical insurance costs of approximately $9.3 million, retiree medical payments of approximately $0.1 million, postemployment benefits of approximately $0.7 million and executive pension plan payments of approximately $1.2 million. Costs incurred for these items in 2004 and 2003 were self-insured employee medical insurance costs of approximately $9.0 million and $8.3 million, respectively; retiree medical payments of approximately $0.1 million and $0.1 million, respectively; postemployment benefits of approximately $0.6 million and $0.6 million, respectively; and executive pension plan payments of approximately $1.1 million and $0.9 million, respectively.

Cox Radio’s headquarters building is leased by Cox Enterprises from a partnership that in turn is indirectly owned by descendents of Governor James M. Cox, the founder of Cox Enterprises, with an indirect 36% interest held in the aggregate by the children of James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and an indirect less than 3% interest held in the aggregate by Mr. Kennedy, his mother and his sister. Cox Radio pays rent and certain other occupancy costs to Cox Enterprises for space in Cox Enterprises’ corporate headquarters building. Rent and occupancy expense is allocated based on occupied space. Related rent and occupancy expense was approximately $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2005, Cox Search, LLC, a wholly-owned subsidiary of Cox Enterprises, purchased radio advertising from Cox Radio’s Atlanta radio stations at regular commercial rates in an aggregate amount of $0.3 million.

Included in the amounts due from (to) Cox Enterprises are the following transactions:

(Amounts in thousands)
Intercompany due from Cox Enterprises, December 31, 2002	$3,059

Cash transferred to Cox Enterprises	423,611
Acquisitions	(239)
Borrowings on revolver	20,000
Repayment of 6.25% notes	(100,000)
Net operating expense allocations and reimbursements	(340,147)

Intercompany due from Cox Enterprises, December 31, 2003	6,284

Cash transferred to Cox Enterprises	419,590
Acquisitions	(681)
Payments on revolver	(60,000)
Net operating expense allocations and reimbursements	(358,620)

Intercompany due from Cox Enterprises, December 31, 2004	6,573

Cash transferred to Cox Enterprises	440,431
Acquisitions	(6,000)
Borrowings on revolver	30,000
Repayment of 6.375% notes	(100,000)
Net operating expense allocations and reimbursements	(380,902)

Intercompany due to Cox Enterprises, December 31, 2005	$(9,898)

Cox Radio has estimated that the carrying value of intercompany advances approximates fair value, given the short-term nature of these advances.

Cox Radio has entered into lease agreements with Cox Broadcasting with respect to studio and tower site properties in Atlanta, Georgia, Dayton, Ohio, and Orlando, Florida that are used for Cox Radio’s radio operations in those markets. The annual rental cost in the aggregate was approximately $0.7 million, $0.6 million, and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

14. Supplemental Cash Flow Information

	2005	2004	2003
	(Amounts in thousands)
Additional cash flow information:
Cash paid for interest	$28,087	$30,055	$34,311
Cash paid for income taxes	29,942	51,463	19,641

15. Contingencies

Cox Radio is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

Each of Cox Radio’s radio stations operates pursuant to one or more licenses issued by the FCC that have a maximum term of eight years prior to renewal. Cox Radio’s FCC broadcast licenses expire at various times from 2006 to 2014. Although Cox Radio may apply to renew its FCC broadcast licenses, third parties may challenge Cox Radio’s renewal applications. Cox Radio is not aware of any facts or circumstances that would prevent it from having its current licenses renewed. Since becoming a public company in 1996, the FCC has not denied any of Cox Radio’s license renewal applications.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Amounts in thousands, except per share data)
2005
Net revenues	$98,569	$117,253	$113,235	$108,873
Cost of services (exclusive of depreciation and amortization shown below)	22,341	20,546	21,331	22,034
Selling, general and administrative	39,292	46,648	41,415	42,462
Corporate general and administrative expenses	4,707	5,043	5,124	4,565
Depreciation and amortization	2,848	2,853	2,811	2,733
Loss on goodwill impairment (1)	—	—	—	14,351
Other operating expenses	(140)	14	56	57

Operating income	$29,521	$42,149	$42,498	$22,671
Net income	13,765	20,594	21,457	5,457

Net income per common share – basic	$0.14	$0.20	$0.21	$0.06
Net income per common share – diluted	0.14	0.20	0.21	0.05

2004
Net revenues	$93,091	$116,875	$117,000	$111,247
Cost of services (exclusive of depreciation and amortization shown below)	21,717	24,993	27,878	23,631
Selling, general and administrative	37,358	42,612	40,596	42,051
Corporate general and administrative expenses	4,545	4,634	4,485	4,012
Depreciation and amortization	2,978	2,905	3,142	2,842
Loss on loan guarantee (2)	—	—	3,064	—
Other operating expenses	—	69	48	976

Operating income	26,493	41,662	37,787	37,735
Net income	11,096	20,244	18,361	18,265

Net income per common share – basic	$0.11	$0.20	$0.18	$0.18
Net income per common share – diluted	0.11	0.20	0.18	0.18

(1)	A charge of $14.4 million ($13.4 million after-tax or $0.14 per diluted share) related to write-down of impaired goodwill.
(2)	A charge of $3.1 million ($0.03 per diluted share) related to an estimated loss on loan guarantee.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2005, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

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

ITEM 9B. Other Information

American Stock Transfer & Trust Company (AST) acquired the stock transfer operations of Wachovia Bank, N.A., and as of February 6, 2006, AST became Cox Radio’s transfer agent.

PART III

ITEM 10. Directors and Executive Officers

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Cox Radio’s Class A common stock is listed on the New York Stock Exchange (NYSE). Effective in 2004, the NYSE revised its listing standards to include comprehensive corporate governance standards. As part of these revised listing standards, the NYSE requires the Chief Executive Officer of each listed company to certify to the NYSE annually, after the company’s annual meeting of stockholders, that his or her company is in compliance with the NYSE’s corporate governance listing standards. In accordance with the NYSE’s procedures, on May 5, 2005, Robert F. Neil, Cox Radio’s President and Chief Executive Officer, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards.

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	Documents incorporated by reference or filed with this report:

(1)	Audited Consolidated Balance Sheets as of December 31, 2005 and 2004 and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2005 (filed under Item 8 of this Report); and

(2)	Schedule II – Valuation and qualifying accounts.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits, which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number			Description

(1	) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(2	) 3.2	—	Certificate of Amendment of Certificate of Incorporation of Cox Radio, Inc.

(3	) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(4	) 4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.

(5	) 4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.

(6	) 4.3	—	Agreement of Resignation, Appointment and Acceptance, effective March 1, 2005, by and among Cox Radio, Inc., The Bank of New York and the Bank of New York Trust Company, N.A.

(7	) 4.4	—	Form of Specimen Class A common stock certificate.

(8	) 10.1	—	Five Year Credit Agreement dated as of June 4, 2004 among Cox Radio, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Co-Syndication Agent, Bank of America, N.A., as Co-Syndication Agent, J.P. Morgan Securities Inc., as Co-Lead Arranger and Joint Bookrunner, and Wachovia Capital Markets, LLC, as Co-Lead Arranger and Bookrunner.

(9	) 10.2	—	Revolving Promissory Notes, dated December 4, 2003.

(10	) 10.3	—	Cox Radio, Inc. Third Amended and Restated Long-Term Incentive Plan (management contract or compensation plan).

(11	) 10.4	—	Forms of Award Agreements under Amended and Restated Long-Term Incentive Plan (management contract or compensation plan).

(12	) 10.5	—	Form of notice of amendment to stock option award agreements accelerating vesting (management contract or compensation plan).

(13	) 10.6	—	Cox Radio, Inc. Restricted Stock Plan for Non-Employee Directors (management contract or compensation plan).

(14) 10.7	—	Form of Notice of Grant under Restricted Stock Plan for Non-Employee Directors (management contract or compensation plan).

(15) 10.8	—	Cox Radio, Inc. Savings Plus Restoration Plan (management contract or compensation plan).

13.1	—	Portions of the 2005 Annual Report to Shareholders (expressly incorporated by reference in Part II, Item 5 of this report).

21.1	—	Subsidiaries of Cox Radio, Inc.

23.1	—	Consent of Deloitte & Touche LLP.

24.1	—	Power of Attorney set forth on the signature page of this report

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Exhibit 3.1 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed on February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.4 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 1998 (global notes representing Cox Radio’s senior unsecured non-convertible debt have not been filed or incorporated by reference in accordance with Item 601(b)(4)(iii) of Regulation S-K, and Cox Radio agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request).
(5)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.
(6)	Incorporated by reference to Exhibit 4.3 of Cox Radio’s Registration Statement on Form S-3 (SEC File No. 333-124114).
(7)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A/A dated February 15, 2002.
(8)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2004.
(9)	Incorporated by reference to Exhibit 10.8 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2003.
(10)	Incorporated by reference to Exhibit 10.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 2005.
(11)	Incorporated by reference to Exhibit 10.3 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 2005.
(12)	Incorporated by reference to Exhibit 10.4 of Cox Radio’s Report on Form 10-Q for the period ended September 30, 2005.
(13)	Incorporated by reference to Exhibit 10.11 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).
(14)	Incorporated by reference to Exhibit 10.6 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2004.
(15)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Current Report on Form 8-K dated December 7, 2004 and filed January 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Radio, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cox Radio, Inc.

By:	/s/ ROBERT F. NEIL
Robert F. Neil
President and Chief Executive Officer

Date: March 3, 2006

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

Signature	Title	Date
/s/ JAMES C. KENNEDY James C. Kennedy	Chairman of the Board of Directors	March 3, 2006

/s/ ROBERT F. NEIL Robert F. Neil	President and Chief Executive Officer; Director (principal executive officer)	March 3, 2006

/s/ NEIL O. JOHNSTON Neil O. Johnston	Vice-President and Chief Financial Officer (principal accounting officer and principal financial officer)	March 3, 2006

/s/ JUANITA P. BARANCO Juanita P. Baranco	Director	March 3, 2006

/s/ PAUL M. HUGHES Paul M. Hughes	Director	March 3, 2006

/s/ MARC W. MORGAN Marc W. Morgan	Director	March 3, 2006

/s/ RICHARD A. FERGUSON Richard A. Ferguson	Director	March 3, 2006

/s/ NICHOLAS D. TRIGONY Nicholas D. Trigony	Director	March 3, 2006

/s/ JIMMY W. HAYES Jimmy W. Hayes	Director	March 3, 2006

SCHEDULE II

COX RADIO, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

For the Fiscal Years Ended December 31	Balance As of Beginning of Period	Assumed in Business Combination	Charges to Costs and Expenses	Deductions	Balance As of End of Period
	(Amounts in thousands)
2005	$3,843	$—	$1,000	$1,653	$3,190
2004	$4,229	$—	$2,869	$3,255	$3,843
2003	$4,791	$—	$2,801	$3,363	$4,229