Form 10-Q
period 2006-03-31
COX RADIO INC
filed 2006-05-05
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Class A common stock, par value of $0.33—38,813,691 shares outstanding as of March 31, 2006.

Class B common stock, par value of $0.33—58,733,016 shares outstanding as of March 31, 2006.

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month period ended March 31, 2006. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I—FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash	$2,622	$3,455
Accounts and notes receivable, less allowance for doubtful accounts of $2,993 and $3,190, respectively	74,992	83,388
Prepaid expenses and other current assets	8,219	6,026

Total current assets	85,833	92,869
Property and equipment, net	73,457	74,025
FCC licenses and other intangible assets, net	1,868,835	1,868,739
Goodwill	217,921	217,921
Other assets	15,092	12,510

Total assets	$2,261,138	$2,266,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,872	$26,664
Accrued salaries and wages	3,009	2,699
Accrued interest	1,166	6,969
Income taxes payable	4,076	1,625
Amounts due to Cox Enterprises	10,413	9,898
Other current liabilities	5,017	3,890

Total current liabilities	43,553	51,745
Long-term debt	400,000	404,988
Deferred income taxes	523,481	520,040
Other long term liabilities	10,548	8,631

Total liabilities	977,582	985,404

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 42,618,817 and 42,189,547 shares issued and 38,813,691 and 39,383,476 shares outstanding at March 31, 2006 and December 31, 2005, respectively	14,064	13,923
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at March 31, 2006 and December 31, 2005	19,382	19,382
Additional paid-in capital	635,588	635,650
Unearned stock-based compensation	—	(2,032)
Accumulated other comprehensive income, net of tax	395	235
Retained earnings	668,951	654,968

	1,338,380	1,322,126
Less: Class A common stock held in treasury (3,805,126 and 2,806,071 shares at cost at March 31, 2006 and December 31, 2005, respectively)	(54,824)	(41,466)

Total shareholders’ equity	1,283,556	1,280,660

Total liabilities and shareholders’ equity	$2,261,138	$2,266,064

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Net revenues:
Local	$69,035	$71,279
National	21,722	21,033
Other	6,849	6,257

Total revenues	97,606	98,569

Expenses:
Cost of services (exclusive of depreciation and amortization shown below)	21,016	22,341
Selling, general and administrative	39,320	39,292
Corporate general and administrative	5,140	4,707
Depreciation and amortization	2,642	2,848
Other operating expenses, net	79	(140)

Operating income	29,409	29,521

Interest expense	(6,158)	(7,285)
Other items, net	4	(15)

Income before income taxes	23,255	22,221

Current income tax expense	5,938	4,541
Deferred income tax expense	3,334	3,915

Total income tax expense	9,272	8,456

Net income	$13,983	$13,765

Basic net income per share
Net income per common share	$0.14	$0.14

Diluted net income per share
Net income per common share	$0.14	$0.14

Weighted average basic common shares outstanding	97,755	100,589

Weighted average diluted common shares outstanding	98,063	100,718

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2005	42,190	$13,923	58,733	$19,382	$635,650

Comprehensive income:
Net income	—	—	—	—	—
Unrealized gain on interest rate swaps	—	—	—	—	—
Reclassification to earnings of derivative transition adjustments	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Unearned stock based compensation	—	—	—	—	(2,032)
Stock-based compensation expense	—	—	—	—	261
Repurchase of Class A common stock	—	—	—	—	—
Issuance of Class A common stock related to incentive plans	429	141	—	—	1,709

Balance at March 31, 2006	42,619	$14,064	58,733	$19,382	$635,588

	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings
				Treasury Stock
				Shares	Amount	Total
	(Amounts in thousands)
Balance at December 31, 2005	$(2,032)	$235	$654,968	2,806	$(41,466)	$1,280,660

Comprehensive income:
Net income	—	—	13,983	—	—	13,983
Unrealized gain on interest rate swaps	—	146	—	—	—	146
Reclassification to earnings of derivative transition adjustments	—	14	—	—	—	14

Comprehensive income	—	—	—	—	—	14,143

Unearned stock based compensation	2,032	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	261
Repurchase of Class A common stock	—	—	—	999	(13,358)	(13,358)
Issuance of Class A common stock related to incentive plans	—	—	—	—	—	1,850

Balance at March 31, 2006	$—	$395	$668,951	3,805	$(54,824)	$1,283,556

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$13,983	$13,765
Items not requiring cash:
Depreciation and amortization	2,642	2,848
Deferred income taxes	3,334	3,915
Tax benefit of stock options exercised	—	9
Compensation expense related to long-term incentive compensation plans	1,233	315
Other	184	(9)
Changes in assets and liabilities:
Decrease in accounts receivable	8,396	7,454
Decrease in accounts payable and accrued expenses	(5,096)	(2,004)
Increase in accrued salaries and wages	310	286
Decrease in accrued interest	(5,803)	(2,576)
Increase (decrease) in income taxes payable	2,451	(829)
Other, net	87	(432)

Net cash provided by operating activities	21,721	22,742

Cash flows from investing activities:
Capital expenditures	(2,160)	(2,280)
Acquisitions and related expenses, net of cash acquired	—	(4,000)
Option to purchase radio stations	—	(2,000)
Investment in signal upgrades	(2,655)	(836)
Proceeds from sales of assets	12	87
Other, net	(62)	103

Net cash used in investing activities	(4,865)	(8,926)

Cash flows from financing activities:
Net borrowings under (repayments of) revolving credit facility	245,000	(20,000)
Repayment of 6.625% notes	(250,000)	—
Repurchase of Class A common stock	(13,358)	—
Cash paid for loss on loan guarantee	—	(2,933)
Proceeds from issuances of stock related to stock-based compensation plans	1,850	127
Decrease in book overdrafts	(1,696)	(431)
Increase in amounts due to Cox Enterprises	515	9,021

Net cash used in financing activities	(17,689)	(14,216)

Net decrease in cash and cash equivalents	(833)	(400)
Cash and cash equivalents at beginning of period	3,455	3,230

Cash and cash equivalents at end of period	$2,622	$2,830

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,989	$9,863
Income taxes	3,487	5,370

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and notes thereto contained in Cox Radio’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC).

The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other period.

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

Incentive Compensation Plans

At March 31, 2006, Cox Radio had two stock-based employee compensation plans, the Third Amended and Restated Long-Term Incentive Plan (LTIP) and the Cox Radio Employee Stock Purchase Plan (ESPP). Prior to January 1, 2006, Cox Radio accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for

Stock Issued to Employees” (APB 25), and related interpretations, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” (Statement 123). With the exception of restricted stock issued under the LTIP, no stock-based employee compensation cost was recognized in the Consolidated Statement of Income for the three months ended March 31, 2005 as all options granted under those plans had either an exercise price equal to the market value of the underlying Class A common stock on the date of grant or, in the case of the ESPP, were issued in connection with a non-compensatory plan. Effective January 1, 2006, Cox Radio adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R), using the modified-prospective transition method. This transition method, discussed in further detail below, does not require results for prior periods to be restated.

Under the modified-prospective transition method, compensation cost recognized during the period of adoption should include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. On October 31, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of all unvested stock options granted under Cox Radio’s LTIP from January 2001 through October 31, 2005. Unvested stock option awards with respect to approximately 4.7 million shares of Class A common stock were subject to this vesting acceleration. However, the Compensation Committee left the exercise date of these options, and all other terms of the awards, unchanged. The purpose of accelerating the vesting of these options was to allow Cox Radio to avoid recognition of compensation expense associated with these options in future periods as the exercise prices exceeded the market value of the underlying stock on the date of acceleration. Therefore, incremental compensation expense recognized in the Consolidated Statement of Income for the three months ended March 31, 2006, as a result of the adoption of SFAS No. 123R, relates only to the current ESPP as no new share-based payments, with the exception of restricted stock awards, have been granted subsequent to January 1, 2006. As indicated above, restricted stock awards were required to be expensed prior to the adoption of SFAS No. 123R. As a result of the adoption of SFAS No. 123R on January 1, 2006, Cox Radio’s income before income taxes for the three months ended March 31, 2006, was $0.1 million lower than if Cox Radio had continued to account for share-based compensation under APB 25.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized stock-based compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. For the three-month period ended March 31, 2006, there was no tax benefit resulting from tax deductions in excess of the related stock-based compensation cost.

Had compensation cost for Cox Radio’s stock-based compensation plans been determined based on the fair value at the grant or enrollment dates in accordance with the fair value provisions of Statement 123, Cox Radio’s net income and net income per share for the three-month period ended March 31, 2005 would have been the pro forma amounts indicated below. Actual results for the three months ended March 31, 2006 have been determined in accordance with the fair value provisions of SFAS No. 123R and, therefore, pro forma results for such period are not necessary.

Three Months Ended March 31, 2005
(Amounts in thousands, except per share data)
Net income, as reported	$13,765
Add: Amortization of unearned compensation related to stock-based compensation plans, net of tax	91
Deduct: stock-based employee compensation expense determined under fair value based method for all stock-based compensation awards, net of tax	(1,426)

Pro forma net income	$12,430

Earnings per share:
Basic—as reported	$0.14

Basic—pro forma	$0.12

Diluted—as reported	$0.14

Diluted—pro forma	$0.12

The fair value of the options granted during the three-month period ended March 31, 2005 was estimated on the date of grant using the Black-Scholes model with the following assumptions:

March 31, 2005
Risk-free interest rate	4.33%
Expected life	6 years
Expected stock price volatility	25.58%
Expected dividend yield	n/a
Fair value at grant date	$5.92

There were no options granted under the LTIP for the three-month period ended March 31, 2006.

The fair value of the employees’ purchase rights granted under the ESPP also was determined using the Black-Scholes model with the following assumptions as of the enrollment dates listed below:

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 22% and 23% of total revenues for the three-month periods ended March 31, 2006 and 2005, respectively.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on Cox Radio’s financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3. Earnings Per Common Share and Capital Structure

	Three Months Ended March 31,
	2006	2005
	(Amounts in thousands, except per share data)
Earnings per share—basic
Net income	$13,983	$13,765

Weighted average common shares outstanding	97,755	100,589

Net income per common share—basic	$0.14	$0.14

Earnings per share—diluted
Net income	$13,983	$13,765

Weighted average common shares outstanding	97,755	100,589

Effect of dilutive securities:
Long-Term Incentive Plan and Employee Stock Purchase Plan	308	129

Shares applicable to earnings per share—diluted	98,063	100,718

Net income per common share—diluted	$0.14	$0.14

The options excluded from the computation of net income per common share—diluted for the three-month periods ended March 31, 2006 and 2005 are summarized below on a weighted average shares outstanding basis. The exercise price of these options was greater than the average market price of the Class A common stock during the three-month periods ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(Amounts in thousands)
Weighted average options outstanding	6,863	6,154

In 2005, Cox Radio’s long-term incentive awards to selected officers and senior executives consisted of a mix of stock options and performance awards. Performance awards are designed to increase in value based on Cox Radio’s operating performance, and are denominated as a number of units which are multiplied by the percentage increase in certain pre-established financial metrics over a five-year period. Performance awards will vest 60% after three years, 80% after four years and 100% after five years from the date of grant. Cox Radio recognizes compensation expense related to the performance awards over the appropriate vesting period. Performance awards will be paid out in cash or, for certain employees, in Cox Radio stock, which will remain subject to restrictions on resale or transfer as long as the recipient is employed by Cox Radio or its affiliates.

In 2006, Cox Radio implemented a new long-term incentive award format that consists of a mix of performance awards (as described above) and restricted stock. Awards of restricted stock will fully vest five years after the date of grant and are subject to a risk of forfeiture until the vesting date. Cox Radio recognizes compensation expense related to the restricted stock awards over the five-year vesting period.

4. Long-Term Debt, Commitments and Contingencies

Cox Radio’s outstanding debt for the periods presented consists of the following:

	March 31, 2006	December 31, 2005
	(Amounts in thousands)
6.625% notes payable, due in February 2006 (1)	$—	$249,988
Revolving credit facility	400,000	155,000

Total long-term debt	$400,000	$404,988

(1)	At December 31, 2005, the estimated aggregate fair value of the 6.625% notes was approximately $250.6 million based on quoted market prices. On February 15, 2006, Cox Radio repaid the $250.0 million principal amount of these notes at maturity using funds from the revolving credit facility.

On June 4, 2004, Cox Radio entered into a $500 million, five-year senior unsecured revolving credit facility. The interest rate for this facility is, at Cox Radio’s option:

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of Cox Radio’s senior long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At March 31, 2006, Cox Radio was in compliance with these covenants. Cox Radio’s credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facility. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. At March 31, 2006, Cox Radio had $400 million of outstanding indebtedness under the credit facility with $100 million available for borrowing. The interest rate applied to amounts due under the credit facility was 5.6% at March 31, 2006. At December 31, 2005, Cox Radio had approximately $155 million of outstanding indebtedness under the credit facility with $345 million available for borrowing. The interest rate applied to amounts due under the credit facility was 5.1% at December 31, 2005. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreement.

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

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. This guarantee expires in February 2008. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At both March 31, 2006 and December 31, 2005, the carrying value of this guarantee was $0.4 million.

On February 15, 2006, Cox Radio repaid the $250.0 million principal amount of the 6.625% notes at maturity using funds from the revolving credit facility.

Cox Radio has an effective shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may also offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of up to $300 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.

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

Cox Radio had one interest rate swap agreement outstanding at March 31, 2006, which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparty to this interest rate swap agreement is a major financial institution. Cox Radio is exposed to credit loss in the event of nonperformance by this counterparty. However, Cox Radio does not anticipate nonperformance by this counterparty.

At March 31, 2006, a single interest rate swap agreement with a $25 million notional principal amount, an annual fixed rate of 6.4% and a September 30, 2007 maturity date was outstanding. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $0.4 million and $0.7 million at March 31, 2006 and December 31, 2005, respectively. The fair value of the swap agreement at March 31, 2006 is included in other long-term liabilities according to the maturity date of the swap.

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

During the three-month periods ended March 31, 2006 and 2005, there was no ineffective portion related to the changes in fair values of the interest rate swap agreement and there were no amounts excluded from the measure of effectiveness. For the three-month period ended March 31, 2006, less than $0.1 million, before related income tax effects, was reclassified into earnings as interest expense. The balance of $0.4 million recorded in accumulated other comprehensive income at March 31, 2006 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending March 31, 2007 is approximately $0.1 million, before related income tax effects. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

6. Goodwill and Other Intangible Assets

Cox Radio accounts for goodwill and intangible assets in accordance with SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, not be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is December 31st.

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
March 31, 2006
FCC licenses and other intangible assets, net	$1,869,401	$566	$1,868,835
Goodwill	217,921	—	217,921

December 31, 2005
FCC licenses and other intangible assets, net	$1,869,300	$561	$1,868,739
Goodwill	217,921	—	217,921

Amortization of amortizable intangible assets was less than $0.1 million for each of the periods ended March 31, 2006 and 2005.

During 2005, Cox Radio completed the acquisition of KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) in Honolulu, Hawaii and, in connection therewith, classified $3.8 million to FCC licenses and less than $0.1 million to goodwill.

During 2005, Cox Radio completed a signal upgrade for WBHJ-FM in Birmingham, Alabama and, in connection therewith, reclassified $5.5 million from other assets to FCC licenses.

7. Shareholders’ Equity

On August 24, 2005, Cox Radio’s Board of Directors authorized a share repurchase program pursuant to which Cox Radio is authorized to repurchase up to $100 million of its outstanding shares of Class A common stock. As of March 31, 2006, Cox Radio had purchased 3.7 million shares for an aggregate purchase price of approximately $53.0 million, including commissions and fees, at an average price of $14.41 per share. As of March 31, 2006, $47.0 million remained authorized as available to repurchase outstanding shares. In addition, during April 2006 Cox Radio purchased an additional 812,800 shares for an aggregate purchase price of approximately $10.8 million, including commissions and fees, at an average price of $13.28 per share, and as of April 30, 2006 $36.2 million remained authorized as available to repurchase outstanding shares. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

8. Stock-Based Compensation Plans

The following is a discussion of stock-based compensation plans subject to the provisions of SFAS No. 123R. At March 31, 2006, Cox Radio had two stock-based employee compensation plans, the LTIP and the ESPP. As discussed in Note 2, prior to January 1, 2006, Cox Radio accounted for these plans under the recognition and measurement provisions of APB 25, and related interpretations, as permitted by Statement 123. Effective January 1, 2006, Cox Radio adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective transition method. The compensation cost that has been charged against income for those plans was $0.3 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 million and less than $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

A summary of the status of Cox Radio’s stock options granted under the LTIP as of March 31, 2006, and changes during the quarter then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	7,263,875	$21.18
Granted	—	—
Exercised	—	—
Forfeited	(96,577)	20.54

Outstanding at March 31, 2006	7,167,298	$21.18

Options exercisable at March 31, 2006	3,955,910	$22.25

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ 6.17-$ 8.46	236,599	0.7 years	$6.61	236,599	0.7 years	$6.61
$13.39-$21.81	5,066,556	7.0 years	19.78	2,103,612	5.4 years	20.23
$22.51-$25.53	1,277,604	5.8 years	24.63	1,029,160	5.8 years	24.62
$31.66	586,539	3.8 years	31.66	586,539	3.8 years	31.66

	7,167,298	6.3 years	21.18	3,955,910	5.0 years	22.25

A summary of the status of Cox Radio’s restricted stock granted as of March 31, 2006, and changes during the quarter then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Restricted shares at January 1, 2006	196,620	$19.77
Granted	272,997	13.15
Forfeited	(5,740)	20.93

Restricted shares at March 31, 2006	463,877	$15.86

As of March 31, 2006, there was $4.5 million of total unrecognized compensation cost related to restricted stock-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 4.3 years, as the awards vest. There were no shares vested during the three months ended March 31, 2006 or 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox Radio’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements, due to various risks, uncertainties or other factors. These factors include competition within the radio broadcasting industry, advertising demand in our markets, the possibility that advertisers may cancel or postpone schedules in response to political events, competition for audience share, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox Radio’s Annual Report on Form 10-K for the year ended December 31, 2005. Cox Radio assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

General

Cox Radio is a leading national radio broadcasting company whose business is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 64% of the common stock of Cox Radio and has approximately 94% of the voting power of Cox Radio.

The primary source of Cox Radio’s revenues is the sale of local and national advertising to be broadcast on its radio stations. Historically, approximately 71% and 22% of Cox Radio’s net revenues have been generated from local and national advertising, respectively. Cox Radio’s most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

Acquisitions and Dispositions

Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by us under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past two years through April 30, 2006 are discussed below.

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

Three months ended March 31, 2006 compared to three months ended March 31, 2005:

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$69,035	$71,279	$(2,244)	(3.1)%
National	21,722	21,033	689	3.3%
Other	6,849	6,257	592	9.5%

Total net revenues	$97,606	$98,569	$(963)	(1.0)%

Net revenues are gross revenues less agency commissions. Local revenues are comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenues represent sales made to advertisers or agencies who are purchasing advertising for multiple markets; these sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. Other revenues are comprised of Internet revenues, syndicated radio program revenues, network revenues and revenues from community events and sponsorships.

Net revenues for the first quarter of 2006 were $97.6 million, down 1.0% from the first quarter of 2005. Local revenues decreased 3.1% and national revenues increased 3.3%, each as compared to the first quarter of 2005. Our stations in Orlando, Miami, Tampa, Honolulu and Greenville delivered solid growth during the first quarter of 2006. The revenue growth at these stations, however, was offset by results for our stations in Atlanta, Jacksonville, Long Island, Birmingham, Richmond, Dayton and Louisville, where revenues were down for the quarter.

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown separately below)	$21,016	$22,341	$(1,325)	(5.9)%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services decreased $1.3 million, or 5.9%, to $21.0 million primarily due to lower broadcast program rights related to our decision not to renew the Atlanta Hawks broadcasting agreement for the 2005-2006 season.

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$39,320	$39,292	$28	0.1%

Selling, general and administrative expenses are comprised of expenses incurred by our sales, promotion and general and administrative departments. Selling, general and administrative expenses were flat when compared to the first quarter of 2005. Additional expenses related to performance units and stock-based compensation awarded under our Third Amended and Restated Long Term Incentive Plan (LTIP) were largely offset by lower sales commissions and marketing costs in the first quarter of 2006.

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$5,140	$4,707	$433	9.2%
Depreciation and amortization	2,642	2,848	(206)	(7.2)%
Other operating expenses, net	79	(140)	219	156.4%

Corporate general and administrative expenses increased $0.4 million to $5.1 million, an increase of 9.2%, as compared to the first quarter of 2005. This increase was primarily a result of additional compensation expense related to the issuance of performance units and other stock-based compensation under our LTIP. The changes in depreciation and amortization and other operating expenses, net were not material to Cox Radio’s operating results or financial condition.

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in thousands)
Operating income	$29,409	$29,521	$(112)	(0.4)%

Operating income for the first quarter of 2006 was $29.4 million, a $0.1 million decrease from the first quarter of 2005 for the reasons discussed above.

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in thousands)
Interest expense	$6,158	$7,285	$(1,127)	(15.5)%

Interest expense during the first quarter of 2006 totaled $6.2 million, as compared to $7.3 million for the first quarter of 2005. This decrease was primarily due to a slightly lower overall average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.375% notes in May 2005 and the repayment at maturity of the $250.0 million principal amount of our 6.625% notes in February 2006. Both series of notes were repaid with proceeds from our revolving credit facility. The average interest rate on our credit facility was 5.5% during the first quarter of 2006 and 3.3% during the first quarter of 2005.

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$5,938	$4,541	$1,397	30.8%
Deferred	3,334	3,915	(581)	(14.8)%

Total income tax expense	$9,272	$8,456	$816	9.6%

Income tax expense increased approximately $0.8 million to $9.3 million in the first quarter of 2006, as compared to $8.5 million in the first quarter of 2005. The increase in income tax expense was primarily attributable to the decrease in interest expense discussed above and a favorable change in the Kentucky tax rate included in the income tax expense for the first quarter of 2005. Our overall effective tax rate was 39.9% for the first quarter of 2006 and 38.1% for the first quarter of 2005.

	March 31, 2006	March 31, 2005	$ Change	% Change
	(Amounts in thousands)
Net income	$13,983	$13,765	$218	1.6%

Net income for the first quarter of 2006 was $14.0 million, as compared to $13.8 million for the first quarter of 2005. This increase was attributable to the various factors discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Cox Radio’s primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. Net cash from operations results primarily from net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains or losses on sales of radio stations, goodwill impairment and changes in working capital accounts. In comparing the three months ended March 31, 2006 to the three months ended March 31, 2005, net cash provided by operating activities decreased $1.0 million due to changes in working capital. Cox Radio expects future net cash provided by operating activities to provide sufficient funding for operations in the near term. Primary uses of liquidity include debt service, acquisitions, capital expenditures, common stock repurchases and investment in signal upgrades.

Cox Radio has an effective shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may also offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of up to $300 million. Unless otherwise described in future prospectus supplements, Cox Radio intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Any borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a London Interbank Offered Rate (LIBOR) based rate (5.0% and 2.9% at March 31, 2006 and 2005, respectively) dependent upon Cox Radio’s credit rating. Cox Radio owed Cox Enterprises approximately $10.4 million and $9.9 million at March 31, 2006 and December 31, 2005, respectively.

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

Debt Service

On June 4, 2004, Cox Radio entered into a $500 million, five-year senior unsecured revolving credit facility. The interest rate for this facility is, at Cox Radio’s option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	the LIBOR plus a spread based on the credit ratings of Cox Radio’s senior long-term debt;

•	the bid rate for the purchase of certificates of deposit of equal principal amount and maturity plus a spread based on the credit ratings of Cox Radio’s senior long-term debt; or

•	the federal funds borrowing rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt.

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.10% to 0.25% depending on the credit rating of Cox Radio’s senior long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At March 31, 2006, Cox Radio was in compliance with these covenants. Cox Radio’s credit facility contains events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. Cox Radio is not in default under its credit facility. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the revolving credit facility. At March 31, 2006, Cox Radio had $400 million of outstanding indebtedness under the credit facility with $100 million available for borrowing. The interest rate applied to amounts due under the credit facility was 5.6% at March 31, 2006. At December 31, 2005, Cox Radio had approximately $155 million of outstanding indebtedness under the facility with $345 million available for borrowing. The interest rate applied to amounts due under the credit facility was 5.1% at December 31, 2005. Since the interest rate is variable, the recorded balance of the credit facilities approximates fair value. See Note 5 to the consolidated financial statements included under Part I, Item I of this Form 10-Q for a discussion of Cox Radio’s interest rate swap agreement.

On February 15, 2006, Cox Radio repaid the $250.0 million principal amount of the 6.625% notes at maturity using funds from the revolving credit facility.

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

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. This guarantee expires in February 2008. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At both March 31, 2006 and December 31, 2005, the carrying value of this guarantee was $0.4 million.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Cox Radio is exposed to a number of financial market risks in the ordinary course of business. Cox Radio has examined exposures to these risks and concluded that none of the exposures are material to cash flows or earnings; however, Cox Radio’s primary financial market risk exposure pertains to changes in interest rates.

Cox Radio’s indebtedness under its various financing arrangements creates interest rate risk. Cox Radio has engaged in several strategies to manage these interest rate risks. As part of this strategy, Cox Radio has entered into an interest rate swap agreement with a major financial institution for purposes of managing borrowing costs.

Pursuant to the interest rate swap agreement, Cox Radio has exchanged its floating rate interest obligations on $25 million in notional principal amount of debt for a fixed interest rate. This agreement has an annual fixed rate of 6.4% and matures on September 30, 2007. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated this agreement as a cash flow hedge as discussed in Note 5 to the consolidated financial statements included herein. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. However, Cox Radio does not anticipate nonperformance by such counterparty, and no material loss would be expected in the event of the counterparty’s nonperformance. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $0.4 million at March 31, 2006 and $0.7 million at December 31, 2005. The fair value of the swap agreement at March 31, 2006 is included in other long-term liabilities according to the maturity date of the swap. The market risk for the interest rate swap is mitigated as the fixed rate received is hedged to the variable rate paid on the credit facility.

The determination of the estimated fair value of Cox Radio’s fixed-rate debt is subject to the effects of interest rate risk. On February 15, 2006, the $250.0 million principal amount of Cox Radio’s 6.625% fixed-rate notes was repaid with proceeds from the variable-rate credit facility. At December 31, 2005, the estimated fair value of fixed-rate debt instruments (our 6.625% notes) was $250.6 million, compared to a carrying amount of $250.0 million. The effect of a hypothetical one percentage point decrease in interest rates would have been to increase the estimated fair value of Cox Radio’s fixed-rate debt instruments from $250.6 million to $250.9 million at December 31, 2005.

The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio’s borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facility and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to variable rate debt instruments. If the LIBOR borrowing rates were to increase 1% above the rates at March 31, 2006, Cox Radio’s interest expense on the revolving credit facility would increase approximately $4.0 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described above.

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

ITEM 4. Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2006, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

Changes in Internal Controls

There were no changes in Cox Radio’s internal control over financial reporting during the period covered by this report that materially affected, or were reasonably likely to materially affect, Cox Radio’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

Cox Radio is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

ITEM 2. Unregistered Sales of Equity Proceeds and Use of Proceeds

(a)	None

(b)	None

(c)	On August 29, 2005, Cox Radio announced that its Board of Directors had authorized a repurchase program for the purchase of up to $100.0 million of Cox Radio’s Class A common stock. Repurchased shares are held in treasury, and the program does not have an expiration date. Cox Radio may terminate the repurchase program at any time, without prior notice, depending upon market conditions and various other factors. The following table sets forth certain information concerning the repurchase of Cox Radio’s Class A common stock during the three-month period ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 to January 31, 2006	0	—	0	$60 million
February 1, 2006 to February 28, 2006	0	—	0	$60 million
March 1, 2006 to March 31, 2006	999,055	$13.37	999,055	$47 million

ITEM 6. Exhibits

Listed below are the exhibits, which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(2) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.

(3) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(4) 4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.

(5) 4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.

(6) 4.3	—	Agreement of Resignation, Appointment and Acceptance, effective March 1, 2005, by and among Cox Radio, Inc., The Bank of New York and The Bank of New York Trust Company, N.A.

(7) 4.4	—	Form of Specimen Class A common stock certificate.

(8) 10.1	—	Five Year Credit Agreement, dated as of June 4, 2004, among Cox Radio, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent for the Lenders, Wachovia Bank, National Association, as Co-Syndication Agent, Bank of America, N.A., as Co-Syndication Agent, J.P. Morgan Securities Inc., as Co-Lead Arranger and Joint Bookrunner, and Wachovia Capital Markets, LLC, as Co-Lead Arranger and Joint Bookrunner.

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2004.
(5)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.
(6)	Incorporated by reference to Exhibit 4.3 of Cox Radio’s Registration Statement on Form S-3 (SEC File No. 333-124114).
(7)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A/A filed February 15, 2002.
(8)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

May 5, 2006	/s/ Neil O. Johnston
Neil O. Johnston
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)