Form 10-Q
period 2006-06-30
COX RADIO INC
filed 2006-08-04
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Class A common stock, par value of $0.33 – 37,098,348 shares outstanding as of June 30, 2006.

Class B common stock, par value of $0.33 - 58,733,016 shares outstanding as of June 30, 2006.

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month period ended June 30, 2006. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash	$2,798	$3,455
Accounts and notes receivable, less allowance for doubtful accounts of $3,144 and $3,190, respectively	88,729	83,388
Prepaid expenses and other current assets	8,033	6,026

Total current assets	99,560	92,869
Property and equipment, net	72,749	74,025
FCC licenses and other intangible assets, net	1,868,865	1,868,739
Goodwill	217,921	217,921
Other assets	25,888	12,510

Total assets	$2,284,983	$2,266,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$31,038	$26,664
Accrued salaries and wages	3,166	2,699
Accrued interest	1,147	6,969
Income taxes payable	—	1,625
Amounts due to Cox Enterprises	11,189	9,898
Other current liabilities	4,927	3,890

Total current liabilities	51,467	51,745
Long-term debt	410,000	404,988
Deferred income taxes	525,440	520,040
Other long term liabilities	12,615	8,631

Total liabilities	999,522	985,404

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 42,860,019 and 42,189,547 shares issued and 37,098,348 and 39,383,476 shares outstanding at June 30, 2006 and December 31, 2005, respectively	14,144	13,923
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at June 30, 2006 and December 31, 2005	19,382	19,382
Additional paid-in capital	638,782	635,650
Unearned stock-based compensation	—	(2,032)
Accumulated other comprehensive income, net of tax	342	235
Retained earnings	694,619	654,968

	1,367,269	1,322,126
Less: Class A common stock held in treasury (5,761,671 and 2,806,071 shares at cost at June 30, 2006 and December 31, 2005, respectively)	(81,808)	(41,466)

Total shareholders’ equity	1,285,461	1,280,660

Total liabilities and shareholders’ equity	$2,284,983	$2,266,064

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues:
Local	$83,625	$83,157	$152,660	$154,436
National	24,551	26,019	46,273	47,052
Other	8,975	8,077	15,824	14,334

Total revenues	117,151	117,253	214,757	215,822

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown below)	20,956	20,546	41,972	42,887
Selling, general and administrative	47,623	46,648	86,943	85,940
Corporate general and administrative	5,495	5,043	10,635	9,750
Depreciation and amortization	2,666	2,853	5,308	5,701
Other operating expenses, net	271	14	350	(126)

Operating income	40,140	42,149	69,549	71,670

Other income (expense):
Interest expense, net	(6,142)	(6,950)	(12,300)	(14,235)
Other items, net	—	(9)	4	(24)

Income before income taxes	33,998	35,190	57,253	57,411

Current income tax expense	6,321	8,660	12,259	13,201
Deferred income tax expense	2,009	5,936	5,343	9,851

Total income tax expense	8,330	14,596	17,602	23,052

Net income	$25,668	$20,594	$39,651	$34,359

Basic net income per share
Net income per common share	$0.27	$0.20	$0.41	$0.34

Diluted net income per share
Net income per common share	$0.27	$0.20	$0.41	$0.34

Weighted average basic common shares outstanding	96,151	100,591	96,948	100,590

Weighted average diluted common shares outstanding	96,455	100,766	97,267	100,766

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2005	42,190	$13,923	58,733	$19,382	$635,650

Comprehensive income:
Net income	—	—	—	—	—
Unrealized gain on interest rate swaps	—	—	—	—	—
Reclassification to earnings of derivative transition adjustments	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Unearned stock based compensation	—	—	—	—	(2,032)
Stock-based compensation expense	—	—	—	—	860

Repurchase of Class A common stock	—	—	—	—	—
Issuance of Class A common stock related to incentive plans	670	221	—	—	3,643

Tax benefit of stock options exercised	—	—	—	—	661

Balance at June 30, 2006	42,860	$14,144	58,733	$19,382	$638,782

	Unearned Compensation	Accumulated Other Comprehensive Income
			Retained Earnings	Treasury Stock		Total
				Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2005	$(2,032)	$235	$654,968	2,806	$(41,466)	$1,280,660

Comprehensive income:
Net income	—	—	39,651	—	—	39,651
Unrealized gain on interest rate swaps	—	79	—	—	—	79
Reclassification to earnings of derivative transition adjustments	—	28	—	—	—	28

Comprehensive income	—	—	—	—	—	39,758

Unearned stock based compensation	2,032	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	860
Repurchase of Class A common stock	—	—	—	2,956	(40,342)	(40,342)
Issuance of Class A common stock related to incentive plans	—	—	—	—	—	3,864
Tax benefit of stock options exercised	—	—	—	—	—	661

Balance at June 30, 2006	$—	$342	$694,619	5,762	$(81,808)	$1,285,461

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$39,651	$34,359
Items not requiring cash:
Depreciation and amortization	5,308	5,701
Deferred income taxes	5,343	9,851
Compensation expense related to long-term incentive compensation plans	3,441	1,400
Other	224	131
Changes in assets and liabilities:

Increase in accounts receivable	(5,341)	(7,246)

Increase (decrease) in accounts payable and accrued expenses	5,008	(3,127)
Increase in accrued salaries and wages	467	762
Decrease in accrued interest	(5,822)	(694)
Decrease in income taxes payable	(3,107)	(489)
Other, net	(7,711)	1,849

Net cash provided by operating activities	37,461	42,497

Cash flows from investing activities:
Capital expenditures	(4,387)	(5,276)
Acquisitions and related expenses, net of cash acquired	—	(4,000)
Option to purchase radio stations	—	(2,000)
Investment in signal upgrades	(2,964)	(1,041)
Other, net	(607)	312

Net cash used in investing activities	(7,958)	(12,005)

Cash flows from financing activities:
Net borrowings under revolving credit facility	255,000	70,000
Repayment of 6.375% notes	—	(100,000)
Repayment of 6.625% notes	(250,000)	—
Repurchase of Class A common stock	(40,342)	—
Cash paid for loss on loan guarantee	—	(2,933)
Proceeds from issuances of stock related to stock-based compensation plans	3,864	127
Tax benefit of stock options exercised	661	9
(Decrease) increase in book overdrafts	(634)	1,318
Increase in amounts due to Cox Enterprises	1,291	868

Net cash used in financing activities	(30,160)	(30,611)

Net decrease in cash and cash equivalents	(657)	(119)
Cash and cash equivalents at beginning of period	3,455	3,230

Cash and cash equivalents at end of period	$2,798	$3,111

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,134	$14,933
Income taxes	14,705	13,690

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Other Information

Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment for accounting purposes, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. indirectly owns approximately 65% of the common stock of Cox Radio and has approximately 95% of the voting power of Cox Radio.

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

The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other period.

2. Summary of Significant Accounting Policies

Revenue Recognition

Cox Radio’s revenues are comprised primarily of local and national advertising revenue. Local revenues are comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenues represent sales made to advertisers or agencies that are purchasing advertising for multiple markets; these sales are typically facilitated by a national representation firm that serves as Cox Radio’s sales agent in these transactions. Other revenues are comprised of Internet revenues, syndicated radio program revenues, network revenues and revenues from community events and sponsorships.

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

Other Assets

Other assets consist primarily of investments in signal upgrades. Signal upgrades represent Cox Radio’s process of enhancing a selected station’s signal strength, allowing it to reach a greater listening audience with a higher quality signal and thereby potentially improving ratings, future cash flows, and ultimately the value of the related FCC license. Upon completion of each signal upgrade, Cox Radio reclassifies the costs incurred for the upgrade to FCC licenses. The amount reclassified is validated based upon an independent appraisal of the FCC license after the upgrade is completed.

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

Income Taxes

Cox Radio provides for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income taxes reflect the net tax effect on future years of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes. Cox Radio evaluates its income tax rates regularly and adjusts rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which Cox Radio operates, among other factors.

Incentive Compensation Plans

During the six months ended June 30, 2006, Cox Radio had three stock-based employee compensation plans, the Third Amended and Restated Long-Term Incentive Plan (LTIP) and two Employee Stock Purchase Plans (each an ESPP). The 2004 ESPP terminated during the first quarter of 2006, and shares were issued under this plan effective March 31, 2006. By June 30, 2006, the new 2006 ESPP had been announced. Prior to January 1, 2006, Cox Radio would have accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” (Statement 123). With the exception of restricted stock issued under the LTIP, no stock-based employee compensation cost was recognized in the Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2005 as all options granted under those plans had either an exercise price equal to the market value of the underlying Class A common stock on the date of grant or, in the case of the 2004 ESPP, were issued in connection with a non-compensatory plan. Effective January 1, 2006, Cox Radio adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R), using the modified-prospective transition method. This transition method, discussed in further detail below, does not require results for prior periods to be restated.

Under the modified-prospective transition method, compensation cost recognized during the period of adoption should include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. On October 31, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of all unvested stock options granted under Cox Radio’s LTIP from January 2001 through October 31, 2005. Unvested stock option awards with respect to approximately 4.7 million shares of Class A common stock were subject to this vesting acceleration. However, the Compensation Committee left the exercise date of these options, and all other terms of the awards, unchanged. The purpose of accelerating the vesting of these options was to allow Cox Radio to avoid recognition of compensation expense associated with these options in future periods as the exercise prices exceeded the market value of the underlying stock on the date of acceleration. Therefore, incremental compensation expense recognized in the Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2006, as a result of the adoption of SFAS No. 123R, relates only to the 2004 ESPP as no new share-based payment awards, with the exception of restricted stock awards, have been granted subsequent to January 1, 2006. As indicated above, restricted stock awards were required to be expensed prior to the adoption of SFAS No. 123R. As a result of the adoption of SFAS No. 123R on January 1, 2006, Cox Radio’s income before income taxes was $0.1 million lower for both the three-month and six-month periods ended June 30, 2006 than if Cox Radio had continued to account for share-based compensation under APB 25.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized stock-based compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. For the three-month and six-month periods ended June 30, 2006, there was a $0.7 million tax benefit resulting from tax deductions in excess of the related stock-based compensation cost.

Had compensation cost for Cox Radio’s stock-based compensation plans been determined based on the fair value at the grant or enrollment dates in accordance with the fair value provisions of Statement 123, Cox Radio’s net income and net income per share for the three-month and six-month periods ended June 30, 2005 would have been the pro forma amounts indicated below. Actual results for the three-month and six-month periods ended June 30, 2006 have been determined in accordance with the fair value provisions of SFAS No. 123R and, therefore, pro forma results for such periods are not necessary.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
	(Amounts in thousands, except per share data)
Net income, as reported	$20,594	$34,359
Add: Amortization of unearned compensation related to stock-based compensation plans, net of tax	(10)	81
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,764)	(3,190)

Pro forma net income	$18,820	$31,250

Earnings per share:
Basic – as reported	$0.20	$0.34

Basic – pro forma	$0.19	$0.31

Diluted – as reported	$0.20	$0.34

Diluted – pro forma	$0.19	$0.31

The fair value of the options granted during the three-month period ended June 30, 2005 was estimated on the date of grant using the Black-Scholes model with the following assumptions:

June 30, 2005
Risk-free interest rate	3.97%
Expected life	6.0 years
Expected stock price volatility	24.61%
Expected dividend yield	n/a
Fair value at grant date	$5.30

There were no options granted under the LTIP for the three-month period ended June 30, 2006.

The fair value of the employees’ purchase rights granted under the 2006 ESPP and the 2004 ESPP was determined using the Black-Scholes model with the following assumptions as of the enrollment dates listed below:

June 16, 2006
Risk-free interest rate	5.16%
Expected life	2.0 years
Expected stock price volatility	22.50%
Expected dividend yield	n/a
Fair value at enrollment date	$4.22

	August 1, 2005	February 1, 2005	August 1, 2004	January 15, 2004
Risk-free interest rate	3.77%	3.35%	2.20%	1.61%
Expected life	0.5 years	1.0 years	1.5 years	2.0 years
Expected stock price volatility	22.47%	25.59%	32.90%	33.15%
Expected dividend yield	n/a	n/a	n/a	n/a
Fair value at enrollment date	$2.49	$4.36	$3.79	$5.93

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 23% of total revenues for the three-month and six-month periods ended June 30, 2006 and 2005.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows financial instruments containing an embedded derivative that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Cox Radio does not expect that the adoption of SFAS No. 155 will have a material impact on its consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140.” SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. Cox Radio does not expect that the adoption of SFAS No. 156 will have a material impact on its consolidated financial condition or results of operations.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position be recognized in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Cox Radio is currently evaluating the impact of adopting FIN 48 on its consolidated financial condition and results of operations.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3. Earnings Per Common Share and Capital Structure

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)
Net income	$25,668	$20,594	$39,651	$34,359

Earnings per share – basic
Weighted average common shares outstanding	96,151	100,591	96,948	100,590

Net income per common share – basic	$0.27	$0.20	$0. 41	$0. 34

Earnings per share – diluted
Weighted average common shares outstanding	96,151	100,591	96,948	100,590
Effect of dilutive securities:
Employee Stock Purchase Plan	—	149	—	150
Long-Term Incentive Plan	304	26	319	26

Shares applicable to earnings per share – diluted	96,455	100,766	97,267	100,766

Net income per common share – diluted	$0.27	$0.20	$0.41	$0.34

The options excluded from the computation of net income per common share – diluted for the three-month and six-month periods ended June 30, 2006 and 2005 are summarized below on a weighted average shares outstanding basis. The exercise price of these options was greater than the average market price of the Class A common stock during the three-month and six-month periods ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Weighted average options	6,554	6,945	6,794	6,808

4. Long-Term Debt, Commitments and Contingencies

Cox Radio’s outstanding debt for the periods presented consists of the following:

	June 30, 2006	December 31, 2005
	(Amounts in thousands)
6.625% notes payable, due in February 2006 (1)	$—	$249,988
Revolving credit facility	410,000	155,000

Total long-term debt	$410,000	$404,988

(1)	At December 31, 2005, the estimated aggregate fair value of the 6.625% notes was approximately $250.6 million based on quoted market prices. On February 15, 2006, Cox Radio repaid the $250.0 million principal amount of these notes at maturity using funds from the revolving credit facility.

On June 4, 2004, Cox Radio entered into a $500 million, five-year senior unsecured revolving credit facility. As of July 26, 2006, in connection with entering into the new revolving credit facility described below, Cox Radio terminated this revolving credit facility. The old credit facility contained, among other provisions, specified leverage and interest coverage requirements. At June 30, 2006, Cox Radio was in compliance with these covenants. Cox Radio’s old credit facility contained events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. At June 30, 2006, Cox Radio was not in default under its credit facility. At June 30, 2006, Cox Radio had $410 million of outstanding indebtedness under the credit facility with $90 million available for borrowing. The interest rate applied to amounts due under the credit facility was 6.1% at June 30, 2006. At December 31, 2005, Cox Radio had approximately $155 million of outstanding indebtedness under the credit facility with $345 million available for borrowing. The interest rate applied to amounts due under the credit facility was 5.1% at December 31, 2005. Since the interest rate was variable, the recorded balance of the credit facilities approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreement.

On July 26, 2006, Cox Radio replaced its existing $500 million, five-year unsecured revolving credit facility with a $600 million five-year unsecured revolving credit facility. The interest rate for the new facility is, at Cox Radio’s option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	the LIBOR plus a spread based on the credit ratings of Cox Radio’s senior long-term debt;

•	the federal funds borrowing rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt.

The new credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior long-term debt. The new credit facility contains, among other provisions, specified leverage and interest coverage requirements. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

In January 2005, Cox Radio paid $2 million for an option to purchase certain radio stations for a fixed price. This option is exercisable at any time and expires in December 2007. According to the terms of the option, if Cox Radio exercises the option, the $2 million option payment will be applied to the purchase price for the stations. In addition, as part of the option agreement, the seller has reserved the right at two distinct times during the option term to require Cox Radio to purchase the stations. If the seller exercises either of these put rights, Cox Radio may refuse to purchase the stations at that time and pay $5 million as a put refusal payment, thereby retaining the option to purchase the stations through December 2007. Therefore, if both the put rights are exercised, Cox Radio would be required to pay up to $10 million in put refusal payments. If during the option period, Cox Radio exercises its right to purchase the stations, any amounts previously paid as put refusal payments also will be applied to the purchase price of the stations. Under certain circumstances specified in the option agreement, Cox Radio may assign its option for value to a third party. During July 2006, the seller exercised its first put right, and Cox Radio paid the $5 million put refusal payment. Cox Radio has accrued this payment and has classified it as a non-current asset in the Consolidated Balance Sheet at June 30, 2006. In addition, based on the current facts and circumstances, Cox Radio has determined that the seller’s exercise of its second put right is probable and, therefore, Cox Radio has accrued the $5 million second put refusal payment at June 30, 2006 as well.

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. This guarantee expires in February 2008. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At both June 30, 2006 and December 31, 2005, the carrying value of this guarantee was $0.4 million.

On February 15, 2006, Cox Radio repaid the $250.0 million principal amount of the 6.625% notes at maturity using funds from its revolving credit facility.

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

In the normal course of business, Cox Radio’s tax returns are subject to examinations by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and Cox Radio accrues a liability when it believes an assessment is probable. In connection with the conclusion of a state income tax audit, current income tax expense during the second quarter of 2006 was reduced by $2.5 million to reflect the difference between the settlement and previously accrued amounts.

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

Cox Radio had one interest rate swap agreement outstanding at June 30, 2006, which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparty to this interest rate swap agreement is a major financial institution. Cox Radio is exposed to credit loss in the event of nonperformance by this counterparty. However, Cox Radio does not anticipate nonperformance by this counterparty.

At June 30, 2006, a single interest rate swap agreement with a $25 million notional principal amount, an annual fixed rate of 6.4% and a September 30, 2007 maturity date was outstanding. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $0.3 million and $0.7 million at June 30, 2006 and December 31, 2005, respectively. The fair value of the swap agreement at June 30, 2006 is included in other long-term liabilities according to the maturity date of the swap.

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

During the three-month period ended June 30, 2006, changes in fair value of the interest rate swap agreement resulted in a $0.3 million credit to interest expense, before related tax effects, due to the ineffectiveness of this cash flow hedge. During the three-month period ended June 30, 2005, there was no ineffective portion. For both periods there were no amounts excluded from the measure of effectiveness. The balance of $0.3 million recorded in accumulated other comprehensive income at June 30, 2006 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending June 30, 2007 is approximately $0.1 million, before related income tax effects. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

6. Goodwill and Other Intangible Assets

Cox Radio accounts for goodwill and intangible assets in accordance with SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, not be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is December 31st.

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
June 30, 2006
FCC licenses and other intangible assets, net	$1,869,436	$571	$1,868,865
Goodwill	217,921	—	217,921

December 31, 2005
FCC licenses and other intangible assets, net	$1,869,300	$561	$1,868,739
Goodwill	217,921	—	217,921

Amortization of amortizable intangible assets was less than $0.1 million for each of the three-month and six-month periods ended June 30, 2006 and 2005.

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

7. Shareholders’ Equity

On August 24, 2005, Cox Radio’s Board of Directors authorized a share repurchase program pursuant to which Cox Radio is authorized to repurchase up to $100 million of its outstanding shares of Class A common stock. As of June 30, 2006, Cox Radio had purchased 5.6 million shares for an aggregate purchase price of approximately $79.9 million, including commissions and fees, at an average price of $14.19 per share. As of June 30, 2006, $20.1 million remained authorized as available to repurchase outstanding shares. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

8. Stock-Based Compensation and Long-Term Incentive Plans

In 2005, Cox Radio’s LTIP consisted of a mix of stock options and performance awards to selected officers and senior executives. Performance awards are designed to increase in value based on Cox Radio’s operating performance and are denominated as a number of units which are multiplied by the percentage increase in certain pre-established financial metrics over a five-year period. Performance awards vest 60% in the third year, 80% in the fourth year, and 100% in the fifth year from the date of grant. Cox Radio recognizes compensation expense related to the performance awards over the appropriate vesting period. Performance awards will be paid out in cash or, for certain employees, in Cox Radio stock, which will remain subject to restrictions on resale or transfer as long as the recipient is employed by Cox Radio or its affiliates.

In 2006, Cox Radio implemented a new LTIP that consists of a mix of performance awards (as described above) and restricted stock. Awards of restricted stock fully vest five years after the date of grant and are subject to a risk of forfeiture until the vesting date. Cox Radio recognizes compensation expense related to the restricted stock awards over the five-year vesting period.

During the six months ended June 30, 2006, Cox Radio had three stock-based employee compensation plans, the LTIP and two ESPPs. The 2004 ESPP terminated during the first quarter of 2006 and shares were issued under this plan effective March 31, 2006. By June 30, 2006, the new 2006 ESPP had been announced. As discussed in Note 2, prior to January 1, 2006, Cox Radio would have accounted for these plans under the recognition and measurement provisions of APB 25, and related interpretations, as permitted by Statement 123. Effective January 1, 2006, Cox Radio adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective transition method. The compensation cost that has been charged against income for those plans was $0.6 million and $0.9 million for the three-month and six-month periods ended June 30, 2006, respectively, and less than $0.1 million and $0.1 million for the three-month and six-month periods ended June 30, 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.2 million and $0.3 million for the three-month and six-month periods ended June 30, 2006, respectively, and less than $0.1 million each for the three-month and six-month periods ended June 30, 2005.

A summary of the status of Cox Radio’s stock options granted under the LTIP as of June 30, 2006, and changes during the quarter then ended is presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at April 1, 2006	7,167,298	$21.18
Granted	—	—
Exercised	(248,754)	8.10
Forfeited	(235,282)	21.60

Outstanding at June 30, 2006	6,683,262	$21.65	$486,894

Options exercisable at June 30, 2006	3,632,659	$23.14	$486,894

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$6.17-$8.46	40,837	0.4 years	$6.73	40,837	0.4 years	$6.73
$13.39-$21.81	4,835,342	6.8 years	19.83	2,018,207	5.3 years	20.32
$ 22.51-$24.66	1,234,044	5.5 years	24.63	1,000,576	5.5 years	24.62
$ 31.66	573,039	3.5 years	31.66	573,039	3.5 years	31.66

	6,683,262	6.3 years	21.65	3,632,659	5.0 years	23.14

A summary of the status of Cox Radio’s restricted stock granted as of June 30, 2006, and changes during the quarter then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Restricted shares at April 1, 2006	472,813	$15.94
Granted	6,514	14.23
Vested	(7,872)	21.87
Forfeited	(5,364)	18.51

Restricted shares at June 30, 2006	466,091	$15.78

As of June 30, 2006, there was $3.9 million of total unrecognized compensation cost related to restricted stock-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 4.1 years, as the awards vest. During the three-month period ended June 30, 2006, 7,872 shares of restricted stock vested. No shares vested during the three-month period ended June 30, 2005.

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

General

Cox Radio is a leading national radio broadcasting company whose business is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 65% of the common stock of Cox Radio and has approximately 95% of the voting power of Cox Radio.

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

Acquisitions and Dispositions

Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by us under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past two years through July 31, 2006 are discussed below.

In January 2005, Cox Radio paid $2 million for an option to purchase certain radio stations for a fixed price. This option is exercisable at any time and expires in December 2007. According to the terms of the option, if Cox Radio exercises the option, the $2 million option payment will be applied to the purchase price for the stations. In addition, as part of the option agreement, the seller has reserved the right at two distinct times during the option term to require Cox Radio to purchase the stations. If the seller exercises either of these put rights, Cox Radio may refuse to purchase the stations at that time and pay $5 million as a put refusal payment, thereby retaining the option to purchase the stations through December 2007. Therefore, if both the put rights are exercised, Cox Radio would be required to pay up to $10 million in put refusal payments. If during the option period, Cox Radio exercises its right to purchase the stations, any amounts previously paid as put refusal payments also will be applied to the purchase price of the stations. Under certain circumstances specified in the option agreement, Cox Radio may assign its option for value to a third party. During July 2006, the seller exercised its first put right, and Cox Radio paid the $5 million put refusal payment. Cox Radio has accrued this payment and has classified it as a non-current asset in the Consolidated Balance Sheet at June 30, 2006. In addition, based on the current facts and circumstances, Cox Radio has determined that the seller’s exercise of its second put right is probable and, therefore, Cox Radio has accrued the $5 million second put refusal payment at June 30, 2006 as well.

In June 2006, Cox Radio entered into a definitive agreement to acquire WBGB-FM serving the Jacksonville, Florida market from Salem Communications for approximately $7.7 million in cash. Pending regulatory approvals, Cox Radio expects to complete this acquisition during the second half of 2006.

Results of Operations

Cox Radio’s results of operations represent the operations of the radio stations owned or operated by Cox Radio, or for which it provides sales and marketing services, during the applicable periods. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report.

Three months ended June 30, 2006 compared to three months ended June 30, 2005:

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$83,625	$83,157	$468	0.6%
National	24,551	26,019	(1,468)	(5.6)%
Other	8,975	8,077	898	11.1%

Total net revenues	$117,151	$117,253	$(102)	(0.1)%

Net revenues are gross revenues less agency commissions. Local revenues are comprised of advertising sales made within a station’s local market or region either directly with the advertiser or through the advertiser’s agency. National revenues represent sales made to advertisers or agencies that are purchasing advertising for multiple markets; these sales are typically facilitated by our national representation firm, which serves as our sales agent in these transactions. Other revenues are comprised of Internet revenues, syndicated radio program revenues, network revenues and revenues from community events and sponsorships.

Net revenues for the second quarter of 2006 were $117.2 million, down 0.1% from the second quarter of 2005. Local revenues increased 0.6% and national revenues decreased 5.6%, each as compared to the second quarter of 2005. Our stations in Orlando, Miami, Houston, Tulsa and Honolulu delivered solid growth during the second quarter of 2006. The revenue growth at these stations, however, was offset by results for our stations in Jacksonville, Richmond, Dayton and Louisville, whose revenues were down for the quarter.

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown separately below)	$20,956	$20,546	$410	2.0%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services increased $0.4 million, or 2.0%, to $21.0 million due to increased programming and technical expenses.

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$47,623	$46,648	$975	2.1%

Selling, general and administrative expenses are comprised of expenses incurred by our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased $1.0 million, or 2.1%, when compared to the second quarter of 2005. This increase was primarily attributable to additional expenses related to performance units and stock-based compensation awarded to employees in our sales, promotion and general and administrative departments under the LTIP in the first quarter of 2006.

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$5,495	$5,043	$452	9.0%
Depreciation and amortization	2,666	2,853	(187)	(6.6)%
Other operating expenses, net	271	14	257	*

*	Change was not statistically meaningful

Corporate general and administrative expenses increased $0.5 million to $5.5 million, an increase of 9.0%, as compared to the second quarter of 2005. This increase was primarily a result of additional compensation expense related to performance units and other stock-based compensation awarded to corporate personnel under the LTIP in the first quarter of 2006. The changes in depreciation and amortization and other operating expenses, net, were not material to our operating results or financial condition.

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Operating income	$40,140	$42,149	$(2,009)	(4.8)%

Operating income for the second quarter of 2006 was $40.1 million, a $2.0 million decrease from the second quarter of 2005 for the reasons discussed above.

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Interest expense	$6,142	$6,950	$(808)	(11.6)%

Interest expense during the second quarter of 2006 totaled $6.1 million, as compared to $7.0 million for the second quarter of 2005. This decrease was primarily due to lower overall outstanding debt. The average interest rate on our credit facility was 6.0% during the second quarter of 2006 and 3.8% during the second quarter of 2005.

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$6,321	$8,660	$(2,339)	(27.0)%
Deferred	2,009	5,936	(3,927)	(66.2)%

Total income tax expense	$8,330	$14,596	$(6,266)	(42.9)%

Income tax expense decreased approximately $6.3 million to $8.3 million in the second quarter of 2006, as compared to $14.6 million in the second quarter of 2005. This decrease was primarily due to a $2.5 million decrease in current income taxes, reflecting the difference between a favorable state income tax audit settlement and previously accrued amounts, and a $3.1 million decrease in deferred income taxes resulting from state income tax law changes. Our overall effective tax rate was 24.5% for the second quarter of 2006 and 41.5% for the second quarter of 2005.

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Net income	$25,668	$20,594	$5,074	24.6%

Net income for the second quarter of 2006 was $25.7 million, as compared to $20.6 million for the second quarter of 2005. This increase was attributable to the various factors discussed above.

Six months ended June 30, 2006 compared to six months ended June 30, 2005:

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$152,660	$154,436	$(1,776)	(1.1)%
National	46,273	47,052	(779)	(1.7)%
Other	15,824	14,334	1,490	10.4%

Total net revenues	$214,757	$215,822	$(1,065)	(0.5)%

Net revenues for the first six months of 2006 decreased $1.1 million to $214.8 million, a 0.5% decrease compared to the first six months of 2005. Local revenues decreased 1.1% and national revenues decreased 1.7%, each as compared to the first six months of 2005. Our stations in Orlando, Miami, Tulsa and Honolulu delivered solid growth during the first six months of 2006. Those increases were partially offset by results for our stations in Jacksonville, Long Island, Richmond, Dayton and Louisville whose revenues were down for the first six months of 2006.

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$41,972	$42,887	$(915)	(2.1)%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services decreased $0.9 million, or 2.1%, to $42.0 million compared to the first six months of 2005 primarily due to lower broadcast program rights related to our decision not to renew the Atlanta Hawks broadcasting agreement for the 2005-2006 season.

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$86,943	$85,940	$1,003	1.2%

Selling, general and administrative expenses are comprised of our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased $1.0 million, or 1.2%, to $86.9 million compared to the first six months of 2005. This increase was primarily attributable to additional expenses related to performance units and stock-based compensation awarded to employees in our sales, promotion and general and administrative departments under the LTIP in the first quarter of 2006.

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$10,635	$9,750	$885	9.1%
Depreciation and amortization	5,308	5,701	(393)	(6.9)%
Other operating expenses, net	350	(126)	476	*

*	Change was not statistically meaningful

Corporate general and administrative expenses increased $0.9 million, or 9.1%, to $10.6 million compared to the first six months of 2005 as a result of additional compensation expense related to the issuance of restricted stock and performance units awarded to corporate personnel under the LTIP in the first quarter of 2006. The changes in depreciation and amortization and other operating expenses, net, were not material to our overall operating results or financial condition.

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Operating income	$69,549	$71,670	$(2,121)	(3.0)%

Operating income for the first six months of 2006 was $69.5 million, a $2.1 million decrease over the first six months of 2005 for the reasons discussed above.

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Interest expense	$12,300	$14,235	$(1,935)	(13.6)%

Interest expense during the first six months of 2006 totaled $12.3 million, as compared to $14.2 million for the first six months of 2005. This decrease was the result of lower overall outstanding debt and a slightly lower overall average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.375% notes in May 2005 and the repayment at maturity of the $250.0 million principal amount of our 6.625% notes in February 2006. Both series of notes were repaid with proceeds from our revolving credit facility. The average rate on our credit facility was 5.8% during the first six months of 2006 and 3.6% during the first six months of 2005.

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$12,259	$13,201	$(942)	(7.1)%
Deferred	5,343	9,851	(4,508)	(45.8)%

Total income tax expense	$17,602	$23,052	$(5,450)	(23.6)%

Income tax expense decreased approximately $5.5 million to $17.6 million in the first six months of 2006 compared to $23.1 million in the first six months of 2005. This decrease was primarily due to a $2.5 million decrease in current income taxes, reflecting the difference between a favorable state income tax audit settlement and previously accrued amounts, and a $3.1 million decrease in deferred income taxes resulting from state income tax law changes. The effective tax rate for the first six months of 2006 and 2005 was 30.7% and 40.2%, respectively.

	June 30, 2006	June 30, 2005	$ Change	% Change
	(Amounts in thousands)
Net income	$39,651	$34,359	$5,292	15.4%

Net income for the first six months of 2006 was $39.7 million, as compared to $34.4 million for the first six months of 2005, for the reasons discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Cox Radio’s primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. Net cash from operations results primarily from net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, gains or losses on sales of radio stations, goodwill impairment and changes in working capital accounts. In comparing the six months ended June 30, 2006 to the six months ended June 30, 2005, net cash provided by operating activities decreased $5.0 million due primarily to a decrease in working capital. Cox Radio expects future net cash provided by operating activities to provide sufficient funding for operations in the near term. Primary uses of liquidity include debt service, acquisitions, capital expenditures, common stock repurchases and investment in signal upgrades.

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

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Any borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-

to-day cash management services for Cox Radio. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a London Interbank Offered Rate (LIBOR) based rate (5.5% and 3.5% at June 30, 2006 and 2005, respectively) dependent upon Cox Radio’s credit rating. Cox Radio owed Cox Enterprises approximately $11.2 million and $9.9 million at June 30, 2006 and December 31, 2005, respectively.

In June 2006, Cox Radio entered into a definitive agreement to acquire WBGB-FM serving the Jacksonville, Florida market from Salem Communications for approximately $7.7 million in cash. Pending regulatory approvals, Cox Radio expects to complete this acquisition during the second half of 2006.

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

Debt Service

On June 4, 2004, Cox Radio entered into a $500 million, five-year senior unsecured revolving credit facility. As of July 26, 2006, in connection with entering into the new revolving credit facility described below, Cox Radio terminated this credit facility. The old credit facility contained, among other provisions, specified leverage and interest coverage requirements. At June 30, 2006, Cox Radio was in compliance with these covenants. Cox Radio’s old credit facility contained events of default based on (i) the failure to pay when due other debt, the outstanding amount of which exceeds $25 million, after the expiration of applicable grace periods and (ii) the acceleration of other debt, the outstanding amount of which exceeds $25 million. At June 30, 2006, Cox Radio was not in default under its credit facility. At June 30, 2006, Cox Radio had $410 million of outstanding indebtedness under the credit facility with $90 million available for borrowing. The interest rate applied to amounts due under the credit facility was 6.1% at June 30, 2006. At December 31, 2005, Cox Radio had approximately $155 million of outstanding indebtedness under the facility with $345 million available for borrowing. The interest rate applied to amounts due under the credit facility was 5.1% at December 31, 2005. Since the interest rate was variable, the recorded balance of the credit facilities approximates fair value. See “Qualitative and Quantitative Disclosures About Market Risk” under Part II, Item 3 of this Form 10-Q for a discussion of Cox Radio’s interest rate swap agreement.

On February 15, 2006, Cox Radio repaid the $250.0 million principal amount of the 6.625% notes at maturity using funds from the revolving credit facility.

On July 26, 2006, Cox Radio entered into a new senior unsecured revolving credit facility with up to $600 million in total borrowing capacity. On July 26, 2006, Cox Radio borrowed $420 million under the new credit facility, of which $410 million was used to repay amounts outstanding under its old credit facility. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the new revolving credit facility. The lending commitments under the new credit facility are scheduled to terminate on July 26, 2011. The interest rate for the new facility is, at Cox Radio’s option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	the LIBOR plus a spread based on the credit ratings of Cox Radio’s senior long-term debt;

•	the federal funds borrowing rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt.

The new credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior long-term debt. The new credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

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

In January 2005, Cox Radio paid $2 million for an option to purchase certain radio stations for a fixed price. This option is exercisable at any time and expires in December 2007. According to the terms of the option, if Cox Radio exercises the option, the $2 million option payment will be applied to the purchase price for the stations. In addition, as part of the option agreement, the seller has reserved the right at two distinct times during the option term to require Cox Radio to purchase the stations. If the seller exercises either of these put rights, Cox Radio may refuse to purchase the stations at that time and pay $5 million as a put refusal payment, thereby retaining the option to purchase the stations through December 2007. Therefore, if both the put rights are exercised, Cox Radio would be required to pay up to $10 million in put refusal payments. If during the option period, Cox Radio exercises its right to purchase the stations, any amounts previously paid as put refusal payments also will be applied to the purchase price of the stations. Under certain circumstances specified in the option agreement, Cox Radio may assign its option for value to a third party. During July 2006, the seller exercised its first put right, and Cox Radio paid the $5 million put refusal payment. Cox Radio has accrued this payment and has classified it as a non-current asset in the Consolidated Balance Sheet at June 30, 2006. In addition, based on the current facts and circumstances, Cox Radio has determined that the seller’s exercise of its second put right is probable and, therefore, Cox Radio has accrued the $5 million second put refusal payment at June 30, 2006 as well.

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. This guarantee expires in February 2008. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At both June 30, 2006 and December 31, 2005, the carrying value of this guarantee was $0.4 million.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

Pursuant to the interest rate swap agreement, Cox Radio has exchanged its floating rate interest obligations on $25 million in notional principal amount of debt for a fixed interest rate. This agreement has an annual fixed rate of 6.4% and matures on September 30, 2007. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated this agreement as a cash flow hedge as discussed in Note 5 to the consolidated financial statements included herein. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. However, Cox Radio does not anticipate nonperformance by such counterparty, and no material loss would be expected in the event of the counterparty’s nonperformance. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $0.3 million at June 30, 2006 and $0.7 million at December 31, 2005. The fair value of the swap agreement at June 30, 2006 is included in other long-term liabilities according to the maturity date of the swap. The market risk for the interest rate swap is mitigated as the fixed rate received is hedged to the variable rate paid on the credit facility.

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

The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio’s borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facility and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to variable rate debt instruments. If the LIBOR borrowing rates were to increase 1% above the rates at June 30, 2006, Cox Radio’s interest expense on the revolving credit facility would increase approximately $4.1 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described above.

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

ITEM 4. Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2006, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	On August 24, 2005, Cox Radio announced that its Board of Directors had authorized a repurchase program for the purchase of up to $100.0 million of Cox Radio’s Class A common stock. Repurchased shares are held in treasury, and the program does not have an expiration date. Cox Radio may terminate the repurchase program at any time, without prior notice, depending upon market conditions and various other factors. The following table sets forth certain information concerning the repurchase of Cox Radio’s Class A common stock during the three-month period ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 to April 30 2006	812,800	$13.28	812,800	$36.2 million
May 1, 2006 to May 31, 2006	591,600	14.38	591,600	$27.7 million
June 1, 2006 to June 30, 2006	552,145	13.91	549,900	$20.1 million

ITEM 4. Submission of Matters to a Vote of Security Holders

Cox Radio held its Annual Meeting of Stockholders on May 11, 2006. Two matters were voted upon at the meeting: the election of a Board of Directors of eight members to serve until the 2007 Annual Meeting or until their successors are duly elected and qualified; and approval of Cox Radio’s 2006 Employee Stock Purchase Plan.

The following directors were elected, and they received the votes indicated:

Nominee	Votes in Favor	Votes Withheld
James C. Kennedy	611,505,927	11,042,050
Juanita P. Baranco	618,017,213	4,530,764
G. Dennis Berry	611,900,113	10,647,864
Jimmy W. Hayes	611,443,212	11,104,765
Paul M. Hughes	617,374,865	5,173,112
Marc W. Morgan	611,441,931	11,106,046
Robert F. Neil	611,516,944	11,031,033
Nicholas D. Trigony	616,135,470	6,412,507

The 2006 Employee Stock Purchase Plan was approved, with 618,672,835 votes in favor, 40,228 votes in opposition, 931,688 abstentions, and 2,903,226 broker non-votes.

ITEM 6. Exhibits

Listed below are the exhibits, which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.
(2) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.
(3) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.
(4) 4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.
(5) 4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.
(6) 4.3	—	Agreement of Resignation, Appointment and Acceptance, effective March 1, 2005, by and among Cox Radio, Inc., The Bank of New York and The Bank of New York Trust Company, N.A.
(7) 4.4	—	Form of Specimen Class A common stock certificate.
(8) 10.1	—	Five Year Credit Agreement, dated as of June 4, 2004, among Cox Radio, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent for the Lenders, Wachovia Bank, National Association, as Co-Syndication Agent, Bank of America, N.A., as Co-Syndication Agent, J.P. Morgan Securities Inc., as Co-Lead Arranger and Joint Bookrunner, and Wachovia Capital Markets, LLC, as Co-Lead Arranger and Joint Bookrunner.

(9) 10.2	—	Credit Agreement, dated as of July 26, 2006, by and among Cox Radio, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Lehman Brothers Inc. and Citibank, N.A., as Syndication Agents, Wachovia Capital Markets, LLC and Bank of Tokyo-Mitsubishi UFJ Trust Company, as Documentation Agents and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunners.

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Form 10-Q for the period ended June 30, 2004.
(5)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Form 10-Q for the period ended June 30, 1999.
(6)	Incorporated by reference to Exhibit 4.3 of Cox Radio’s Registration Statement on Form S-3 (SEC File No. 333-124114).
(7)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(8)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Form 10-Q for the period ended June 30, 2004.
(9)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Form 8-K dated July 26, 2006 and filed July 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

August 4, 2006	/s/ Neil O. Johnston
Neil O. Johnston
Vice President and Chief Financial
Officer (Principal Financial Officer,
Principal Accounting Officer and
duly authorized officer)