Form 10-Q
period 2006-09-30
COX RADIO INC
filed 2006-11-09
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Class A common stock, par value of $0.33 – 36,788,913 shares outstanding as of September 30, 2006.

Class B common stock, par value of $0.33 – 58,733,016 shares outstanding as of September 30, 2006.

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month period ended September 30, 2006. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash	$4,022	$3,455
Accounts and notes receivable, less allowance for doubtful accounts of $3,290 and $3,190, respectively	87,414	83,388
Amounts due from Cox Enterprises	6,362	—
Prepaid expenses and other current assets	6,850	6,026

Total current assets	104,648	92,869
Property and equipment, net	74,240	74,025
FCC licenses and other intangible assets, net	1,876,322	1,868,739
Goodwill	218,016	217,921
Other assets	25,729	12,510

Total assets	$2,298,955	$2,266,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$28,669	$26,664
Accrued salaries and wages	2,951	2,699
Accrued interest	1,119	6,969
Income taxes payable	168	1,625
Amounts due to Cox Enterprises	—	9,898
Current portion of long-term debt	10,000	—
Other current liabilities	5,083	3,890

Total current liabilities	47,990	51,745
Long-term debt, less current portion	400,000	404,988
Deferred income taxes	530,872	520,040
Other long term liabilities	14,867	8,631

Total liabilities	993,729	985,404

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 42,888,784 and 42,189,547 shares issued and 36,788,913 and 39,383,476 shares outstanding at September 30, 2006 and December 31, 2005, respectively	14,153	13,923
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at September 30, 2006 and December 31, 2005	19,382	19,382
Additional paid-in capital	639,426	635,650
Unearned stock-based compensation	—	(2,032)
Accumulated other comprehensive income, net of tax	388	235
Retained earnings	718,570	654,968

	1,391,919	1,322,126
Less: Class A common stock held in treasury (6,099,871 and 2,806,071 shares at cost at September 30, 2006 and December 31, 2005, respectively)	(86,693)	(41,466)

Total shareholders’ equity	1,305,226	1,280,660

Total liabilities and shareholders’ equity	$2,298,955	$2,266,064

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues:
Local	$77,939	$79,383	$230,599	$233,819
National	25,823	25,753	72,096	72,805
Other	8,901	8,099	24,725	22,433

Total revenues	112,663	113,235	327,420	329,057

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown below)	22,011	21,331	63,983	64,218
Selling, general and administrative	41,925	41,415	128,868	127,355
Corporate general and administrative	5,079	5,124	15,714	14,874
Depreciation and amortization	2,716	2,811	8,024	8,512
Other operating expenses, net	18	56	368	(70)

Operating income	40,914	42,498	110,463	114,168

Other income (expense):
Interest expense	(7,008)	(6,567)	(19,308)	(20,802)
Other items, net	(3)	(1)	1	(25)

Income before income taxes	33,903	35,930	91,156	93,341

Current income tax expense	4,555	8,369	16,814	21,570
Deferred income tax expense	5,397	6,104	10,740	15,955

Total income tax expense	9,952	14,473	27,554	37,525

Net income	$23,951	$21,457	$63,602	$55,816

Basic net income per share
Net income per common share	$0.25	$0.21	$0.66	$0.56

Diluted net income per share
Net income per common share	$0.25	$0.21	$0.66	$0.55

Weighted average basic common shares outstanding	95,104	100,486	96,327	100,555

Weighted average diluted common shares outstanding	95,485	100,714	96,718	100,799

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Capital
	(Amounts in thousands)
Balance at December 31, 2005	42,190	$13,923	58,733	$19,382	$635,650

Comprehensive income:
Net income	—	—	—	—	—
Unrealized gain on interest rate swaps	—	—	—	—	—
Reclassification to earnings of derivative transition adjustments	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Unearned stock-based compensation	—	—	—	—	(2,032)
Stock-based compensation expense	—	—	—	—	1,214
Repurchase of Class A common stock	—	—	—	—	—
Issuance of Class A common stock related to incentive plans	699	230	—	—	3,824
Tax benefit of stock options exercised	—	—	—	—	770

Balance at September 30, 2006	42,889	$14,153	58,733	$19,382	$639,426

	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock
				Shares	Amount	Total
	(Amounts in thousands)
Balance at December 31, 2005	$(2,032)	$235	$654,968	2,806	$(41,466)	$1,280,660

Comprehensive income:
Net income	—	—	63,602	—	—	63,602
Unrealized gain on interest rate swaps	—	111	—	—	—	111
Reclassification to earnings of derivative transition adjustments	—	42	—	—	—	42

Comprehensive income	—	—	—	—	—	63,755

Unearned stock-based compensation	2,032	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	1,214
Repurchase of Class A common stock	—	—	—	3,294	(45,227)	(45,227)
Issuance of Class A common stock related to incentive plans	—	—	—	—	—	4,054
Tax benefit of stock options exercised	—	—	—	—	—	770

Balance at September 30, 2006	$—	$388	$718,570	6,100	$(86,693)	$1,305,226

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$63,602	$55,816
Items not requiring cash:
Depreciation and amortization	8,024	8,512
Deferred income taxes	10,740	15,955
Compensation expense related to long-term incentive compensation plans	5,420	2,523
Other	805	338
Changes in assets and liabilities:

Increase in accounts receivable	(4,026)	(2,528)

(Decrease) increase in accounts payable and accrued expenses	(2,242)	85
(Decrease) increase in accrued salaries and wages	(1,580)	417
Decrease in accrued interest	(4,018)	(4,781)
(Decrease) increase in income taxes payable	(1,457)	1,864
Other, net	2,600	2,640

Net cash provided by operating activities	77,868	80,841

Cash flows from investing activities:
Capital expenditures	(8,530)	(8,397)
Acquisitions and related expenses, net of cash acquired	(7,666)	(4,000)
Option to purchase radio stations	(5,000)	(2,000)
Investment in signal upgrades	(3,056)	(1,982)
Proceeds from sales of assets	14	177
Other, net	(646)	161

Net cash used in investing activities	(24,884)	(16,041)

Cash flows from financing activities:
Net borrowings under revolving credit facility	255,000	50,000
Repayment of 6.375% notes	—	(100,000)
Repayment of 6.625% notes	(250,000)	—
Repurchase of Class A common stock	(45,227)	(8,956)
Cash paid for loss on loan guarantee	—	(2,933)
Proceeds from issuances of stock related to stock-based compensation plans	4,054	134
Tax benefit of stock options exercised	770	9
(Decrease) increase in book overdrafts	(754)	773
Decrease in amounts due to Cox Enterprises	(16,260)	(3,299)

Net cash used in financing activities	(52,417)	(64,272)

Net increase in cash and cash equivalents	567	528
Cash and cash equivalents at beginning of period	3,455	3,230

Cash and cash equivalents at end of period	$4,022	$3,758

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,170	$25,587
Income taxes	17,501	19,706

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

The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other period.

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

Incentive Compensation Plans

In 2005, Cox Radio’s Long-Term Incentive Plan (LTIP) consisted of a mix of stock options and performance awards to selected officers and senior executives. Performance awards are designed to increase in value based on Cox Radio’s operating performance and are denominated as a number of units which are multiplied by the percentage increase in certain pre-established financial metrics over a five-year period. Performance awards vest 60% in the third year, 80% in the fourth year, and 100% in the fifth year from the date of grant. Cox Radio recognizes compensation expense related to the performance awards over the appropriate vesting period based on the amount that is expected to be paid upon vesting of the awards. Performance awards will be paid out in cash or, for certain employees, in Cox Radio stock, which will remain subject to restrictions on resale or transfer as long as the recipient is employed by Cox Radio or its affiliates.

In 2006, Cox Radio implemented a new LTIP that consists of a mix of performance awards (as described above) and restricted stock. Awards of restricted stock fully vest five years after the date of grant and are subject to a risk of forfeiture until the vesting date. Cox Radio recognizes compensation expense related to the restricted stock awards over the five-year vesting period.

During the nine months ended September 30, 2006, Cox Radio had three stock-based employee compensation plans, the LTIP and two Employee Stock Purchase Plans (each an ESPP). The 2004 ESPP terminated during the first quarter of 2006, and shares were issued under this plan effective March 31, 2006. In July 2006, payroll deductions began for employees participating in the new 2006 ESPP. Prior to January 1, 2006, Cox Radio would have accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” (Statement 123). With the exception of restricted stock issued under the LTIP, no stock-based employee compensation cost was recognized in the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2005 as all options granted under those plans had either an exercise price equal to the market value of the underlying Class A common stock on the date of grant or, in the case of the 2004 ESPP, were issued in connection with a non-compensatory plan. Effective January 1, 2006, Cox Radio adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R), using the modified-prospective transition method. This transition method, discussed in further detail below, does not require results for prior periods to be restated.

Under the modified-prospective transition method, compensation cost recognized during the period of adoption should include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. On October 31, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of all unvested stock options granted under Cox Radio’s LTIP from January 2001 through October 31, 2005. Unvested stock option awards with respect to approximately 4.7 million shares of Class A common stock were subject to this vesting acceleration. However, the Compensation Committee left the exercise date of these options, and all other terms of the awards, unchanged. The purpose of accelerating the vesting of these options was to allow Cox Radio to avoid recognition of compensation expense associated with these options in future periods as the exercise prices exceeded the market value of the underlying stock on the date of acceleration. Therefore, incremental compensation expense recognized in the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2006, as a result of the adoption of SFAS No. 123R, relates only to the two ESPPs as no new share-based payment awards, with the exception of restricted stock awards, have been granted subsequent to January 1, 2006. As indicated above, restricted stock awards were required to be expensed prior to the adoption of SFAS No. 123R. As a result of the adoption of SFAS No. 123R on January 1, 2006, Cox Radio’s income before income taxes was $0.1 million and $0.2 million lower for the three-month and nine-month periods ended September 30, 2006, respectively, than if Cox Radio had continued to account for share-based compensation under APB 25.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized stock-based compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. For the three-month and nine-month periods ended September 30, 2006, there were tax benefits of $0.1 million and $0.8 million, respectively, resulting from tax deductions in excess of the related stock-based compensation cost.

Had compensation cost for Cox Radio’s stock-based compensation plans been determined based on the fair value at the grant or enrollment dates in accordance with the fair value provisions of Statement 123, Cox Radio’s net income and net income per share for the three-month and nine-month periods ended September 30, 2005 would have been the pro forma amounts indicated below. Actual results for the three-month and nine-month periods ended September 30, 2006 have been determined in accordance with the fair value provisions of SFAS No. 123R and, therefore, pro forma results for such periods are not necessary.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
	(Amounts in thousands, except per share data)
Net income, as reported	$21,457	$55,816
Add: Amortization of unearned compensation related to stock-based compensation plans, net of tax	87	168
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,393)	(4,583)

Pro forma net income	$20,151	$51,401

Earnings per share:
Basic – as reported	$0.21	$0.56

Basic – pro forma	$0.20	$0.51

Diluted – as reported	$0.21	$0.55

Diluted – pro forma	$0.20	$0.51

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 23% of total revenues for the three-month and nine-month periods ended September 30, 2006 and 2005.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position be recognized and measured in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Cox Radio is currently evaluating the impact of adopting FIN 48 on its consolidated financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. Cox Radio does not expect the implementation of SAB No. 108 to have a material impact on its consolidated financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The adoption of SFAS No. 157 is not expected to have a material impact on Cox Radio’s financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, with limited exceptions; and (c) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur as a component of comprehensive income. The requirement to recognize the funded status of a benefit plan and the related disclosure requirements are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 will not have a material impact on Cox Radio’s financial position, results of operations, or cash flows due to the fact that Cox Radio does not sponsor a defined benefit plan.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3.	Earnings Per Common Share and Capital Structure

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)
Net income	$23,951	$21,457	$63,602	$55,816

Earnings per share – basic
Weighted average common shares outstanding	95,104	100,486	96,327	100,555

Net income per common share – basic	$0.25	$0.21	$0. 66	$0. 56

Earnings per share – diluted
Weighted average common shares outstanding	95,104	100,486	96,327	100,555
Effect of dilutive securities:
Employee Stock Purchase Plan	41	27	35	33
Long-Term Incentive Plan	340	201	356	211

Shares applicable to earnings per share – diluted	95,485	100,714	96,718	100,799

Net income per common share – diluted	$0.25	$0.21	$0.66	$0.55

The options excluded from the computation of net income per common share – diluted for the three-month and nine-month periods ended September 30, 2006 and 2005 are summarized below on a weighted average shares outstanding basis. The exercise price of these options was greater than the average market price of the Class A common stock during the three-month and nine-month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Weighted average options	6,384	6,865	6,546	6,090

4.	Long-Term Debt, Commitments and Contingencies

Cox Radio’s outstanding debt for the periods presented consists of the following:

	September 30, 2006	December 31, 2005
	(Amounts in thousands)
6.625% notes payable, due in February 2006 (1)	$—	$249,988
Revolving credit facility	410,000	155,000

Total outstanding debt	410,000	404,988
Less current portion	(10,000)	—

Total long-term debt	$400,000	$404,988

(1)	At December 31, 2005, the estimated aggregate fair value of the 6.625% notes was approximately $250.6 million based on quoted market prices. On February 15, 2006, Cox Radio repaid the $250.0 million principal amount of these notes at maturity using funds from the revolving credit facility.

On July 26, 2006, Cox Radio replaced its then existing $500 million, five-year unsecured revolving credit facility with a $600 million five-year unsecured revolving credit facility. The interest rate for the new facility is, at Cox Radio’s option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	the London Interbank Offered Rate (LIBOR) plus a spread based on the credit ratings of Cox Radio’s senior long-term debt;

•	the federal funds borrowing rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt.

The new credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior long-term debt. The new credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At September 30, 2006, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At September 30, 2006, Cox Radio had $410 million of outstanding indebtedness under the new credit facility with $190 million available for borrowing. The interest rate applied to amounts due under the new credit facility was 6.0% at September 30, 2006. At December 31, 2005, Cox Radio had approximately $155 million of outstanding indebtedness under the old facility with $345 million available for borrowing. The interest rate applied to amounts due under the old credit facility was 5.1% at December 31, 2005. Since the interest rate under each credit facility was variable, the recorded balance of each credit facility approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreement.

In January 2005, Cox Radio paid $2 million for a right to purchase five radio stations for $60 million. In October 2006, the related agreement was amended to extend the period within which Cox Radio could elect to purchase the stations by approximately one month, to January 31, 2008. During the term of the agreement, the sellers at two times can give notice, in effect requesting but not requiring that Cox radio purchase the stations. Upon receiving such notice, if Cox Radio elects to not purchase the stations at that time, it must pay $5 million to the sellers to retain the right to buy the radio stations. If Cox Radio elects to acquire the stations at any time during the term of the agreement, the initial $2 million payment and any amounts paid by Cox Radio to retain the right to acquire the stations will be applied to the purchase price of the stations. In addition, the agreement provides that Cox Radio can at any time terminate the agreement by paying to the sellers $10 million-less any prior payments to the sellers to retain the right to acquire the stations. In July 2006, Cox Radio made the first $5 million payment to the sellers to retain its right to acquire the radio stations. At the same time, Cox Radio determined that it was probable that the second $5 million payment to retain the right to acquire the stations would be made. Accordingly, the initial $2 million payment, as well as both the $5 million payments to retain the right to acquire the stations, was included in Other Assets in the accompanying consolidated balance sheet as of June 30, 2006.

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. This guarantee expires in February 2008. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At both September 30, 2006 and December 31, 2005, the carrying value of this guarantee was $0.4 million.

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

In the normal course of business, Cox Radio’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and Cox Radio accrues a liability when it believes an assessment is probable. For the nine months ended September 30, 2006, current tax expense was reduced by $5.4 million to reflect the outcome of certain state income tax audits which have concluded or are expected to conclude during 2006.

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

Cox Radio had one interest rate swap agreement outstanding at September 30, 2006. Pursuant to the interest rate swap agreement, Cox Radio has exchanged its floating rate interest obligations on $25 million in notional principal amount of debt for a fixed annual interest rate of 6.4%. This agreement matures in September 2007. The counterparty to this interest rate swap agreement is a major financial institution. Cox Radio is exposed to credit loss in the event of nonperformance by this counterparty. However, Cox Radio does not anticipate nonperformance by this counterparty.

The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $0.3 million and $0.7 million at September 30, 2006 and December 31, 2005, respectively. The fair value of the swap agreement at September 30, 2006 is included in other current liabilities according to the maturity date of the swap.

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

During the three-month period ended September 30, 2006, changes in fair value of the interest rate swap agreement resulted in a $0.1 million charge to interest expense, before related tax effects, due to the ineffectiveness of this cash flow hedge. During the three-month period ended September 30, 2005, there was no ineffective portion. For both periods there were no amounts excluded from the measure of effectiveness. The balance of $0.4 million recorded in accumulated other comprehensive income at September 30, 2006 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the twelve months ending September 30, 2007 is approximately $0.1 million, before related income tax effects. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions related to interest rates.

6.	Goodwill and Other Intangible Assets

Cox Radio accounts for goodwill and intangible assets in accordance with SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, not be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is December 31st.

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
September 30, 2006
FCC licenses and other intangible assets, net	$1,876,898	$576	$1,876,322
Goodwill	218,016	—	218,016

December 31, 2005
FCC licenses and other intangible assets, net	$1,869,300	$561	$1,868,739
Goodwill	217,921	—	217,921

Amortization of amortizable intangible assets was less than $0.1 million for each of the three-month and nine-month periods ended September 30, 2006 and 2005.

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

In September 2006, Cox Radio consummated the acquisition of WBGB-FM serving the Jacksonville, Florida market for a purchase price of approximately $7.7 million. The purchase price was allocated substantially to FCC licenses.

7.	Shareholders’ Equity

On August 24, 2005, Cox Radio’s Board of Directors authorized a share repurchase program pursuant to which Cox Radio is authorized to repurchase up to $100 million of its outstanding shares of Class A common stock. As of September 30, 2006, Cox Radio had purchased 6.0 million shares for an aggregate purchase price of approximately $84.8 million, including commissions and fees, at an average price of $14.21 per share. As of September 30, 2006, $15.2 million remained authorized as available to repurchase outstanding shares. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

8.	Stock-Based Compensation and Long-Term Incentive Plans

During the nine months ended September 30, 2006, Cox Radio had three stock-based employee compensation plans, the LTIP and two ESPPs. The 2004 ESPP terminated during the first quarter of 2006 and shares were issued under this plan effective March 31, 2006. In July 2006, payroll deductions began for employees participating in the new 2006 ESPP. As discussed in Note 2, prior to January 1, 2006, Cox Radio would have accounted for these plans under the recognition and measurement provisions of APB 25 and related interpretations, as permitted by Statement 123. Effective January 1, 2006, Cox Radio adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective transition method. The compensation cost charged against income for those plans was $0.3 million and $1.2 million for the three-month and nine-month periods ended September 30, 2006, respectively, and $0.1 million and $0.3 million for the three-month and nine-month periods ended September 30, 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 million and $0.4 million for the three-month and nine-month periods ended September 30, 2006, respectively, and $0.1 million each for the three-month and nine-month periods ended September 30, 2005. Total cash received from options exercised during the nine-month periods ended September 30, 2006 and 2005 was $4.1 million and $0.1 million, respectively.

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

A summary of the status of Cox Radio’s stock options granted under the LTIP as of September 30, 2006, and changes during the quarter then ended is presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at July 1, 2006	6,683,262	$21.65
Granted	—	—
Exercised	(30,825)	6.17
Forfeited	(33,596)	20.10

Outstanding at September 30, 2006	6,618,841	$21.73	$466,931

Options exercisable at September 30, 2006	3,600,618	$23.29	$466,931

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ 8.46	10,012	0.7 years	$8.46	10,012	0.7 years	$8.46
$13.39-$21.81	4,806,006	6.6 years	19.83	2,019,135	5.1 years	20.34
$22.51-$24.66	1,231,014	5.3 years	24.63	999,662	5.3 years	24.62
$31.66	571,809	3.3 years	31.66	571,809	3.3 years	31.66

	6,618,841	6.0 years	21.73	3,600,618	4.8 years	23.29

There were no options granted under the LTIP for the three-month periods ended September 30, 2006 and 2005.

A summary of the status of Cox Radio’s restricted stock granted under the LTIP as of September 30, 2006, and changes during the quarter then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Restricted shares at July 1, 2006	466,091	$15.78
Granted	—	—
Vested	(75)	13.56
Forfeited	(2,060)	13.15

Restricted shares at September 30, 2006	463,956	$15.80

As of September 30, 2006, there was $3.6 million of total unrecognized compensation cost related to restricted stock-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.8 years, as the awards vest. During the three-month period ended September 30, 2006, 75 shares of restricted stock vested. No shares vested during the three-month period ended September 30, 2005.

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

The primary source of Cox Radio’s revenues is the sale of local and national advertising to be broadcast on its radio stations. For the three-month and nine-month periods ended September 30, 2006, approximately 69% and 70% of Cox Radio’s net revenues, respectively, have been generated from local advertising. For the three-month and nine-month periods ended September 30, 2006, approximately 23% and 22% of Cox Radio’s net revenues, respectively, have been generated from national advertising. Cox Radio’s most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

Acquisitions and Dispositions

Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by us under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past two years through October 31, 2006 are discussed below.

In January 2005, Cox Radio paid $2 million for a right to purchase five radio stations for $60 million. In October 2006, the related agreement was amended to extend the period within which Cox Radio could elect to purchase the stations by approximately one month, to January 31, 2008. During the term of the agreement, the sellers at two times can give notice, in effect requesting but not requiring that Cox Radio purchase the stations. Upon receiving such notice, if Cox Radio elects to not purchase the stations at that time, it must pay $5 million to the sellers to retain the right to buy the radio stations. If Cox Radio elects to acquire the stations at any time during the term of the agreement, the initial $2 million payment and any amounts paid by Cox Radio to retain the right to acquire the stations will be applied to the purchase price of the stations. In addition, the agreement provides that Cox Radio can at any time terminate the agreement by paying to the sellers $10 million-less any prior payments to the sellers to retain the right to acquire the stations. In July 2006, Cox Radio made the first $5 million payment to the sellers to retain its right to acquire the radio stations. At the same time, Cox Radio determined that it was probable that the second $5 million payment to retain the right to acquire the stations would be made. Accordingly, the initial $2 million payment, as well as both of the $5 million payments to retain the right to acquire the stations, was included in Other Assets in the accompanying consolidated balance sheet as of June 30, 2006. Currently, Cox Radio expects to exercise its right to purchase the stations prior to the expiration of the agreement in January 2008.

In September 2006, Cox Radio consummated the acquisition of WBGB-FM serving the Jacksonville, Florida market for a purchase price of approximately $7.7 million. The purchase price was allocated substantially to FCC licenses.

Results of Operations

Cox Radio’s results of operations represent the operations of the radio stations owned or operated by Cox Radio, or for which it provides sales and marketing services, during the applicable periods. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report.

Three months ended September 30, 2006 compared to three months ended September 30, 2005:

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$77,939	$79,383	$(1,444)	(1.8)%
National	25,823	25,753	70	0.3%
Other	8,901	8,099	802	9.9%

Total net revenues	$112,663	$113,235	$(572)	(0.5)%

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

Net revenues for the third quarter of 2006 were $112.7 million, down 0.5% from the third quarter of 2005. Local revenues decreased 1.8% and national revenues increased 0.3%, each as compared to the third quarter of 2005. Our stations in Orlando, Tampa, Southern Connecticut and Birmingham delivered solid growth during the third quarter of 2006. The revenue growth at these stations, however, was offset by results of our stations in Long Island, Richmond, Dayton and Louisville, where net revenues were down for the quarter. Other revenues for the third quarter of 2006 increased $0.8 million, or 9.9%, compared to the third quarter of 2005, primarily due to an increase in Internet revenues, which were up 47.1%.

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown separately below)	$22,011	$21,331	$680	3.2%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services increased $0.7 million, or 3.2%, to $22.0 million due to increased programming and technical expenses.

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$41,925	$41,415	$510	1.2%

Selling, general and administrative expenses are comprised of expenses incurred by our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased $0.5 million, or 1.2%, when compared to the third quarter of 2005. This increase was attributable to additional expenses related to performance units and stock-based compensation awarded to employees in our sales, promotion and general and administrative departments under the LTIP in the first quarter of 2006.

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$5,079	$5,124	$(45)	(0.9)%
Depreciation and amortization	2,716	2,811	(95)	(3.4)%
Other operating expenses, net	18	56	(38)	*

*	Change was not statistically meaningful

Corporate general and administrative expenses decreased 0.9% as compared to the third quarter of 2005. For the third quarter of 2006, increased compensation expense related to performance units and stock-based compensation awarded to corporate employees under the LTIP in the first quarter of 2006 was offset by decreased legal and audit expenses. The changes in depreciation and amortization and other operating expenses, net, were not material to our operating results or financial condition.

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Operating income	$40,914	$42,498	$(1,584)	(3.7)%

Operating income for the third quarter of 2006 was $40.9 million, a $1.6 million decrease from the third quarter of 2005 for the reasons discussed above.

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Interest expense	$7,008	$6,567	$441	6.7%

Interest expense during the third quarter of 2006 totaled $7.0 million, as compared to $6.6 million for the third quarter of 2005. This increase was the result of a higher average borrowing rate on our five-year revolving credit facility. The average rate on our credit facility was 5.8% during the third quarter of 2006 and 4.3% during the third quarter of 2005.

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$4,555	$8,369	$(3,814)	(45.6)%
Deferred	5,397	6,104	(707)	(11.6)%

Total income tax expense	$9,952	$14,473	$(4,521)	(31.2)%

Income tax expense decreased approximately $4.5 million to $10.0 million in the third quarter of 2006, as compared to $14.5 million in the third quarter of 2005. This decrease was primarily due to a reduction in current income taxes associated with the expected resolution of certain state income tax audits. Our overall effective tax rate was 29.4% for the third quarter of 2006 and 40.3% for the third quarter of 2005.

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Net income	$23,951	$21,457	$2,494	11.6%

Net income for the third quarter of 2006 was $24.0 million, an increase of $2.5 million over the third quarter of 2005. This increase was attributable to the various factors discussed above.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005:

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$230,599	$233,819	$(3,220)	(1.4)%
National	72,096	72,805	(709)	(1.0)%
Other	24,725	22,433	2,292	10.2%

Total net revenues	$327,420	$329,057	$(1,637)	(0.5)%

Net revenues for the first nine months of 2006 decreased $1.6 million to $327.4 million, a 0.5% decrease compared to the first nine months of 2005. Local revenues decreased 1.4% and national revenues decreased 1.0%, each as compared to the first nine months of 2005. These decreases were partially offset by an increase in other revenues, which increased 10.2% compared to the first nine months of 2005 primarily due to a 48.3% increase in Internet revenues during that same period. Our stations in Orlando, Miami, Tampa and Honolulu delivered solid growth during the first nine months of 2006. Those increases were offset by results for our stations in Jacksonville, Long Island, Richmond, Dayton and Louisville where revenues were down for the first nine months of 2006.

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$63,983	$64,218	$(235)	(0.4)%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services decreased $0.2 million, or 0.4%, to $64.0 million compared to the first nine months of 2005, primarily due to lower broadcast program rights related to our decision not to renew the Atlanta Hawks broadcasting agreement for the 2005-2006 season. This decrease was largely offset by increased programming and technical expenses in the first nine months of 2006.

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$128,868	$127,355	$1,513	1.2%

Selling, general and administrative expenses are comprised of expenses incurred by our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased $1.5 million, or 1.2%, to $128.9 million compared to the first nine months of 2005. This increase was primarily attributable to additional expenses related to performance units and stock-based compensation awarded to employees in our sales, promotion and general and administrative departments under the LTIP in the first quarter of 2006.

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$15,714	$14,874	$840	5.6%
Depreciation and amortization	8,024	8,512	(488)	(5.7)%
Other operating expenses, net	368	(70)	438	*

*	Change was not statistically meaningful

Corporate general and administrative expenses increased $0.8 million, or 5.6%, to $15.7 million compared to the first nine months of 2005 as a result of additional compensation expense related to performance units and stock-based compensation awarded to corporate personnel under the LTIP in the first quarter of 2006. The changes in depreciation and amortization and other operating expenses, net, were not material to our overall operating results or financial condition.

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Operating income	$110,463	$114,168	$(3,705)	(3.2)%

Operating income for the first nine months of 2006 was $110.5 million, a $3.7 million decrease over the first nine months of 2005 for the reasons discussed above.

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Interest expense	$19,308	$20,802	$(1,494)	(7.2)%

Interest expense during the first nine months of 2006 totaled $19.3 million, as compared to $20.8 million for the first nine months of 2005. This decrease was the result of a slightly lower overall average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.375% notes in May 2005 with proceeds from our five-year revolving credit facility. The average rate on our credit facility was 5.8% during the first nine months of 2006 and 3.8% during the first nine months of 2005.

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$16,814	$21,570	$(4,756)	(22.0)%
Deferred	10,740	15,955	(5,215)	(32.7)%

Total income tax expense	$27,554	$37,525	$(9,971)	(26.6)%

Income tax expense decreased approximately $10.0 million to $27.6 million in the first nine months of 2006 compared to $37.5 million in the first nine months of 2005. This decrease was primarily due to a reduction in current income taxes associated with the actual or expected resolution of certain state income tax audits and a reduction in deferred income taxes associated with changes in state income tax laws. The effective tax rate for the first nine months of 2006 and 2005 was 30.2% and 40.2%, respectively.

	September 30, 2006	September 30, 2005	$ Change	% Change
	(Amounts in thousands)
Net income	$63,602	$55,816	$7,786	13.9%

Net income for the first nine months of 2006 was $63.6 million, an increase of $7.8 million over the first nine months of 2005, for the reasons discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Cox Radio’s primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. In comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, net cash provided by operating activities decreased $3.0 million due primarily to an increase in working capital. Cox Radio expects future net cash provided by operating activities to provide sufficient funding for operations in the near term. Primary uses of liquidity include debt service, acquisitions, capital expenditures, common stock repurchases and investment in signal upgrades.

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

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Any borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate (5.6% and 4.0% at September 30, 2006 and 2005, respectively) dependent upon Cox Radio’s credit rating. Cox Enterprises owed Cox Radio approximately $6.4 million at September 30, 2006 and Cox Radio owed Cox Enterprises approximately $9.9 million at December 31, 2005.

In September 2006, Cox Radio consummated the acquisition of WBGB-FM serving the Jacksonville, Florida market for a purchase price of approximately $7.7 million. Cox Radio funded the acquisition with cash on hand and borrowings under its credit facility.

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

On July 26, 2006, Cox Radio entered into a new senior unsecured revolving credit facility with up to $600 million in total borrowing capacity. On July 26, 2006, Cox Radio borrowed $420 million under the new credit facility, of which $410 million was used to repay amounts outstanding under its old credit facility. As a result of its business operations, Cox Radio may generate excess cash which could from time to time be used to repay amounts outstanding under the new revolving credit facility. The lending commitments under the new credit facility are scheduled to terminate on July 26, 2011. The interest rate for the new facility is, at Cox Radio’s option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	LIBOR plus a spread based on the credit ratings of Cox Radio’s senior long-term debt;

•	the federal funds borrowing rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt.

The new credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior long-term debt. The new credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined in the credit facility. At September 30, 2006, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At September 30, 2006, Cox Radio had $410 million of outstanding indebtedness under the new credit facility with $190 million available for borrowing. The interest rate applied to amounts due under the new credit facility was 6.0% at September 30, 2006. At December 31, 2005, Cox Radio had approximately $155 million of outstanding indebtedness under the old facility with $345 million available for borrowing. The interest rate applied to amounts due under the old credit facility was 5.1% at December 31, 2005. Since the interest rate under each credit facility was variable, the recorded balance of each credit facility approximates fair value. See “Qualitative and Quantitative Disclosures About Market Risk” under Part II, Item 3 of this Form 10-Q for a discussion of Cox Radio’s interest rate swap agreement.

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

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. This guarantee expires in February 2008. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At both September 30, 2006 and December 31, 2005, the carrying value of this guarantee was $0.4 million.

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

Pursuant to the interest rate swap agreement, Cox Radio has exchanged its floating rate interest obligations on $25 million in notional principal amount of debt for a fixed annual interest rate of 6.4%. This agreement matures in September 2007. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated this agreement as a cash flow hedge as discussed in Note 5 to the unaudited consolidated financial statements included in this report. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. However, Cox Radio does not anticipate nonperformance by such counterparty, and no material loss would be expected in the event of the counterparty’s nonperformance. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $0.3 million at September 30, 2006 and $0.7 million at December 31, 2005. The fair value of the swap agreement at September 30, 2006 is included in other current liabilities according to the maturity date of the swap. The market risk for the interest rate swap is mitigated as the fixed rate received is hedged to the variable rate paid on the credit facility.

The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio’s borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facility and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to variable rate debt instruments. If the LIBOR borrowing rates were to increase 1% above the rates at September 30, 2006, Cox Radio’s interest expense on the revolving credit facility would increase approximately $4.1 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described above.

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

ITEM 4. Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2006, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	On August 24, 2005, Cox Radio announced that its Board of Directors had authorized a repurchase program for the purchase of up to $100.0 million of Cox Radio’s Class A common stock. Repurchased shares are held in treasury, and the program does not have an expiration date. Cox Radio may suspend or terminate the repurchase program at any time, without prior notice, depending upon market conditions and various other factors. The following table sets forth certain information concerning the repurchase of Cox Radio’s Class A common stock during the three-month period ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 to July 31, 2006	294,700	$14.40	294,700	$15.8 million
August 1, 2006 to August 31, 2006	43,500	$14.76	43,500	$15.2 million
September 1, 2006 to September 30, 2006	—	—	—	$15.2 million

ITEM 5. Other Information

As previously reported, Richard A. Ferguson retired from his position as Executive Vice President of Cox Radio effective as of May 31, 2006. In connection with announcing Mr. Ferguson’s retirement, Cox Radio also announced that it planned to retain Mr. Ferguson as a consultant. Following review and approval by the Audit Committee of the Board of Directors, Cox Radio entered into a consulting agreement, dated as of November 7, 2006 (Consulting Agreement), with Mr. Ferguson pursuant to which Mr. Ferguson will provide various consulting services to Cox Radio related to Mr. Ferguson’s area of expertise, including, but not limited to, new and existing signal upgrade projects and station acquisitions. The initial term of the Consulting Agreement expires on November 7, 2007 and may be renewed upon terms and conditions that are mutually agreeable to both Mr. Ferguson and Cox Radio.

Mr. Ferguson will be paid a fee to be determined from time to time by the Audit Committee of the Board of Directors of Cox Radio. Mr. Ferguson also will be reimbursed by Cox Radio for any reasonable travel or other similar expenses that he incurs on behalf of Cox Radio.

The Consulting Agreement may be terminated for any reason by either Mr. Ferguson or Cox Radio with two weeks’ prior written notice. Upon such termination, Mr. Ferguson will be entitled to receive fees for services provided during such two-week period. In addition, Cox Radio may terminate the Consulting Agreement immediately if Cox Radio is dissatisfied with Mr. Ferguson’s performance or in the event of a breach of the Consulting Agreement by Mr. Ferguson. Upon such termination, Mr. Ferguson would be entitled to receive fees for services provided through the date of termination. The Consulting Agreement also contains customary provisions governing exclusivity, confidentiality and ownership of work product.

The foregoing summary of the Consulting Agreement is qualified by reference to the full text of the Consulting Agreement filed with this report as Exhibit 10.2 and incorporated herein by this reference.

ITEM 6. Exhibits

Listed below are the exhibits, which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.
(2) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.
(3) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.
(4) 4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.
(5) 4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.
(6) 4.3	—	Agreement of Resignation, Appointment and Acceptance, effective March 1, 2005, by and among Cox Radio, Inc., The Bank of New York and The Bank of New York Trust Company, N.A.
(7) 4.4	—	Form of Specimen Class A common stock certificate.
(8) 10.1	—	Credit Agreement, dated as of July 26, 2006, by and among Cox Radio, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Lehman Brothers Inc. and Citibank, N.A., as Syndication Agents, Wachovia Capital Markets, LLC and Bank of Tokyo-Mitsubishi UFJ Trust Company, as Documentation Agents and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunners.
10.2	—	Consulting Agreement, dated as of November 7, 2006, between Cox Radio, Inc. and Richard A. Ferguson (management contract or compensation plan).
31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Form 10-Q for the period ended June 30, 2004.
(5)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Form 10-Q for the period ended June 30, 1999.
(6)	Incorporated by reference to Exhibit 4.3 of Cox Radio’s Registration Statement on Form S-3 (SEC File No. 333-124114).
(7)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(8)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Form 8-K dated July 26, 2006 and filed July 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

November 9, 2006	/s/ Neil O. Johnston
Neil O. Johnston
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)