Form 10-K
period 2006-12-31
COX RADIO INC
filed 2007-03-13
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates (assuming that the registrant’s affiliates are its officers, directors and 10% or greater stockholders) was $464,270,949 based on the closing price on the New York Stock Exchange on such date.

There were 36,821,696 shares of Class A common stock outstanding as of January 31, 2007.

There were 58,733,016 shares of Class B common stock outstanding as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Annual Report to Shareholders and the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III.

COX RADIO, INC.

2006 FORM 10-K ANNUAL REPORT

Preliminary Notes

This annual report on Form 10-K is for the year ended December 31, 2006. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission (SEC) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Industry and market data used throughout this annual report is based on independent industry and government publications, reports by market research firms and other published independent sources. Some data also is based on our good faith estimates, which are derived from our review of internal surveys and independent sources.

PART I

ITEM 1.	Business

We are one of the largest radio broadcasting companies in the United States and our business constitutes one reportable segment for accounting purposes. We own, operate or provide sales and other services for 80 radio stations (67 FM and 13 AM) clustered in 18 markets. We operate three or more stations in 15 of our 18 markets and operate a wide range of programming formats in geographically diverse markets across the United States.

We are an indirect majority-owned subsidiary of Cox Enterprises, Inc., which indirectly owns approximately 65% of our common stock and has approximately 95% of the voting power of Cox Radio. There are two classes of common stock outstanding, Class A common stock, par value $0.33 per share, and Class B common stock, par value $0.33 per share. Cox Enterprises’ wholly-owned subsidiary, Cox Broadcasting, Inc., owns 100% of our outstanding Class B common stock.

Cox Enterprises, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest media companies in the United States. Our business was operated as part of Cox Enterprises prior to our initial public offering in September 1996, at which time Cox Enterprises transferred all of its U.S. radio operations to us. As part of Cox Enterprises we were a pioneer in radio broadcasting, building our first station in 1934, acquiring our flagship station, WSB-AM (Atlanta), in 1939, and launching our first FM station, WSB-FM (Atlanta), in 1948.

We seek to maximize the revenues and operating income of our radio stations by operating and developing clusters of stations in demographically attractive and rapidly growing markets, including Atlanta, Birmingham, Houston, Jacksonville, Miami, Orlando, San Antonio and Tampa. Further, we believe that our experienced senior management team is well positioned to manage larger radio station clusters, as well as new radio station clusters, and take advantage of new opportunities arising in the U.S. radio broadcasting industry.

As a result of our management, programming and sales efforts, our radio stations are characterized by strong ratings and above average power ratios (defined as total advertising revenue share in a particular market divided by audience share in such market). Our stations are diversified in terms of format, target audience and geographic location.

Acquisitions and Dispositions

We account for all acquisitions using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by us during the past three years, and through February 15, 2007, are summarized below.

In August 2004, we entered into an agreement with Salem Communications to acquire KRTR-AM (formerly KHNR-AM) and KKNE-AM (formerly KHCM-AM) serving the Honolulu, Hawaii market. As part of this transaction, we exercised an option to acquire KGMZ-FM and exchanged the assets of KGMZ-FM for the two AM stations, valued at $4.0 million. This transaction closed in January 2005, and a related loan guarantee of $6.6 million was terminated.

In January 2005, we paid $2 million for an option to purchase five radio stations for $60 million. In October 2006, the related agreement was amended to extend the period within which we could exercise our option to purchase the stations by approximately one month, to January 31, 2008. In consideration for granting Cox Radio an exclusive three-year option, the option agreement provides the sellers a right that is exercisable at two distinct times during the option term to provide notice requiring us to elect whether or not to purchase the stations. While these rights are called put rights under the agreement, exercise of these rights by the sellers does not obligate Cox Radio to purchase the stations. Rather, upon receiving notice from the sellers, if we elect to not purchase the stations at that time, we must pay $5 million to the sellers. If we elect to acquire the stations at any time during the term of the agreement, the initial $2 million payment and any amounts previously paid by us to the sellers will be applied to the purchase price of the stations. During July 2006, the sellers exercised their first put right, and we paid the $5 million put refusal payment. Based on the facts and circumstances, we determined that the sellers’ exercise of their second put right, which is exercisable in July 2007, was probable and therefore accrued the $5 million second put refusal payment at June 30, 2006. Currently, we expect to exercise our right to purchase the stations prior to the expiration of the agreement in January 2008.

In September 2006, we acquired WOKV-FM (formerly WBGB-FM), which serves the Jacksonville, Florida market, for a purchase price of approximately $7.7 million.

Radio Stations

The following table summarizes certain information relating to radio stations we own or operate:

Market (1) and Station Call Letters	Format	Target Demographic Group	Audience Share in Target Demographic Group		Rank in Target Demographic Group		Demographic Group (Adults 25-54)
							Audience Share		Rank
Atlanta
WSB-AM	News/Talk	Adults 35-54	8.7		1		7.5		2
WALR-FM	Urban Adult Contemporary	Adults 35-54	7.1		3		5.8		3
WSB-FM	Adult Contemporary	Women 25-54	4.8		7		3.6		7
WBTS-FM	Rhythmic Contemporary Hit Radio	Women 18-34	5.5		4		2.2		19
WSRV-FM (formerly WFOX-FM)	Classic Hits	Adults 25-54	5.5		4		5.5		4

Birmingham
WBHJ-FM	Hip Hop	Adults 18-34	18.1		1		6.9		2
WBHK-FM	R&B/Soul	Adults 25-54	12.7		1		12.7		1
WZZK-FM	Country	Adults 25-54	5.0		9		5.0		9
WBPT-FM	Classic Hits	Adults 25-54	5.6		6		5.6		6
WAGG-AM	Gospel	Adults 25-54	1.3		18		1.3		18
WPSB-AM	Urban Talk	Adults 25-54	—		—		—		—
WNCB-FM	New Country	Adults 18-34	1.7		15		1.2		19

Dayton
WHKO-FM	Country	Adults 25-54	9.3		3		9.3		3
WZLR-FM	Classic Hits	Adults 25-54	3.2		10		3.2		10
WHIO-AM	News/Talk	Adults 35-54	7.1		5		6.2		5
WHIO-FM (formerly WDPT-FM)	News/Talk	Adults 35-54	—	(2)	—	(2)	—	(2)	—	(2)

Greenville
WJMZ-FM	Urban	Adults 25-54	9.1		1		9.1		1
WHZT-FM	Rhythmic Contemporary Hit Radio	Adults 18-34	9.2		2		3.7		10

Honolulu
KRTR-FM	Adult Contemporary	Women 25-54	11.7		2		9.1		2
KCCN-FM	Hawaiian Contemporary Hit Radio	Adults 18-34	8.0		5		6.7		3
KPHW-FM	Rhythmic Contemporary Hit Radio	Women 18-34	8.0		3		3.0		14
KINE-FM	Hawaiian Adult Contemporary	Adults 25-54	5.4		5		5.4		5
KRTR-AM	Soft Adult Contemporary	Adults 25-54	0.9		23		0.9		23
KKNE-AM	Traditional Hawaiian	Adults 45+	1.0		22		0.2		31

Houston
KHTC-FM (formerly KLDE-FM)	Classic Hits	Adults 35-54	—	(3)	—	(3)	—	(3)	—	(3)
KKBQ-FM	Country	Adults 25-54	3.1		13		3.1		13
KTHT-FM	Country Legends	Adults 35-54	1.6		23		1.7		23
KHPT-FM	80’s	Adults 25-44	2.8		16		2.5		16

Jacksonville
WFYV-FM	Classic Rock	Men 25-54	6.3		6		4.4		9
WOKV-AM	News/Talk	Adults 35-54	9.8		1		8.4		3
WOKV-FM	News/Talk	Adults 35-54	—	(4)	—	(4)	—	(4)	—	(4)
WAPE-FM	Contemporary Hit Radio	Women 18-34	10.6		2		5.1		8
WMXQ-FM	80’s	Adults 25-49	4.2		10		3.9		10
WJGL-FM	Classic Hits	Adults 35-54	7.7		3		6.6		4

Long Island
WBLI-FM	Contemporary Hit Radio	Women 18-34	11.0		2		4.5		3
WBAB-FM	Mainstream Rock	Men 25-54	7.5		1		5.4		2
WHFM-FM	Mainstream Rock	Men 25-54	—	(5)	—	(5)	—	(5)	—	(5)

Louisville
WVEZ-FM	Adult Contemporary	Women 25-54	8.9		2		5.6		5
WSFR-FM	Classic Rock	Men 25-54	5.8		5		4.6		8
WRKA-FM	Oldies	Adults 35-54	4.5		9		3.8		11
WPTI-FM	New Country	Adults 25-54	2.9		12		2.9		12

Market (1) and Station Call Letters	Format	Target Demographic Group	Audience Share in Target Demographic Group	Rank in Target Demographic Group	Demographic Group (Adults 25-54)

					Audience Share	Rank
Miami
WHQT-FM	Urban Adult Contemporary	Adults 25-54	8.6	1	8.6	1
WEDR-FM	Urban Contemporary	Adults 18-34	9.7	1	4.4	6
WFLC-FM	Hot Adult Contemporary	Women 25-54	5.6	4	5.1	4
WHDR-FM	Active Rock	Men 18-34	5.7	4	2.1	18

Orlando
WCFB-FM	Urban Adult Contemporary	Adults 25-54	7.6	1	7.6	1
WPYO-FM	Rhythmic Contemporary Hit Radio	Adults 18-34	9.0	1	2.9	16
WDBO-AM	News/Talk	Adults 35-54	4.7	9	3.9	12
WHTQ-FM	Classic Rock	Men 35-54	7.2	2	4.1	11
WWKA-FM	Country	Adults 25-54	5.3	7	5.3	7
WMMO-FM	Rock Adult Contemporary	Adults 25-54	6.0	3	6.0	3

Richmond
WKLR-FM	Classic Rock	Men 25-54	7.7	2	5.3	8
WKHK-FM	Country	Adults 25-54	7.2	3	7.2	3
WMXB-FM	Adult Contemporary	Women 25-54	3.9	10	3.1	12
WDYL-FM	New Rock	Men 18-34	4.2	6	1.4	16

San Antonio
KONO-FM	Oldies	Adults 35-54	5.7	1	4.5	9
KONO-AM	Oldies	Adults 35-54	— (6)	— (6)	— (6)	— (6)
KISS-FM	Active Rock	Men 18-49	10.6	1	5.6	1
KSMG-FM	Hot Adult Contemporary	Women 25-54	5.1	6	4.0	13
KCYY-FM	Country	Adults 25-54	5.0	3	5.0	3
KPWT-FM (formerly KELZ-FM)	Rhythmic Contemporary Hit Radio	Adults 18-34	— (3)	— (3)	— (3)	— (3)
KKYX-AM	Classic Country	Adults 35-64	1.3	20	0.8	27

Southern Connecticut
Bridgeport/Fairfield County
WEZN-FM	Adult Contemporary	Women 25-54	13.3	2	10.5	2
New Haven
WPLR-FM	Classic Rock	Men 25-54	14.7	1	12.5	1
WYBC-FM (7)	Urban Adult Contemporary	Adults 25-54	7.8	2	7.8	2
Stamford-Norwalk
WCTZ-FM (formerly WKHL-FM)	Adult Contemporary	Adults 25-54	4.2	4	4.2	4
WFOX-FM (formerly WEFX-FM)	Classic Rock	Adults 25-54	— (3)	— (3)	— (3)	— (3)
WSTC-AM	News/Talk	Adults 35-54	1.4	21	1.0	28
WNLK-AM	News/Talk	Adults 35-54	— (8)	— (8)	— (8)	— (8)

Tampa
WWRM-FM	Adult Contemporary	Women 25-54	8.0	1	5.1	3
WDUV-FM	Soft Adult Contemporary	Adults 35-64	6.9	1	3.1	17
WXGL-FM	Classic Hits	Adults 35-54	5.2	4	4.3	8
WSUN-FM	Alternative Rock	Men 18-34	7.0	5	3.0	18
WPOI-FM	80’s	Adults 25-54	3.8	11	3.8	11
WHPT-FM	Classic Rock	Men 25-44	5.5	5	3.9	10

Tulsa
KKCM-FM	Christian Contemporary	Women 25-54	4.5	6	3.2	12
KWEN-FM	Country	Adults 25-54	8.2	2	8.2	2
KJSR-FM	Classic Rock	Men 25-54	6.7	2	5.8	4
KRMG-AM	News/Talk	Adults 25-54	4.3	7	4.3	7
KRAV-FM	Adult Contemporary	Women 25-54	6.6	4	4.8	6

Source: Arbitron Market Reports four-book average for Winter 2006, Spring 2006, Summer 2006 and Fall 2006.

(1)	Metropolitan market served; city of license may differ.
(2)	Audience share and audience rank information for WHIO-AM and WHIO-FM are combined because the stations are simulcast.
(3)	The station format was recently changed; therefore, the station’s audience share and rank information for 2006 are not meaningful.
(4)	Audience share and audience rank information for WOKV-AM and WOKV-FM are combined because the stations are simulcast.
(5)	Audience share and audience rank information for WBAB-FM and WHFM-FM are combined because the stations are simulcast.
(6)	Audience share and audience rank information for KONO-FM and KONO-AM are combined because the stations are simulcast.
(7)	Station operated by us under a joint sales agreement (JSA).
(8)	Audience share and audience rank information for WSTC-AM and WNLK-AM are combined because the stations are simulcast.

Operating Strategy

The following is a description of the key elements of our operating strategy:

Clustering of Stations. We operate our stations in clusters to:

•	enhance net revenue growth by increasing the appeal of our stations to advertisers and enabling our stations to compete more effectively with other forms of advertising; and

•	achieve operating efficiencies by consolidating broadcast facilities, eliminating duplicative positions in management and production and reducing overhead expenses.

Management believes that operating several radio stations in each of its markets enables its sales teams to offer advertisers more attractive advertising packages. Furthermore, as radio clusters achieve significant audience share, they can deliver to advertisers the audience reach that historically only television and newspapers could offer, with the added benefit of frequent exposure to advertisers’ target customers. Management believes that our clusters of stations, and their corresponding audience shares, provide opportunities to capture an increased share of total advertising revenue in each of our markets.

Implementation of Our Management Philosophy. Our local station operations, supported by a lean corporate staff, employ a management philosophy emphasizing:

•	market research and targeted programming;

•	a customer-focused selling strategy for advertising;

•	marketing and promotional activities; and

•	strong management teams.

Market Research and Targeted Programming. Our research, programming and marketing strategy combine extensive research with an assessment of competitors’ vulnerabilities and market dynamics in order to identify specific audience opportunities within each market. We also retain consultants and research organizations to continually evaluate listener preferences. Using this information, we tailor the programming, marketing and promotions of each station to maximize its appeal to its target audience. Our disciplined application of market research enables each of our stations to be responsive to the changing preferences of our targeted listeners. This approach focuses on the needs of the listeners and their communities and is designed to improve ratings and maximize the impact of advertising for our customers.

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

Industry Overview

The primary source of revenues for radio stations is the sale of advertising time to local and national spot advertisers and national network advertisers. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 75% to 80% according to the Radio Advertising Bureau. The growth in total radio advertising revenue tends to be fairly stable. Advertising revenue has risen each year since 1965 according to the Radio Advertising Bureau, except in 2005, when revenue growth was flat, and in the years 2001 and 1991, when total radio advertising revenue fell by approximately 7.5% and 2.8%, respectively.

According to the Radio Advertising Bureau’s Radio Marketing Guide and Fact Book for Advertisers, 2006 Edition, radio reaches approximately 94% of all consumers over the age of 12 every week and 73% of persons over the age of 12 turn on their radios every day. The average listener over the age of 12 spends an average of nearly 20 hours per week listening to radio. Most radio listening occurs during the morning and evening hours, and as a result, radio advertising sold during these “drive time” periods achieves premium advertising rates. Each week from 6 a.m. to 10 a.m. radio reaches 81% of persons 12 and older. In fact, from 6 a.m. – 6 p.m., the busiest time of the day for stores and businesses, Americans spend more time listening to the radio (44%) than watching broadcast television and cable combined.

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

Competition

The radio broadcasting industry is a highly competitive business. We currently are one of the largest radio broadcasting companies in the United States based on revenues. Clear Channel Communications, Inc. and CBS Radio are larger than us, both in terms of revenues and number of stations owned or operated. Cumulus Media, Inc., Citadel Broadcasting Corporation, Entercom Communications Corporation, Salem Communications Corporation and Saga Communications own or operate more radio stations than we do; however, according to “Who Owns What” as of February 2007, these radio station groups reported lower revenues. ABC Radio is larger in terms of revenues but not number of stations owned or operated, and in February 2006, Citadel Broadcasting Corporation agreed to acquire ABC Radio subject to regulatory approvals and other closing conditions.

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

Radio broadcast licensees are required to file applications to have their licenses renewed by the FCC. The FCC reviews all stations licensed to serve communities in a particular state at the same time. Historically, our FCC licenses have generally been renewed, and since we became a public company in 1996, the FCC has not denied any of our license renewal applications. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect.

For the most recent license renewal cycle, all of our licenses have been renewed except for WBLI-FM in Long Island, WSRV-FM in Atlanta and WHKO-FM and WHIO-AM in Dayton (an application for each is pending and discussed below). A table showing our stations grouped by metropolitan market and listing the expiration date for each station’s FCC license appears below. The FCC’s denial of one or more of our license renewal applications could have a material adverse effect on our business.

The license renewal application for WBLI-FM, filed in February 2006, remains pending due to further review by the FCC’s staff. The license renewal applications for WSRV-FM in Atlanta, filed in December 2003, and WHKO-FM and WHIO-AM in Dayton, filed in June 2004, remain pending due to the application by the FCC of its current newspaper/broadcast cross-ownership rule while it reconsiders its cross-ownership limits. For further discussion of the FCC’s cross-ownership limits, see “Cross-Ownership Limits” below. Specifically, for WHKO-FM and WHIO-AM, our indirect parent company, Cox Enterprises, acquired ownership interests in two Ohio daily newspapers during the stations’ prior license terms. While these ownership interests would have been permissible under a unified cross-ownership rule adopted by the FCC in 2003, the unified rule was sent back to the FCC for further review by the United States Court of Appeals for the Third Circuit (Third Circuit) and is not currently in effect. We have, therefore, filed petitions for temporary waiver with the FCC asking that the FCC grant the stations’ license renewal applications subject to the outcome of further administrative proceedings regarding the FCC’s cross-ownership limits. Similarly, when we purchased WSRV-FM we requested and received a temporary waiver of the newspaper/broadcast cross-ownership rule, due to the newspaper interests in the Atlanta area held by Cox Enterprises. We subsequently submitted a revised ownership showing to the FCC under which WSRV-FM would not be subject to the current cross-ownership restriction, but the FCC has not acted on that submission. In the alternative, we have also requested a temporary waiver of the newspaper/broadcast cross-ownership rule from the FCC asking that the FCC grant the station’s license renewal application subject to the outcome of further administrative proceedings.

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

The following table sets forth selected information concerning each of the stations owned by us, or operated by us pursuant to a JSA, including the metropolitan market served (city of license may differ), frequency, FCC license expiration date (a station may continue to operate beyond the expiration date if a timely-filed license renewal application is pending), FCC license classification, antenna height above average terrain and power:

Market (1) and Station Call Letters	Frequency	Expiration Date of License	Class	Height Above Average Terrain		Power
Atlanta
WSB-AM	750 KHz	4/1/12	A	N.A.	(2)	50 kw
WALR-FM	104.1 MHz	4/1/12	C0	371 m		100 kw
WSB-FM	98.5 MHz	4/1/12	C0	313 m		100 kw
WBTS-FM	95.5 MHz	4/1/12	C1	340 m		74 kw
WSRV-FM (3) (formerly WFOX-FM)	97.1 MHz	4/1/04	C	483 m		100 kw

Birmingham
WBHJ-FM	95.7 MHz	4/1/12	C2	306 m		12 kw
WBHK-FM	98.7 MHz	4/1/12	C1	408 m		39 kw
WZZK-FM	104.7 MHz	4/1/12	C0	404 m		100 kw
WBPT-FM	106.9 MHz	4/1/12	C0	404 m		100 kw
WAGG-AM	610 KHz	4/1/12	B	N.A.	(2)	5 kw day
1 kw night
WPSB-AM	1320 KHz	4/1/12	D	N.A.	(2)	5 kw day
0.111 kw night
WNCB-FM	97.3 MHz	4/1/12	C2	404 m		6.4 kw

Dayton
WHKO-FM (3)	99.1 MHz	10/1/04	B	325 m		50 kw
WHIO-AM (3)	1290 KHz	10/1/04	B	N.A.	(2)	5 kw
WZLR-FM	95.3 MHz	10/1/12	A	98 m		6 kw
WHIO-FM (formerly WDPT-FM)	95.7 MHz	10/1/12	B	145 m		50 kw

Greenville-Spartanburg
WJMZ-FM	107.3 MHz	12/1/11	C	308 m		100 kw
WHZT-FM	98.1 MHz	12/1/11	C0	304 m		100 kw

Honolulu
KRTR-FM	96.3 MHz	2/1/14	C	645 m		75 kw
KCCN-FM	100.3 MHz	2/1/14	C	599 m		100 kw
KPHW-FM	104.3 MHz	2/1/14	C	645 m		75 kw
KINE-FM	105.1 MHz	2/1/14	C	599 m		100 kw
KRTR-AM	650 KHz	2/1/14	B	N.A.	(2)	10 kw
KKNE-AM	940 KHz	2/1/14	B	N.A.	(2)	10 kw

Market (1) and Station Call Letters	Frequency	Expiration Date of License	Class	Height Above Average Terrain	Power
Houston
KHTC-FM (formerly KLDE-FM)	107.5 MHz	8/1/13	C	601 m	98 kw
KKBQ-FM	92.9 MHz	8/1/13	C	585 m	100 kw
KTHT-FM	97.1 MHz	8/1/13	C	563 m	100 kw
KHPT-FM	106.9 MHz	8/1/13	C	579 m	100 kw

Jacksonville
WFYV-FM	104.5 MHz	2/1/12	C	309 m	100 kw
WOKV-AM	690 KHz	2/1/12	B	N.A.(2)	50 kw day
25 kw night
WOKV-FM	106.5 MHz	2/1/12	A	100 m	6 kw
WAPE-FM	95.1 MHz	2/1/12	C	300 m	100 kw
WMXQ-FM	102.9 MHz	2/1/12	C	309 m	100 kw
WJGL-FM	96.9 MHz	2/1/12	C	309 m	100 kw

Long Island
WBLI-FM (3)	106.1 MHz	6/1/06	B	152 m	49 kw
WBAB-FM	102.3 MHz	6/1/14	A	82 m	6 kw
WHFM-FM	95.3 MHz	6/1/14	A	108 m	5 kw

Louisville
WVEZ-FM	106.9 MHz	8/1/12	B	204 m	24.5 kw
WSFR-FM	107.7 MHz	8/1/12	B1	173 m	8.2 kw
WRKA-FM	103.1 MHz	8/1/12	A	95 m	6 kw
WPTI-FM	103.9 MHz	8/1/12	A	149 m	1.35 kw

Miami
WHQT-FM	105.1 MHz	2/1/12	C0	307 m	100 kw
WEDR-FM	99.1 MHz	2/1/12	C1	280 m	100 kw
WFLC-FM	97.3 MHz	2/1/12	C	307 m	100 kw
WHDR-FM	93.1 MHz	2/1/12	C0	307 m	100 kw

Orlando
WCFB-FM	94.5 MHz	2/1/12	C	451 m	100 kw
WPYO-FM	95.3 MHz	2/1/12	C3	144 m	12 kw
WDBO-AM	580 KHz	2/1/12	B	N.A.(2)	5 kw
WHTQ-FM	96.5 MHz	2/1/12	C	454 m	100 kw
WWKA-FM	92.3 MHz	2/1/12	C	454 m	100 kw
WMMO-FM	98.9 MHz	2/1/12	C2	159 m	44 kw

Richmond
WKLR-FM	96.5 MHz	10/1/11	B	138 m	50 kw
WKHK-FM	95.3 MHz	10/1/11	B1	120 m	17.5 kw
WMXB-FM	103.7 MHz	10/1/11	B	256 m	20 kw
WDYL-FM	101.1 MHz	10/1/11	A	112 m	4 kw

San Antonio
KONO-FM	101.1 MHz	8/1/13	C1	302 m	98 kw
KONO-AM	860 KHz	8/1/13	B	N.A.(2)	5 kw day
0.9 kw night
KISS-FM	99.5 MHz	8/1/13	C	453 m	100 kw
KSMG-FM	105.3 MHz	8/1/13	C	453 m	100 kw
KCYY-FM	100.3 MHz	8/1/13	C0	300 m	100 kw
KPWT-FM (formerly KELZ-FM)	106.7 MHz	8/1/13	C0	310 m	100 kw
KKYX-AM	680 KHz	8/1/13	B	N.A.(2)	50 kw day
10 kw night

Southern Connecticut
Bridgeport
WEZN-FM	99.9 MHz	4/1/14	B	204 m	27.5 kw
New Haven
WPLR-FM	99.1 MHz	4/1/14	B	276 m	15 kw
WYBC-FM (4)	94.3 MHz	4/1/14	A	144 m	3 kw
Stamford-Norwalk
WCTZ-FM (formerly WKHL-FM)	96.7 MHz	4/1/14	A	100 m	3 kw

Market (1) and Station Call Letters	Frequency	Expiration Date of License	Class	Height Above Average Terrain		Power
WFOX-FM (formerly WEFX-FM)	95.9 MHz	4/1/14	A	91 m		3 kw
WSTC-AM	1400 KHz	4/1/14	C	N.A.	(2)	0.78 kw
WNLK-AM	1350 KHz	4/1/14	B	N.A.	(2)	1 kw day
0.5 kw night

Tampa
WWRM-FM	94.9 MHz	2/1/12	C	470 m		100 kw
WDUV-FM	105.5 MHz	2/1/12	C1	410 m		46 kw
WXGL-FM	107.3 MHz	2/1/12	C1	182 m		100 kw
WSUN-FM	97.1 MHz	2/1/12	C2	224 m		11.5 kw
WPOI-FM	101.5 MHz	2/1/12	C	470 m		100 kw
WHPT-FM	102.5 MHz	2/1/12	C	503 m		100 kw

Tulsa
KKCM-FM	102.3 MHz	6/1/13	C2	150 m		50 kw
KWEN-FM	95.5 MHz	6/1/13	C	405 m		100 kw
KJSR-FM	103.3 MHz	6/1/13	C	390 m		100 kw
KRMG-AM	740 KHz	6/1/13	B	N.A.	(2)	50 kw day
25 kw night
KRAV-FM	96.5 MHz	6/1/13	C	405 m		100 kw

(1)	Metropolitan market served; city of license may differ.
(2)	Height above average terrain not applicable to AM stations.
(3)	A timely-filed license renewal application is pending at the FCC.
(4)	We provide sales and other services to this station pursuant to a JSA.

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

FCC Media Ownership Limits

The FCC’s rules on media ownership limit the number of media properties one entity can own or in which it can have an attributable ownership interest. In 2003, the FCC adopted several new media ownership rules. Numerous parties appealed various aspects of the new rules and in June 2004, the Third Circuit affirmed some of the new rules and remanded others to the FCC for further consideration. Although the FCC declined to seek further judicial review, other parties appealed the Third Circuit decision to the United States Supreme Court (Supreme Court) and in June 2005, the Supreme Court declined to review the case. Since the Supreme Court declined to review the Third Circuit decision, the FCC was obligated to revisit its media ownership rules and on June 21, 2006, the FCC initiated a rulemaking proceeding to review its media ownership rules, including the rules applicable to us. Public comments have been submitted regarding potential rule changes and the proceeding remains pending.

Local Radio Limits and Radio Market Concentration Issues

The FCC’s 2003 rules on local radio limits have been allowed to take effect but are subject to further administrative review by the FCC in its 2006 rulemaking proceeding. These rules limit the number of radio stations overall and the number of radio stations in a broadcast service (AM or FM) that a single party may own in a local market. In determining the size of a market, the rules consider both commercial and non-commercial stations and use an Arbitron-based definition of a local radio market. Our ownership groupings in Orlando and Tampa exceed the FCC’s ownership limits by one FM station in each market. While pre-2003 non-compliant ownership groupings, such as our groupings in Orlando and Tampa, can currently be retained by their owners, such groupings cannot be sold intact to third parties except third party small businesses that qualify under FCC rules as an “eligible entity.” There currently are no rules limiting the number of radio stations that may be owned or controlled by one entity nationally.

The FCC’s current local radio multiple ownership rule limits the number of radio stations that one entity may own in a local geographic market. These limits are as follows:

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

In its 2006 rulemaking, the FCC requested comments on whether these limits should be retained or revised, and commenters have argued to both decrease and increase the number of stations any one party may own in a particular radio market. Notwithstanding the limits contained in the FCC’s local radio multiple ownership rule, the FCC has the authority to waive its rules to permit any person or entity to own, operate or control, or have an attributable ownership interest in a number of radio broadcast stations in excess of the rule’s limits if the FCC determines that such ownership, operation, control or interest will result in an increase in the number of radio broadcast stations that are in operation.

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

Our parent company, Cox Broadcasting, and our indirect parent, Cox Enterprises, have attributable ownership interests in television stations located in:

•	Orlando, Florida (two stations);

•	Charlotte, North Carolina (two stations);

•	Johnstown, Pennsylvania;

•	Pittsburgh, Pennsylvania;

•	Dayton, Ohio;

•	Steubenville, Ohio;

•	Atlanta, Georgia;

•	San Francisco/San Jose, California (two stations);

•	El Paso, Texas;

•	Seattle, Washington; and

•	Reno, Nevada (two stations).

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

Cox Enterprises has attributable ownership interests in daily newspapers located in:

•	Grand Junction, Colorado;

•	West Palm Beach, Florida;

•	Atlanta, Georgia;

•	Greenville, Rocky Mount and Elizabeth City, North Carolina;

•	Dayton, Hamilton, Middletown and Springfield, Ohio; and

•	Austin, Longview, Lufkin, Waco, Nacogdoches and Marshall, Texas.

Cox Enterprises has a non-attributable ownership interest in a daily newspaper located in Daytona Beach, Florida.

Unified Cross-Ownership Rule. In June 2003, the FCC eliminated its newspaper/broadcast and radio/television cross-ownership limits. In place of specific cross-ownership bans, the FCC adopted a unified rule, where cross-ownership of newspapers, radio and television stations was permitted in large markets, prohibited in small markets, and limited in mid-sized markets. The elimination of the blanket newspaper/broadcast cross-ownership rule was approved by the Third Circuit, but the court found that the FCC did not provide a sufficiently reasoned analysis of the specific limits contained in the unified rule. In its 2006 rulemaking proceeding the FCC has not proposed to adopt a new unified cross-ownership rule, although such a rule may ultimately be adopted, but rather has asked for public comment on whether either or both cross-ownership rules should be eliminated or retained.

As stated above, the license renewal applications for WSRV-FM in Atlanta, filed in December 2003, and WHKO-FM and WHIO-AM in Dayton, filed in June 2004, remain pending due to the application by the FCC of its current newspaper/broadcast cross-ownership rule while it reconsiders its cross-ownership limits. For more details, see “License Renewal” above.

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

Employees

As of December 31, 2006, we employed 1,443 full-time and 676 part-time employees. We believe relations with our employees are satisfactory, and there are no collective bargaining agreements in effect for our employees.

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

Available Information

Our Internet address is www.coxradio.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amended periodic reports are available free of charge through our Internet web site.

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

A significant portion of our business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 23%, 23% and 25% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

We may lose audience share and advertising revenue to competing radio stations, satellite radio and other forms of media.

The radio broadcasting industry is a highly competitive business. Our radio stations compete against other radio stations and other media (including new technologies and services that are being developed or introduced) for audience share and advertising revenue. Factors that are material to a station’s competitive position include management experience, the station’s audience share and rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. New technologies (such as satellite-delivered and portable digital audio players and hand-held programmable devices including iPods and cellular telephones) allow listeners to avoid traditional commercial advertisements and offer superior sound quality as compared to terrestrial radio broadcasts. In addition, recent consolidation in the radio broadcasting industry has resulted in major station groups packaging advertising inventory for sale to national advertisers, in competition with our business. Competition for advertising dollars in our markets could lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match. No assurance can be given that any of our stations will be able to maintain or increase their current audience ratings or advertising revenue share.

Other variables may affect our financial performance, such as loss in advertising revenue or fluctuations in operating costs.

Substantially all of our revenue comes from advertising revenue. A decline in the level of business activity of our advertisers or cancellations or delays in purchases of advertising could adversely affect our results of operations, especially if we are unable to replace these purchases. In addition, we may lose advertising revenue due to an unfavorable shift in population or other demographics which may cause us to lose advertising customers as people migrate to other markets.

Unfavorable fluctuations in operating costs, which we are unwilling or unable to pass through to our customers, may also affect our financial performance.

Our acquisition strategy could be hampered by a lack of attractive opportunities or other risks associated with integrating the operations, systems and management of the radio stations we acquire.

A principal component of our long-term business strategy is the acquisition of additional radio stations. We intend to continue to evaluate the acquisition of additional radio stations or radio station groups. There can be no assurance that future acquisitions will be available on attractive terms. In addition, there can be no assurance that any synergies or savings will be achieved as a result of any acquisitions, that the integration of new stations or management groups into our operations can be accomplished successfully or on a timely basis, that stations acquired for their growth potential will in fact grow or that other aspects of our acquisition strategy can be implemented.

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

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of competition from new technologies and services. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various new media technologies and services are being developed or introduced, including:

•	satellite-delivered digital audio radio service, which offers subscriber-based satellite radio services with numerous niche formats;

•	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

•	In-band On-channelTM digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low-power FM radio, which could result in additional FM radio broadcast outlets.

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

Each of our radio stations operates pursuant to one or more licenses issued by the FCC. Under FCC rules, radio licenses are granted for a term of eight years. Our licenses expire at various times between the years 2011 and 2014. Although we will apply to renew these licenses, third parties may challenge our renewal applications. While we are not aware of facts or circumstances that would prevent us from having our current licenses renewed, there can be no assurance that the licenses will be renewed or that renewals will not include conditions or qualifications that could adversely affect our business and operations. Failure to obtain the renewal of any of our broadcast licenses or to obtain FCC approval for an assignment or transfer to us of a license in connection with a radio station acquisition may have a material adverse effect on our business and operations. In addition, if we or any of our officers, directors or significant stockholders materially violates the FCC’s rules and regulations or the Communications Act, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition from a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us which could involve the imposition of monetary fines, the revocation of our broadcast licenses or other sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the applicable radio station only after we had exhausted all rights to administrative and judicial review without success.

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

In June 2003, the FCC adopted several new media ownership rules (see generally “Federal Regulation of Radio Broadcasting” and “FCC Media Ownership Limits” in Item 1. Business). Numerous parties appealed various aspects of the new rules and in June 2004, the Third Circuit affirmed some of the new rules and remanded others to the FCC for further consideration. Although the FCC declined to seek further judicial review, other parties appealed the Third Circuit decision to the Supreme Court and in June 2005, the Supreme Court declined to review the case. Since the Supreme Court declined to review the Third Circuit decision the FCC was obligated to revisit its media ownership rules, and on June 21, 2006, the FCC initiated a rulemaking proceeding to review its media ownership rules, including the rules applicable to us. We cannot predict what effect, if any, revised FCC media ownership rules may have on our ability or the ability of our competitors to acquire additional radio stations or on our ability to continue to hold the radio stations we currently own.

The FCC has increased enforcement of its indecency rules against the broadcast industry.

The FCC has enhanced its enforcement efforts relating to the regulation of indecency and has threatened to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation. Legislation passed by Congress in 2006 dramatically increased the penalties for broadcasting indecent programming and potentially subjects broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, has encouraged third parties to oppose broadcaster license renewal applications and applications for consent to acquire broadcast stations.

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

Our business is managed by a small number of key management and operating personnel. In addition, some of our on-air personnel have significant loyal audiences in their respective markets and are sometimes significantly responsible for the ranking of a station and the ability of a station to sell advertising. Our loss of one or more of these individuals could have a material adverse effect on our business. We believe that our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel and to expand, train and manage our employee base. We have entered into agreements with some of our personnel that include provisions restricting their ability to compete with us under specified circumstances.

Cox Enterprises can control matters on which our common stockholders may vote, and its interests may conflict with yours.

Cox Enterprises, through wholly owned subsidiaries, owns approximately 65% of our outstanding common stock and has approximately 95% of the voting power of Cox Radio. Accordingly, Cox Enterprises has sufficient voting power to elect all the members of our board of directors and effect transactions without the approval of our public stockholders, except for those limited transactions that require a separate class vote. The interests of Cox Enterprises, other subsidiaries of which operate businesses in other industries, including television broadcasting, broadband communications, auto auctions, Internet content development, newspapers and other print publications may from time to time diverge from our interests.

In addition, from time to time, we enter into transactions with Cox Enterprises or its affiliates. For a summary of certain material transactions with Cox Enterprises, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Transactions with Affiliated Companies.” Cox Enterprises’ interests could differ from ours with respect to business dealings with Cox Enterprises, including potential acquisitions of businesses or properties and the issuance of additional securities. Our Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and Cox Enterprises and its other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

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

Procedures for stockholder proposal. Our certificate of incorporation provides that a stockholder must furnish written notice to our corporate secretary of any nomination or business proposal to be brought before a stockholders meeting not less than 30 nor more than 60 days prior to the meeting as originally scheduled. In the event that less than 40 days’ public notice of a meeting is given by us, a stockholder must furnish notice of a nomination or business proposal not later than the close of business on the tenth day following the mailing or the public disclosure of notice of the meeting date. These procedures prohibit last minute attempts by any stockholder to nominate a director or present a business proposal at an annual stockholders meeting.

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

We are party to various legal proceedings that are ordinary and incidental to our business. Management does not expect that any of these currently pending legal proceedings will have a material adverse impact on our consolidated financial position, consolidated results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this Item with respect to the market and historical prices for our Class A common stock and dividend policy is incorporated by reference to the section entitled “Shareholder Information” of our 2006 Annual Report to Shareholders. The information required by this Item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders.

On August 29, 2005, we announced that our board of directors had authorized a repurchase program for the purchase of up to $100.0 million of our Class A common stock. We may commence, suspend or terminate the repurchase program at any time, without any prior notice, depending upon market conditions and various other factors. Repurchased shares are held in treasury, and the program does not have an expiration date. As of December 31, 2006, we had purchased approximately 6 million shares for an aggregate purchase price of approximately $84.8 million, including commissions and fees, at an average price of $14.21 per share. We did not repurchase any shares of Class A common stock during the three-month period ended December 31, 2006.

The following graph compares, for the period beginning December 31, 2001 and ending on December 31, 2006, the cumulative total return on our Class A common stock to the cumulative total returns of the Standard & Poor’s 500 Stock Index and of an index consisting of certain peer radio broadcasting companies with which we compete. The peer group index is comprised of the common stock of Clear Channel Communications Inc. and Emmis Broadcasting Corporation and is weighted for the respective market capitalization of each company. The comparison assumes $100 was invested on December 31, 2001 in our Class A common stock and in each of the foregoing indices and that all dividends were reinvested.

	12/31/01	6/30/02	12/31/02	6/30/03	12/31/03	6/30/04	12/31/04	6/30/05	12/31/05	6/30/06	12/31/06
CXR	$100.00	$94.58	$89.52	$90.70	$99.02	$68.21	$64.68	$61.81	$55.26	$56.59	$63.97
S&P500	$100.00	$86.22	$76.60	$84.88	$96.85	$99.37	$105.56	$103.77	$108.73	$110.64	$123.54
Peer Group	$100.00	$63.30	$73.54	$83.57	$92.40	$72.89	$66.07	$61.02	$62.15	$60.97	$69.45

ITEM 6.	Selected Consolidated Financial Data

The following selected financial data have been derived from our consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in millions, except per share data)
Statements of income data:
Net revenues (1)	$440.5	$437.9	$438.2	$425.9	$420.6
Cost of services (exclusive of depreciation and amortization shown below)(2)	86.4	86.3	98.2	95.6	93.2
Selling, general and administrative	171.4	169.8	162.6	162.2	161.1
Corporate general and administrative	19.9	19.4	17.7	16.3	15.5
Depreciation and amortization	11.2	11.2	11.8	11.8	12.2
(Gain) Loss on loan guarantee (3)	—	(0.1)	3.1	—	—
Impairment of intangible assets (4)	176.3	14.4	—	0.3	—
Other (5)	0.8	0.1	1.1	0.6	0.3

Operating (loss) income	(25.5)	136.8	143.7	139.1	138.3
Interest expense	25.3	27.4	30.4	33.6	39.7
Cumulative effect of accounting changes, net of tax (6)	—	—	—	—	13.9
Net (loss) income (6)	(24.4)	61.3	68.0	66.6	45.9
Net (loss) income per common share – basic	(0.25)	0.61	0.68	0.66	0.46
Net (loss) income per common share - diluted	(0.25)	0.61	0.67	0.66	0.46

Balance sheet data (end of period):
Cash and cash equivalents	$4.4	$3.5	$3.2	$4.2	$4.7
Intangible assets, net (7)	1,918.0	2,086.7	2,091.6	2,074.8	2,070.0
Total assets	2,117.9	2,266.1	2,281.9	2,278.8	2,271.7
Total debt (including amounts due to/from Cox Enterprises)	378.0	414.9	468.3	528.5	611.5

(1)	Total revenues less advertising agency commissions. See Note 2 to the consolidated financial statements for our revenue recognition policy.
(2)	Includes programming and production expenses, which represents all costs of services (exclusive of depreciation and amortization).
(3)	Includes a charge of $3.1 million related to a then-estimated loss on loan guarantee in 2004. Amounts recovered on the loan guarantee of $0.1 million are included in 2005.
(4)	Includes charges of $176.3 million, $14.4 million and $0.3 million related to write-downs of impaired intangible assets in 2006, 2005 and 2003, respectively.
(5)	Other is comprised of (gains)/losses on sales of assets and (gains)/losses on sales of radio stations.
(6)	Net income for 2002 includes a charge, net of tax, of $13.9 million related to the cumulative effect of an accounting change resulting from adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”
(7)	Intangible assets include FCC licenses, goodwill and other intangible assets.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading national radio broadcast company whose business is acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 65% of our common stock and has approximately 95% of the voting power of Cox Radio.

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

We evaluate our FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using the direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. Based on our annual impairment test as of December 31, 2006, we recorded a pre-tax impairment charge of $173.9 million ($106.8 million after-tax) to reduce the carrying value of our FCC licenses in the Birmingham, Greenville, Houston, Louisville and Richmond markets to their fair value.

We also evaluate goodwill in each of our reporting units (markets) for impairment annually, or more frequently if certain circumstances are present, using the residual method. If the carrying amount of goodwill in a reporting unit is greater than its implied value, determined from the estimated fair value of that reporting unit, the carrying amount of goodwill in that reporting unit is reduced to its estimated fair value. Based on our annual goodwill impairment test as of December 31, 2006, we recorded an impairment charge of $2.5 million to reduce the carrying value of goodwill in the Louisville market to its fair market value.

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

Income Tax Estimates

The provision for income taxes is based on current period income, changes in deferred income tax assets and liabilities, changes in our operations in various jurisdictions, income tax rates and tax positions taken on returns. We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. Significant judgment is required in assessing and estimating the application and interpretation of complex tax laws and regulations. In the normal course of business, our filed tax returns are subject to examination by taxing authorities. These examinations could result in challenges to tax positions that we have taken. These challenges could arise from a variety of tax issues such as the deductibility of certain expenses, the timing of the recognition of income and expense, allocations of income and expense between states, the tax basis of certain assets and the taxation of acquisitions and disposals. Ultimately, the results of these challenges could require us to pay additional taxes and could also require the payment of interest assessments. We accrue a liability when we believe an assessment is probable.

Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” became effective for Cox Radio on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We are currently finalizing our evaluation of the impact of adoption and have not yet determined the effect on our financial position or results of operations.

During 2006, we received a $3.7 million refund related to the conclusion of a federal income tax audit for the 2002-2003 tax years. Adjustments made during federal income tax audits for the 1998-2001 tax years gave rise to this refund. There was no material income statement impact in the current year. The Internal Revenue Service has initiated a field examination for tax periods 2004 and 2005. Additionally, in connection with the conclusion of several state audits during 2006, we paid $2.7 million and recorded a corresponding reduction to income tax expense of $6.1 million.

During 2004 and 2005, in connection with the conclusion of federal income tax audits for the years 1998 – 2001, we paid approximately $27.1 million in taxes related to certain radio station transactions completed during the audit period. We had previously provided for the possibility of this outcome. As a result of the audit, a reclassification between current and deferred tax liability and expense was made during 2004.

Results of Operations

This discussion should be read in conjunction with our accompanying audited consolidated financial statements and notes thereto. Results of operations represent the operations of the radio stations owned or operated by us, or for which we provide sales and marketing services, during the applicable periods.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$308,279	$311,477	$(3,198)	(1.0%)
National	98,030	95,910	2,120	2.2%
Other	34,159	30,543	3,616	11.8%

Total net revenues	$440,468	$437,930	$2,538	0.6%

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

Net revenues for 2006 were $440.5 million, up 0.6% from 2005. Local revenues decreased 1.0% and national revenues increased 2.2%, each as compared to 2005. Other revenues increased 11.8% compared to 2005, primarily due to a 49.4% increase in Internet revenues during that same period. Our stations in Orlando, Tampa, Southern Connecticut and Tulsa delivered solid growth during 2006. Those increases were offset by results for our stations in Richmond, Dayton and Louisville, where revenues were down for the year. Revenues in Atlanta, our largest market, were up 0.3% in 2006 as compared to 2005.

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$86,440	86,252	$188	0.2%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services increased $0.2 million to $86.4 million, an increase of 0.2% as compared to 2005. For the year ended 2006, lower broadcast program rights related to our decision not to renew the Atlanta Hawks broadcasting agreement for the 2005-2006 season were more than offset by increased programming and technical expenses, including an increase in programming salaries and research costs.

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$171,366	$169,817	$1,549	0.9%

Selling, general and administrative expenses are comprised of expenses incurred by our sales, promotion and general and administrative departments. Selling, general and administrative expenses increased $1.5 million to $171.4 million, or 0.9%, compared to 2005. This increase was primarily attributable to additional expenses related to performance units and stock-based compensation awarded to employees in our sales, promotion and general and administrative departments under the LTIP in the first quarter of 2006.

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$19,869	$19,439	$430	2.2%
Depreciation and amortization	11,195	11,245	(50)	(0.4)%
Impairment of intangible assets	176,333	14,351	161,982	*
Other operating expenses, net	794	(13)	807	*

*	Change was not statistically meaningful.

Corporate general and administrative expenses increased $0.4 million to $19.9 million, an increase of 2.2% as compared to 2005, as a result of additional compensation expense related to performance units and stock-based compensation awarded to corporate personnel under the LTIP in the first quarter of 2006.

During the fourth quarter of 2006, we recorded a $176.3 million impairment charge for the write-off of intangible assets in accordance with SFAS No. 142. This non-cash write-down reflects charges to reduce the carrying value of intangible assets in our Birmingham, Greenville, Houston, Louisville and Richmond markets to their fair market values.

During the fourth quarter of 2005, we recorded a $14.4 million impairment charge for the write-off of goodwill in accordance with SFAS No. 142. This $14.4 million non-cash write-down reflects charges to reduce the carrying value of goodwill for the Birmingham market to its fair market value.

The changes in depreciation and amortization or other operating expenses, net were not material to our overall operating results or financial condition.

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in thousands)
Operating (loss) income	$(25,529)	$136,839	$(162,368)	(118.7)%

Our operating loss for 2006 was $25.5 million, a decrease of $162.4 million compared to 2005, due to the $176.3 million non-cash write-down of impaired intangible assets discussed above.

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in thousands)
Interest expense	$25,345	$27,444	$(2,099)	(7.6)%

Interest expense during 2006 totaled $25.3 million, as compared to $27.4 million for 2005. This decrease was the result of lower overall outstanding debt and a slightly lower overall average borrowing rate due to the repayment at maturity of the $100.0 million principal amount of our 6.375% notes in May 2005 and the repayment at maturity of the $250.0 million principal amount of our 6.625% notes in February 2006. Both series of notes were repaid with proceeds from our revolving credit facility. The average rate on our credit facility was 5.9% during 2006 and 4.2% during 2005.

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in thousands)
Income taxes:
Current	$25,535	$27,435	$(1,900)	(6.9%)
Deferred	(51,960)	20,648	(72,608)	(351.6%)

Total income taxes	$(26,425)	$48,083	$(74,508)	(155.0%)

Income tax decreased $74.5 million to a $26.4 million benefit in 2006. The change in income tax expense was primarily attributable to a $67.1 million deferred income tax benefit resulting from the impairment of intangible assets discussed above, as well as changes in certain state effective tax rates and adjustments for the actual or expected resolution of certain income tax audits. Our effective tax rates for 2006 and 2005 were 51.9% and 44.0%, respectively.

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in thousands)
Net (loss) income	$(24,447)	$61,273	$(85,720)	(139.9%)

Our net loss for 2006 was $24.4 million, compared to net income of $61.3 million for 2005, for the reasons discussed above.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$311,477	$310,595	$882	0.3%
National	95,910	98,417	(2,507)	(2.5%)
Other	30,543	29,201	1,342	4.6%

Total net revenues	$437,930	$438,213	$(283)	(0.1%)

Net revenues for 2005 decreased $0.3 million to $437.9 million, a 0.1% decrease compared to 2004. Local revenues increased 0.3% while national revenues decreased 2.5% as compared to 2004. Our stations in Miami, Tampa, and San Antonio delivered solid growth during 2005. The revenue growth at these stations, however, was offset by results for our stations in Atlanta, Richmond, Birmingham and Louisville where revenues were down for the year. In Atlanta, net revenues were down 6.7% for the year primarily as a result of the discontinuation of the Atlanta Braves broadcasting agreement in 2004.

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$86,252	$98,219	$(11,967)	(12.2%)

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

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$19,439	$17,676	$1,763	10.0%
Depreciation and amortization	11,245	11,867	(622)	(5.2%)
(Gain) Loss on loan guarantee	(138)	3,064	(3,202)	*
Impairment of intangible assets	14,351	—	14,351	*
Other operating expenses, net	125	1,093	(968)	(88.6%)

*	Change was not statistically meaningful.

Corporate general and administrative expenses increased $1.8 million to $19.4 million, or 10.0% compared to 2004, primarily as a result of additional compensation expense related to the issuance of performance units awarded to corporate personnel under the LTIP in the first quarter of 2005 and increased personnel and training costs.

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

During the third quarter of 2004, we recorded an accrual of $3.1 million related to an estimated loss on the Honolulu Broadcasting loan guarantee. In January 2005, the loan guarantee was terminated, and we recorded amounts recovered on the loan guarantee of $0.1 million.

During the fourth quarter of 2005, we recorded a $14.4 million impairment charge for the write-off of goodwill in accordance with SFAS No. 142. This $14.4 million non-cash write-down reflects charges to reduce the carrying value of goodwill for the Birmingham market to its fair market value.

The changes in depreciation and amortization or other operating expenses, net were not material to our overall operating results or financial condition.

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in thousands)
Operating income	$136,839	$143,677	$(6,838)	(4.8%)

Operating income for the year was $136.8 million, a decrease of $6.8 million compared to 2004, for the reasons discussed above.

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in thousands)
Interest expense	$27,444	$30,388	$(2,944)	(9.7%)

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

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in thousands)
Income taxes:
Current	$27,435	$45,772	$(18,337)	(40.1%)
Deferred	20,648	(836)	21,484	*

Total income taxes	$48,083	$44,936	$3,147	7.0%

*	Change was not statistically meaningful.

Income tax expense increased approximately $3.1 million to $48.1 million in 2005. The increase in income tax expense was primarily attributable to the decrease in pre-tax income, offset by the nondeductible component of impaired goodwill. In connection with the conclusion of federal income tax audits for the years 1998 – 2001, we paid approximately $27.1 million in taxes related to certain radio station transactions completed during the audit period. We had previously provided for the possibility of this outcome. As a result of the audit, a reclassification between current and deferred tax liability and expense was made during 2004. Our effective tax rates for 2005 and 2004 were 44.0% and 39.8%, respectively.

	December 31, 2005	December 31, 2004	$ Change	% Change
	(Amounts in thousands)
Net income	$61,273	$67,966	$(6,693)	(9.8%)

Net income for 2005 was $61.3 million, compared to $68.0 million for 2004 for the reasons discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. In comparing 2006 to 2005, net cash provided by operating activities decreased $4.4 million primarily due to changes in working capital. In comparing 2005 to 2004, net cash provided by operating activities increased $38.8 million primarily due to changes in working capital and to a $25.6 million income tax payment made in the prior year. This payment was made in connection with the conclusion of federal income tax audits for the years 1998 – 2001, which resulted in total payments of $27.1 million (See Note 8 to the consolidated financial statements for further discussion).

Primary uses of liquidity include debt service (as discussed below), acquisitions, capital expenditures, stock repurchases and investment in signal upgrades. The following table summarizes our primary uses of cash for the past three years:

	2006	2005	2004
	(Amounts in thousands)
Acquisitions	$7,688	$4,000	$681
Option to purchase radio stations	5,000	2,000	—
Capital expenditures	11,537	10,964	9,019
Investment in signal upgrades	5,631	2,127	7,680
Repurchase of Class A common stock	45,227	39,620	—

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

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Any borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for us. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a London Interbank Offered Rate (LIBOR) based rate (5.6% and 4.7% at December 31, 2006 and 2005, respectively), dependent upon our credit rating. Cox Enterprises owed us approximately $2.0 million at December 31, 2006 and we owed Cox Enterprises approximately $9.9 million at December 31, 2005.

In September 2006, we consummated the acquisition of WOKV-FM (formerly WBGB-FM) serving the Jacksonville, Florida market for a purchase price of approximately $7.7 million. We funded the acquisition with cash on hand and borrowings under our credit facility. The purchase price was allocated substantially to FCC licenses.

In January 2005, we paid $2 million for an option to purchase five radio stations for $60 million. For more information regarding this option, see “Item 1. Business—Acquisitions and Dispositions.” We have sufficient capacity under our revolving credit facility to pay the remaining purchase price for the stations.

Our future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. We expect our operations to generate sufficient cash to meet our capital expenditure and debt service requirements. We expect capital expenditures to be between $12 million and $13 million for 2007. Additional cash requirements, including funds for acquisitions, will be funded from various sources, including proceeds from bank financing, intercompany advances from Cox Enterprises and, if or when appropriate, issuances of securities.

Debt Service

On July 26, 2006, we replaced our then-existing credit facility with a new senior unsecured revolving credit facility with up to $600 million in total borrowing capacity. On July 26, 2006, we borrowed $420 million under the new credit facility, of which $410 million was used to repay amounts outstanding under our old credit facility. As a result of our business operations, we may generate excess cash which, from time to time, is used to repay amounts outstanding under the new revolving credit facility. The lending commitments under the new credit facility are scheduled to terminate on July 26, 2011. The interest rate for the new facility is, at our option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	LIBOR plus a spread based on the credit ratings of our senior long-term debt;

•	the federal funds borrowing rate plus a spread based on the credit ratings of our senior long-term debt.

The new credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of our senior long-term debt. The new credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At December 31, 2006, we were in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At December 31, 2006, we had $380 million of outstanding indebtedness under the new credit facility with $220 million available for borrowing. The interest rate applied to amounts due under the new credit facility was 6.0% at December 31, 2006. At December 31, 2005, we had approximately $155 million of outstanding indebtedness under the old facility with $345 million available. The interest rate applied to amounts due under the old credit facility was 5.1% at December 31, 2005. Since the interest rate was variable, the recorded balance of the credit facilities approximates fair value. See “Note 10 to the Consolidated Financial Statements” for a discussion of our interest rate swap agreement.

In February 2006, we repaid the $250.0 million principal amount of our 6.625% notes at maturity using funds from our revolving credit facility.

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

In February 2005, we agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist us in a signal upgrade project for one of our stations. This guarantee expires in February 2008. If the signal upgrade is approved by the FCC, then we are likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, our guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. We believe that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At both December 31, 2006 and 2005, the carrying value of this guarantee was $0.4 million.

Summary Disclosures about Contractual Obligations

We also have various commitments under the following types of contracts: non-cancelable operating leases; capital leases; long-term debt; interest payments on long-term debt; and other purchase commitments, including contracts for sports programming and on-air personalities. The aggregate minimum annual commitments associated with these contracts as of December 31, 2006 were as follows:

	Payments Due by Period
	Total	2007	2008 and 2009	2010 and 2011	After 2011
	(Amounts in thousands)
Operating leases	$40,410	$6,774	$11,109	$8,356	$14,171
Capital leases	300	114	146	40	—
Long-term debt (1)	380,000	—	—	380,000	—
Interest on long-term debt (2)	67,031	22,991	36,619	7,421	—
Purchase commitments	90,493	48,029	35,325	5,674	1,465

Total	$578,234	$77,908	$83,199	$401,491	$15,636

(1)	Consists of $380 million outstanding at December 31, 2006 under our credit facility and assumes this facility will be repaid and not refinanced at or prior to expiration in 2011.
(2)	These amounts represent estimated future cash interest payments related to our credit facility based on the variable rate specified under our credit agreement, including the impact of our interest rate swap agreement. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.

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

We receive day-to-day cash management services from Cox Enterprises, with settlements of outstanding balances between us and Cox Enterprises occurring periodically at market interest rates. As a part of these services, Cox Enterprises transfers funds to cover our checks presented for payment and we record a book overdraft, which is classified as accounts payable in the accompanying balance sheets. Book overdrafts of $4.1 million and $5.4 million existed at December 31, 2006 and 2005, respectively, as a result of our checks outstanding. The amounts due to or from Cox Enterprises are generally due on demand and represent the net balance of the intercompany transactions. The rate charged on intercompany borrowing is defined as Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate (5.6% and 4.7% at December 31, 2006 and 2005, respectively), dependent upon our credit rating. Cox Enterprises owed us $2.0 million at December 31, 2006 and we owed Cox Enterprises approximately $9.9 million at December 31, 2005.

We receive certain management services from Cox Enterprises and its wholly-owned subsidiary, Cox Broadcasting, including management and financial advisory services, legal, corporate, secretarial, tax, internal audit, risk management, purchasing and materials management, employee benefit (including pension plan) administration, fleet, engineering and other support services. Expenses allocated for these services are included in corporate general and administrative expenses in the consolidated financial statements. We were allocated expenses for the years ended December 31, 2006, 2005 and 2004 of approximately $3.2 million, $3.3 million and $3.4 million, respectively, related to these services.

In connection with these management services, we reimburse Cox Enterprises for payments made to third-party vendors for certain goods and services provided to us under arrangements made by Cox Enterprises on behalf of Cox Enterprises and its affiliates, including Cox Radio. We believe such arrangements allow us to receive such goods and services at more attractive pricing than we would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through Cox Enterprises’ insurance program, which provides coverage for all of its affiliates, including Cox Radio. Rather than self-insuring these risks, Cox Enterprises purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of Cox Enterprises, including James C. Kennedy, Chairman of our board of directors, and his sister, who each own 25%. This insurance company is an insurer and re-insurer on various insurance policies purchased by Cox Enterprises, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on our loss experience consistent with insurance industry practice. Our portion of these insurance costs was approximately $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Our employees participate in certain Cox Enterprises employee benefit plans, and we made payments to Cox Enterprises in 2006 for the costs incurred because of such participation, including self-insured employee medical insurance costs of approximately $10.5 million, retiree medical payments of approximately $0.1 million, postemployment benefits of approximately $0.7 million and executive pension plan payments of approximately $1.1 million. Costs incurred for these items in 2005 and 2004 were self-insured employee medical insurance costs of approximately $9.3 million and $9.0 million, respectively; retiree medical payments of approximately $0.1 million and $0.1 million, respectively; postemployment benefits of approximately $0.7 million and $0.6 million, respectively; and executive pension plan payments of approximately $1.2 million and $1.1 million, respectively.

Our headquarters building is leased by Cox Enterprises from a partnership that in turn is indirectly owned by descendents of Governor James M. Cox, the founder of Cox Enterprises, with an indirect 36% interest held in the aggregate by the children of James C. Kennedy, Chairman of our board of directors, and an indirect less than 3% interest held in the aggregate by Mr. Kennedy, his mother and his sister. We pay rent and certain other occupancy costs to Cox Enterprises for space in Cox Enterprises’ corporate headquarters building. Rent and occupancy expense is allocated based on occupied space. Related rent and occupancy expense was approximately $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Cox Search, Inc., a wholly-owned subsidiary of Cox Enterprises, from time to time purchases radio advertising from our Atlanta radio stations at regular commercial rates. For the years ended December 31, 2006 and 2005 the amount purchased was $0.6 million and $0.3 million, respectively.

We have entered into lease agreements with Cox Broadcasting with respect to studio and tower site properties in Atlanta, Georgia, Dayton, Ohio and Orlando, Florida that are used for our radio operations in those markets. The annual rental cost in the aggregate was approximately $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Included in the amounts due from (to) Cox Enterprises are the following transactions:

(Amounts in thousands)

Due from Cox Enterprises, December 31, 2003	$6,284

Cash transferred to Cox Enterprises	419,590
Acquisitions	(681)
Payments on revolver	(60,000)
Net operating expense allocations and reimbursements	(358,620)

Due from Cox Enterprises, December 31, 2004	6,573

Cash transferred to Cox Enterprises	440,431
Acquisitions	(4,000)
Borrowings on revolver	30,000
Repayment of 6.375% notes	(100,000)
Repurchase of Class A common stock	(39,620)
Net operating expense allocations and reimbursements	(343,282)

Due to Cox Enterprises, December 31, 2005	(9,898)

Cash transferred to Cox Enterprises	433,612
Acquisitions	(7,688)
Borrowings on revolver	225,000
Repayment of 6.625% notes	(250,000)
Repurchase of Class A common stock	(45,227)
Net operating expense allocations and reimbursements	(343,819)

Due from Cox Enterprises, December 31, 2006	$1,980

We have estimated that the carrying value of advances approximates fair value, given the short-term nature of these advances.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, which became effective for Cox Radio on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We are currently finalizing our evaluation of the impact of adoption and have not yet determined the effect on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 was effective for fiscal years ending on or after November 15, 2006. The implementation of SAB No. 108 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, with limited exceptions; and (c) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur as a component of comprehensive income. The adoption of SFAS No. 158 will not have a material impact on our financial position, results of operations or cash flows because we do not sponsor a defined benefit plan.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to a number of financial market risks in the ordinary course of business. We have examined exposures to these risks and concluded that none of the exposures in these areas are material to cash flows or earnings; however, our primary financial market risk exposure pertains to changes in interest rates.

We have engaged in several strategies to manage these market risks. We currently have one interest rate swap agreement for purposes of managing borrowing costs.

Pursuant to this interest rate swap agreement, we have exchanged our floating rate interest obligations on $25 million in notional principal amount of debt for a fixed annual interest rate of 6.4%. This agreement matures on September 30, 2007. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, we formally designated this agreement as a cash flow hedge as discussed in Note 10 to the consolidated financial statements. We are exposed to a credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. However, we do not anticipate nonperformance by such counterparty, and no material loss would be expected in the event of the counterparty’s nonperformance. The estimated fair value of this swap agreement, based on current market rates, approximated a net payable of $0.2 million and $0.7 million at December 31, 2006 and 2005, respectively. The fair value of the swap agreement at December 31, 2006 is included in other current liabilities according to the maturity date of the swap. The market risk for the interest rate swap is mitigated as the variable rate received is hedged to the variable rate paid on the credit facility.

The estimated fair values of debt instruments are based on discounted cash flow analyses using our borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facilities and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. We are exposed to interest rate volatility with respect to these variable rate debt instruments. If the LIBOR borrowing rates were to increase 1% above the current rates at December 31, 2006, our interest expense on the revolving credit facility would increase approximately $3.8 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described above.

With respect to the interest rate swap agreement, we have estimated its fair value using available market information and valuation methodologies that we believe to be appropriate. Considerable judgment, however, is required in interpreting market data to develop the estimate of fair value. Accordingly, the estimate presented above is not necessarily indicative of the amount that we would realize or pay in a current market exchange.

ITEM 8.	Financial Statements and Supplementary Data

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions relating to our assets;

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cox Radio, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Cox Radio, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and the financial statement schedule listed in the Index at Item 15, and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cox Radio, Inc.:

We have audited the accompanying consolidated balance sheets of Cox Radio, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and its results of operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 13, 2007

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,381	$3,455
Accounts and notes receivable, less allowance for doubtful accounts of $2,983 and $3,190, respectively	85,660	83,388
Prepaid expenses and other current assets	5,254	6,026
Amounts due from Cox Enterprises	1,980	—

Total current assets	97,275	92,869
Property and equipment, net	74,334	74,025
FCC licenses and other intangible assets, net	1,702,442	1,868,739
Goodwill	215,584	217,921
Other assets	28,282	12,510

Total assets	$2,117,917	$2,266,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27,987	$26,664
Accrued salaries and wages	2,507	2,699
Accrued interest	1,195	6,969
Income taxes payable	1,819	1,625
Amounts due to Cox Enterprises	—	9,898
Other current liabilities	3,910	3,890

Total current liabilities	37,418	51,745
Long-term debt, less current portion	380,000	404,988
Deferred income taxes	468,082	520,040
Other long-term liabilities	14,378	8,631

Total liabilities	899,878	985,404

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 42,918,759 and 42,189,547 shares issued and 36,818,888 and 39,383,476 shares outstanding at December 31, 2006 and 2005, respectively	14,163	13,923
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at December 31, 2006 and 2005	19,382	19,382
Additional paid-in capital	640,298	635,650
Unearned stock-based compensation	—	(2,032)
Accumulated other comprehensive income, net of tax	368	235
Retained earnings	630,521	654,968

	1,304,732	1,322,126
Less: Class A common stock held in treasury (6,099,871 and 2,806,071 shares at cost at December 31, 2006 and 2005, respectively)	(86,693)	(41,466)

Total shareholders’ equity	1,218,039	1,280,660

Total liabilities and shareholders’ equity	$2,117,917	$2,266,064

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands, except per share data)
Net revenues:
Local	$308,279	$311,477	$310,595
National	98,030	95,910	98,417
Other	34,159	30,543	29,201

Total net revenues	440,468	437,930	438,213
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown below)	86,440	86,252	98,219
Selling, general and administrative	171,366	169,817	162,617
Corporate general and administrative	19,869	19,439	17,676
Depreciation and amortization	11,195	11,245	11,867
(Gain) loss on loan guarantee	—	(138)	3,064
Impairment of intangible assets	176,333	14,351	—
Other operating expenses, net	794	125	1,093

Operating (loss) income	(25,529)	136,839	143,677
Other income (expense):
Interest expense	(25,345)	(27,444)	(30,388)
Other, net	2	(39)	(387)

(Loss) income before income taxes	(50,872)	109,356	112,902

Current income tax expense	25,535	27,435	45,772
Deferred income tax (benefit) expense	(51,960)	20,648	(836)

Total income tax (benefit) expense	(26,425)	48,083	44,936

Net (loss) income	$(24,447)	$61,273	$67,966

Net (loss) income per share – basic
Net (loss) income per common share	$(0.25)	$0.61	$0.68

Net (loss) income per share – diluted
Net (loss) income per common share	$(0.25)	$0.61	$0.67

Weighted average common shares outstanding – basic	96,012	100,165	100,552
Weighted average common shares outstanding – diluted	96,012	100,430	100,758

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Unearned Comp- ensation	Accumulated Other Compre- hensive (Loss) Income	Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount					Shares	Amount	Total
	(Amounts in thousands)
Balance at December 31, 2003	41,718	$13,767	58,733	$19,382	$626,499	$—	$(1,863)	$525,729	128	$(1,846)	$1,181,668

Comprehensive income:
Net income	—	—	—	—	—	—	—	67,966	—	—	67,966
Unrealized gain on interest rate swaps	—	—	—	—	—	—	1,226	—	—	—	1,226
Reclassification to earnings of transition adjustments	—	—	—	—	—	—	102	—	—	—	102

Comprehensive income											69,294

Unearned stock-based compensation	—	—	—	—	—	(2,734)	—	—	—	—	(2,734)
Amortization of unearned stock-based compensation	—	—	—	—	—	431	—	—	—	—	431
Issuance of Class A common stock related to incentive plans, includes tax benefit of $1.9 million	388	128	—	—	8,886	—	—	—	—	—	9,014

Balance at December 31, 2004	42,106	13,895	58,733	19,382	635,385	(2,303)	(535)	593,695	128	(1,846)	1,257,673

Comprehensive income:
Net income	—	—	—	—	—	—	—	61,273	—	—	61,273
Unrealized gain on interest rate swaps	—	—	—	—	—	—	714	—	—	—	714
Reclassification to earnings of transition adjustments	—	—	—	—	—	—	56	—	—	—	56

Comprehensive income											62,043

Unearned stock-based compensation	—	—	—	—	—	(149)	—	—	—	—	(149)
Amortization of unearned stock-based compensation	—	—	—	—	—	420	—	—	—	—	420
Repurchase of Class A common stock	—	—	—	—	—	—	—	—	2,678	(39,620)	(39,620)
Issuance of Class A common stock related to incentive plans, includes tax benefit of less than $0.1 million	84	28	—	—	265	—	—	—	—	—	293

Balance at December 31, 2005	42,190	13,923	58,733	19,382	635,650	(2,032)	235	654,968	2,806	(41,466)	1,280,660

Comprehensive income:
Net loss	—	—	—	—	—	—	—	(24,447)	—	—	(24,447)
Unrealized gain on interest rate swaps	—	—	—	—	—	—	77	—	—	—	77
Reclassification to earnings of transition adjustments	—	—	—	—	—	—	56	—	—	—	56

Comprehensive income											(24,314)

Unearned stock-based compensation	—	—	—	—	(2,032)	2,032	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,567	—	—	—	—	—	1,567
Repurchase of Class A common stock	—	—	—	—	—	—	—	—	3,294	(45,227)	(45,227)
Issuance of Class A common stock related to incentive plans, includes tax benefit of $0.8 million	729	240	—	—	5,113	—	—	—	—	—	5,353

Balance at December 31, 2006	42,919	$14,163	58,733	$19,382	$640,298	$—	$368	$630,521	6,100	$(86,693)	$1,218,039

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(24,447)	$61,273	$67,966
Items not requiring cash:
Depreciation and amortization	11,195	11,245	11,867
Deferred income taxes	(51,960)	20,648	(836)
Compensation expense related to long-term incentive plans	4,618	3,066	431
Other	662	692	2,182
(Gain) loss on loan guarantee	—	(138)	3,064
Impairment of intangible assets	176,333	14,351	—
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
(Increase) decrease in accounts receivable	(2,272)	678	450
(Decrease) increase in accounts payable and accrued expenses	(2,849)	1,378	(3,147)
(Decrease) increase in accrued salaries and wages	(192)	190	(1,630)
(Decrease) increase in accrued interest	(5,774)	(599)	338
Increase (decrease) in income taxes payable	194	(2,517)	(6,795)
Other, net	3,463	3,143	(1,133)

Net cash provided by operating activities	108,971	113,410	72,757

Cash flows from investing activities:
Capital expenditures	(11,537)	(10,964)	(9,019)
Acquisitions and related expenses, net of cash acquired	(7,688)	(4,000)	(681)
Option to purchase radio stations	(5,000)	(2,000)	—
Investment in signal upgrades	(5,631)	(2,127)	(7,680)
Proceeds from sales of assets	46	187	128
Other, net	(220)	147	(741)

Net cash used in investing activities	(30,030)	(18,757)	(17,993)

Cash flows from financing activities:
Net borrowings (repayments) of revolving credit facilities	225,000	30,000	(60,000)
Repayment of 6.625% and 6.375% notes, respectively	(250,000)	(100,000)	—
Cash paid for loss on loan guarantee	—	(2,926)	—
Proceeds from issuances of stock related to stock-based compensation plans	4,528	135	4,401
Tax benefit of stock options exercised	824	9	1,880
Repurchase of Class A common stock	(45,227)	(39,620)	—
(Decrease) increase in book overdrafts	(1,262)	1,503	(992)
Payment of debt issuance costs	—	—	(736)
(Decrease) increase in amounts due to Cox Enterprises, net	(11,878)	16,471	(289)

Net cash used in financing activities	(78,015)	(94,428)	(55,736)

Net increase (decrease) in cash and cash equivalents	926	225	(972)
Cash and cash equivalents at beginning of year	3,455	3,230	4,202

Cash and cash equivalents at end of year	$4,381	$3,455	$3,230

See notes to consolidated financial statements.

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. (Cox Enterprises) indirectly owns approximately 65% of the common stock of Cox Radio and has approximately 95% of the voting power of Cox Radio.

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

Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2006, 2005 and 2004 were $8.4 million, $7.4 million and $6.9 million, respectively.

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

Web Site Development Costs

Web site development activities include planning, design and development of graphics and content for new web sites and operation of existing sites. Cox Radio accounts for costs associated with such activities in accordance with the Emerging Issues Task Force (EITF) Issue No. 00-2, “Accounting for Web Site Development Costs.” Under this guidance, costs incurred that involve providing additional functions and features to the web site should be capitalized. Costs associated with website planning, maintenance, content development and training should be expensed as incurred. Capitalized costs are generally amortized over two years.

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

Cox Radio evaluates its FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using the direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. Cox Radio also evaluates goodwill in each of its reporting units (markets) for impairment annually, or more frequently if certain circumstances are present, using the residual method. If the carrying amount of goodwill in a reporting unit is greater than its implied value of goodwill, determined from the estimated fair value of the reporting unit, the carrying amount of goodwill in that reporting unit is reduced to its estimated fair value.

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

Pension and Postretirement Benefits

Cox Enterprises generally provides defined pension benefits to eligible Cox Radio employees based on years of service and compensation during those years. Cox Enterprises also provides certain health care and life insurance benefits to eligible Cox Radio employees and retirees. Expenses related to these plans are allocated to Cox Radio through the intercompany account. The amount of the allocation is generally based on actuarial determinations of the effect of Cox Radio employees’ participation in the Cox Enterprises plans. Prior to January 1, 2007, only retirees and employees of Cox Radio who were employed on or before December 31, 1996 were eligible to participate in these plans. On December 14, 2006, the Cox Radio Board of Directors approved expanded participation so that, effective January 1, 2007, all remaining eligible employees of Cox Radio will participate in both the pension plan and post-retirement health care plan on a prospective basis.

Incentive Compensation Plans

In 2005, Cox Radio’s Long-Term Incentive Plan (LTIP) consisted of a mix of stock options and performance awards to selected officers and senior executives. Performance awards are designed to increase in value based on Cox Radio’s operating performance and are denominated as a number of units which are multiplied by the percentage increase in certain pre-established financial metrics over a five-year period. Performance awards vest 60% in the third year, 80% in the fourth year, and 100% in the fifth year from the date of grant. Cox Radio recognizes compensation expense related to the performance awards over the appropriate vesting period based on the amount that is expected to be paid upon vesting of the awards. Performance awards will be paid out in cash or, for certain employees, in Cox Radio stock, which will remain subject to restrictions on resale or transfer as long as the recipient is employed by Cox Radio or one of its affiliates.

In 2006, Cox Radio implemented a new long-term award format that consists of a mix of performance awards (as described above) and restricted stock. Awards of restricted stock fully vest five years after the date of grant and are subject to a risk of forfeiture until the vesting date. Cox Radio recognizes compensation expense related to the restricted stock awards over the five-year vesting period.

During the year ended December 31, 2006, Cox Radio had three stock-based employee compensation plans, the LTIP and two Employee Stock Purchase Plans (each an ESPP). The 2004 ESPP terminated during the first quarter of 2006, and shares were issued under this plan effective March 31, 2006. In July 2006, payroll deductions began for employees participating in the 2006 ESPP. Prior to January 1, 2006, Cox Radio would have accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” (Statement 123). With the exception of restricted stock issued under the LTIP, no stock-based employee compensation cost was recognized in the Consolidated Statements of Income for the three-months and year ended December 31, 2005 as all options granted under those plans had either an exercise price equal to the market value of the underlying Class A common stock on the date of grant or, in the case of the 2004 ESPP, were issued in connection with a non-compensatory plan. Effective January 1, 2006, Cox Radio adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R), using the modified-prospective transition method. This transition method, discussed in further detail below, does not require results for prior periods to be restated.

Under the modified-prospective transition method, compensation cost recognized during the period of adoption should include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. On October 31, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of all unvested stock options granted from January 2001 through October 31, 2005. Unvested stock option awards with respect to approximately 4.7 million shares of Class A common stock were subject to this vesting acceleration. However, the Compensation Committee left the exercise date of these options, and all other terms of the awards, unchanged. The purpose of accelerating the vesting of these options was to allow Cox Radio to avoid recognition of compensation expense associated with these options in future periods as the exercise prices exceeded the market value of the underlying stock on the date of acceleration. Therefore, incremental compensation expense recognized in the Consolidated Statements of Income for the three-months and year ended December 31, 2006, as a result of the adoption of SFAS No. 123R, relates only to the two ESPPs as no new share-based payment awards, with the exception of restricted stock awards, have been granted subsequent to January 1, 2006. As indicated above, restricted stock awards were required to be expensed prior to the adoption of SFAS No. 123R. As a result of the adoption of SFAS No. 123R on January 1, 2006, Cox Radio’s income before income taxes was $0.1 million and $0.2 million lower for the three-month period and year ended December 31, 2006, respectively, than if Cox Radio had continued to account for share-based compensation under APB 25.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized stock-based compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. For the three-month period and year ended December 31, 2006, there were tax benefits of $0.1 million and $0.8 million, respectively, resulting from tax deductions in excess of the related stock-based compensation cost.

Had compensation cost for Cox Radio’s stock-based compensation plans been determined based on the fair value at the grant or enrollment dates in accordance with the fair value provisions of Statement 123, Cox Radio’s net income and net income per share for the years ended December 31, 2005 and 2004 would have been the pro forma amounts indicated below. Actual results for the year ended December 31, 2006 have been determined in accordance with the fair value provisions of SFAS No. 123R and, therefore, pro forma results for such period are not necessary.

	Year Ended December 31,
	2005	2004
	(Amounts in thousands, except per share data)
Net income, as reported	$61,273	$67,966
Add: Amortization of unearned compensation related to restricted stock	257	259
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,782)	(6,314)

Pro forma net income	$47,748	$61,911

Earnings per share:
Basic – as reported	$0.61	$0.68

Basic – pro forma	$0.48	$0.62

Diluted – as reported	$0.61	$0.67

Diluted – pro forma	$0.48	$0.61

Pro forma results for the year ended December 31, 2005 include approximately $12.1 million related to the acceleration of the vesting of all of Cox Radio’s unvested “out of the money” stock options granted under its LTIP from January 2001 through October 31, 2005. See Note 12 for further discussion.

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 23%, 23% and 25% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for Cox Radio as of January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Cox Radio is currently finalizing its evaluation of the impact of adoption and has not yet determined the effect on Cox Radio’s financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 was effective for fiscal years ending on or after November 15, 2006. The implementation of SAB No. 108 did not have a material impact on Cox Radio’s financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, with limited exceptions; and (c) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur as a component of comprehensive income. The adoption of SFAS No. 158 will not have a material impact on Cox Radio’s financial position, results of operations or cash flows because Cox Radio does not sponsor a defined benefit plan.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3. Earnings per Common Share and Capital Structure

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands, except per share data)
Net (loss) income	$(24,447)	$61,273	$67,966

Earnings Per Share – Basic Weighted-average common shares outstanding	96,012	100,165	100,552

Net (loss) income per common share – basic	$(0.25)	$0.61	$0.68

Earnings Per Share – Diluted Weighted-average common shares outstanding	96,012	100,165	100,552
Effect of dilutive securities:

Long-Term Incentive Plan	—	227	155
Employee Stock Purchase Plan	—	38	51

Shares applicable to earnings per share – diluted	96,012	100,430	100,758

Net (loss) income per common share – diluted	$(0.25)	$0.61	$0.67

For the year ended December 31, 2006, 6.9 million stock options, 0.5 million shares of restricted stock and 0.2 million ESPP purchase rights were excluded from the computation of net loss per common share – diluted because their inclusion would have been anti-dilutive. Cox Radio excluded 6.6 million and 5.9 million stock options from the computation of net income per common share –diluted for the years ended December 31, 2005 and 2004, respectively, because to include them would have been anti-dilutive.

4. Acquisitions and Dispositions of Businesses

Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past three years through February 15, 2007 are discussed below.

In September 2006, Cox Radio consummated the acquisition of WOKV-FM (formerly WBGB-FM) serving the Jacksonville, Florida market for a purchase price of approximately $7.7 million. The purchase price was allocated substantially to FCC licenses.

In January 2005, Cox Radio paid $2 million for an option to purchase five radio stations for $60 million. In October 2006, the related agreement was amended to extend the period within which Cox Radio could exercise its option to purchase the stations by approximately one month, to January 31, 2008. In consideration for granting Cox Radio an exclusive three-year option, the option agreement provides the sellers a right that is exercisable at two distinct times during the option term to provide notice requiring Cox Radio to elect whether or not to purchase the stations. While these rights are called put rights under the agreement, exercise of these rights by the sellers does not obligate Cox Radio to purchase the stations. Rather, upon receiving notice from the sellers, if Cox Radio elects to not purchase the stations at that time, it must pay $5 million to the sellers. If Cox Radio elects to acquire the stations at any time during the term of the agreement, the initial $2 million payment and any amounts previously paid by Cox will be applied to the purchase price of the stations. During July 2006, the sellers exercised their first put right, and Cox Radio paid the $5 million put refusal payment. Based on the facts and circumstances, Cox Radio determined that the sellers’ exercise of their second put right, which is exercisable in July 2007, was probable and therefore accrued the $5 million second put refusal payment at June 30, 2006.

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

5. Investments

iBiquity Digital Corporation - Cox Radio holds shares of common stock of iBiquity Digital Corporation (formerly USA Digital Radio, Inc.), a developer of digital radio broadcasting technology, that Cox Radio originally acquired for a total purchase price of $2.5 million. Cox Radio accounts for this investment, included in other assets in the accompanying balance sheets, under the cost method. This investment is evaluated for impairment on an annual basis or as the circumstances dictate. No impairment has been recorded to date.

6. Property and Equipment

	December 31,
	2006	2005
	(Amounts in thousands)
Land	$8,161	$8,125
Buildings and building improvements	32,093	31,099
Broadcast equipment	108,069	107,930
Construction in progress	5,104	2,215

Property and equipment, at cost	153,427	149,369
Less accumulated depreciation	(79,093)	(75,344)

Net property and equipment	$74,334	$74,025

7. Goodwill and Other Intangible Assets

Cox Radio accounts for goodwill and intangible assets in accordance with SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, not be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is December 31st.

During the first quarter of 2007, Cox Radio performed its annual tests for impairment and recorded an impairment charge of $173.9 million to reduce the carrying value of FCC licenses at the Birmingham, Greenville, Houston, Louisville and Richmond markets to their estimated fair value. This non-cash charge was recorded in the fourth quarter and is reflected in the Consolidated Statement of Income for the year ended December 31, 2006. Additionally, as a result of the impairment test, Cox Radio recorded a goodwill impairment charge of $2.5 million in the fourth quarter as reflected in the Consolidated Statement of Income for the year ended December 31, 2006. The $2.5 million reflects charges to reduce the carrying value of goodwill at the Louisville market to its estimated fair value.

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

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
December 31, 2006
FCC licenses and other intangible assets, net	$1,703,019	$577	$1,702,442
Goodwill	215,584	—	215,584

December 31, 2005
FCC licenses and other intangible assets, net	$1,869,300	$561	$1,868,739
Goodwill	217,921	—	217,921

Amortization expense for each of the years ended December 31, 2006 and 2005 was less than $0.1 million. Amortization expense for each of the next five years is not expected to be material. Total amortizable intangible assets are immaterial.

In September 2006, Cox Radio consummated the acquisition of WOKV-FM (formerly WBGB-FM) serving the Jacksonville, Florida market for a purchase price of approximately $7.7 million. The purchase price was allocated substantially to FCC licenses.

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

During 2004, Cox Radio completed signal upgrades for WALR-FM in Atlanta, Georgia and, in connection therewith, reclassified $6.6 million from other assets to FCC licenses, and for WODL-FM in Birmingham, Alabama and, in connection therewith, reclassified $7.8 million from other assets to FCC licenses.

8. Income Taxes

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Current:
Federal	$28,246	$22,612	$33,822
State	(2,711)	4,823	11,950

Total current	25,535	27,435	45,772

Deferred:
Federal	(38,995)	16,968	1,407
State	(12,965)	3,680	(2,243)

Total deferred	(51,960)	20,648	(836)

Total income tax (benefit) expense	$(26,425)	$48,083	$44,936

The tax effects of significant temporary differences, which comprise the net deferred tax liabilities, are as follows:

	December 31,
	2006	2005
	(Amounts in thousands)
Current deferred tax assets:
Provision for doubtful accounts	$1,151	$1,242

Total net current assets	$1,151	$1,242

Noncurrent deferred tax assets (liabilities):
Property and equipment	$(6,509)	$(8,003)
Intangibles	(468,384)	(515,805)
Employee compensation and benefits	5,102	2,311
Other	1,709	1,457

Total net noncurrent liabilities	(468,082)	(520,040)

Net deferred tax liabilities	$(466,931)	$(518,798)

Income tax (benefit) expense computed using the federal statutory rates is reconciled to the reported income tax provisions as follows:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Federal statutory income tax rate	35%	35%	35%
Computed tax (benefit) expense at federal statutory rates on income before income taxes	$(17,806)	$38,275	$39,516
State income taxes (net of federal tax benefit)	(6,175)	5,218	8,182
Change in estimated effective state tax rates	(4,014)	309	(1,872)
Impairment of intangible assets	859	4,162	—
Other, net	711	119	(890)

Income tax (benefit) expense	$(26,425)	$48,083	$44,936

Income tax expense decreased $74.5 million to a $26.4 million benefit in 2006. The change in income tax expense was primarily attributable to a $67.1 million deferred income tax benefit resulting from the impairment of intangibles assets discussed above, as well as changes in certain state effective tax rates and adjustments for the actual or expected resolution of certain income tax audits. Cox Radio’s effective tax rates for 2006 and 2005 were 51.9% and 44.0%, respectively. The tax benefit for 2006 reflects an income tax rate significantly higher than the federal statutory rate due in part to the current tax impact of adjustments and settlements with various state taxing jurisdictions, the deferred tax impact of changes in state income tax laws and the relatively nominal pre-tax income.

Each year, Cox Radio analyzes its effective rate for deferred state income tax purposes. The appropriate rate is determined based on the states in which Cox Radio currently operates and the relative statutory rates, apportionment factors and taxable income applicable to those states. Accordingly, adjustments of approximately $(4.0) million, $0.3 million and $1.9 million were recorded in 2006, 2005 and 2004, respectively.

During 2006, Cox Radio received a $3.7 million refund related to the conclusion of a federal income tax audit for the 2002-2003 tax years. Adjustments made during federal income tax audits for the 1998-2001 tax years gave rise to this refund. There was no material income statement impact in the current year. The Internal Revenue Services (IRS) has initiated a field examination for tax periods 2004 and 2005. Additionally, during 2006, Cox Radio concluded several state audits through which it paid $2.7 million and recorded a corresponding reduction to income tax expense of $6.1 million.

During 2004 and 2005, in connection with the conclusion of federal income tax audits for the years 1998 – 2001, Cox Radio paid approximately $27.1 million in taxes related to certain radio station transactions completed during the audit period. Cox Radio had previously provided for the possibility of this outcome. As a result of the audit, a reclassification between current and deferred tax liability and expense was made during 2004.

In the normal course of business, Cox Radio’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Cox Radio accrues a liability when it believes that an assessment is probable. In June 2006, the FASB issued FIN 48, which is effective for Cox Radio as of January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Cox Radio is currently finalizing its evaluation of the impact of adoption and has not yet determined the effect on its financial position or results of operations.

9. Long-Term Debt, Commitments and Contingencies

Cox Radio’s debt at December 31, 2006 and 2005 consisted of the following:

	2006	2005
	(Amounts in thousands)
6.625% notes payable, due in February 2006 (1)	$—	$249,988
Revolving credit facility	380,000	155,000

Total long-term debt	380,000	404,988
Less current portion	—	—

Total long-term debt, less current portion	$380,000	$404,988

(1)	At December 31, 2005, the estimated aggregate fair value of the 6.625% notes was approximately $250.6 million based on quoted market prices. The 6.625% notes due February 15, 2006 were excluded from current liabilities because Cox Radio refinanced this obligation on a long-term basis under its credit facility, which had unused capacity of $345 million as of December 31, 2005.

In July 2006, Cox Radio replaced its then existing $500 million, five-year unsecured revolving credit facility with a $600 million five-year unsecured revolving credit facility. The interest rate for the new facility is, at Cox Radio’s option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	the London Interbank Offered Rate (LIBOR) plus a spread based on the credit ratings of Cox Radio’s senior long-term debt;

•	the federal funds borrowing rate plus a spread based on the credit ratings of Cox Radio’s senior long-term debt.

The new credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior long-term debt. The new credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At December 31, 2006, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At December 31, 2006, Cox Radio had $380 million of outstanding indebtedness under the new credit facility with $220 million available for borrowing. The interest rate applied to amounts due under the new credit facility was 6.0% at December 31, 2006. At December 31, 2005, Cox Radio had approximately $155 million of outstanding indebtedness under the old facility with $345 million available for borrowing. The interest rate applied to amounts due under the old credit facility was 5.1% at December 31, 2005. Since the interest rate under each credit facility was variable, the recorded balance of each credit facility approximated fair value. See Note 10 for a discussion of Cox Radio’s interest rate swap agreement.

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. This guarantee expires in February 2008. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At both December 31, 2006 and 2005, the carrying value of this guarantee was $0.4 million.

In January 2005, Cox Radio paid $2 million for an option to purchase five radio stations for $60 million. In October 2006, the related agreement was amended to extend the period within which Cox Radio could exercise its option to purchase the stations by approximately one month, to January 31, 2008. In consideration for granting Cox Radio an exclusive three-year option, the option agreement provides the sellers a right that is exercisable at two distinct times during the option term to provide notice requiring Cox Radio to elect whether or not to purchase the stations. While these rights are called put rights under the agreement, exercise of these rights by the sellers does not obligate Cox Radio to purchase the stations. Rather, upon receiving notice from the sellers, if Cox Radio elects to not purchase the stations at that time, it must pay $5 million to the sellers. If Cox Radio elects to acquire the stations at any time during the term of the agreement, the initial $2 million payment and any amounts previously paid by Cox Radio will be applied to the purchase price of the stations. During July 2006, the sellers exercised their first put right, and Cox Radio paid the $5 million put refusal payment. Based on the facts and circumstances, Cox Radio determined that the sellers’ exercise of their second put right, which is exercisable in July 2007, was probable and therefore accrued the $5 million second put refusal payment at June 30, 2006.

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

Cox Radio is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these currently pending legal proceedings will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

Each of Cox Radio’s radio stations operates pursuant to one or more licenses issued by the FCC that have a maximum term of eight years prior to renewal. Cox Radio’s FCC broadcast licenses expire at various times from 2011 to 2014. Although Cox Radio may apply to renew its FCC broadcast licenses, third parties may challenge Cox Radio’s renewal applications. Cox Radio is not aware of any facts or circumstances that would prevent it from having its current licenses renewed. Since becoming a public company in 1996, the FCC has not denied any of Cox Radio’s license renewal applications.

Cox Radio leases land, office facilities and various items of equipment. Rental expense under operating leases amounted to $10.0 million in 2006 and $10.4 million in 2005 and 2004.

Cox Radio also has various commitments under the following types of contracts: non-cancelable operating leases; long-term debt; interest payments on long-term debt; and other purchase commitments, including contracts for sports programming and on-air personalities. The aggregate minimum annual commitments associated with these contracts as of December 31, 2006 were as follows:

	Payments Due by Period
	Total	2007	2008 and 2009	2010 and 2011	After 2011
	(Amounts in thousands)
Operating leases	$40,410	$6,774	$11,109	$8,356	$14,171
Capital leases	300	114	146	40	—
Long-term debt (1)	380,000	—	—	380,000	—
Interest on long-term debt (2)	67,031	22,991	36,619	7,421	—
Purchase commitments	90,493	48,029	35,325	5,674	1,465

Total	$578,234	$77,908	$83,199	$401,491	$15,636

(1)	Consists of $380 million outstanding at December 31, 2006 under the credit facility and assumes this facility will be repaid and not refinanced at or prior to expiration in 2011.
(2)	These amounts represent estimated future cash interest payments related to the credit facility based on the variable rate specified under its credit agreement, including the impact of our interest rate swap agreement. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.

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

At December 31, 2006, Cox Radio had a single interest rate swap agreement with a $25 million notional principal amount, an annual fixed rate of 6.4% and a September 30, 2007 maturity date outstanding. This agreement is used to manage Cox Radio’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparty to this interest rate swap agreement is a major financial institution. Cox Radio is exposed to credit loss in the event of nonperformance by this counterparty. However, Cox Radio does not anticipate nonperformance by this counterparty. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $0.2 million and $0.7 million at December 31, 2006 and 2005, respectively. The fair value of the swap agreement at December 31, 2006 is included in other current liabilities according to the maturity date of the swap.

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

During the year ended December 31, 2006, changes in fair value of the interest rate swap agreement resulted in a $0.4 million credit to interest expense, before related tax effects, due to the ineffectiveness of this cash flow hedge. For the years ended December 31, 2005 and 2004, there was no ineffective portion related to the changes in fair values of the interest rate swap agreements. There were no amounts excluded from the measure of effectiveness for any of the periods. The balance of $0.4 million recorded in accumulated other comprehensive income at December 31, 2006 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the nine months ending September 30, 2007 is less than $0.1 million, before related income tax effects. The actual amount that will be reclassified to future earnings over the next nine months, until maturity, may vary from this amount as a result of changes in market conditions related to interest rates.

11. Retirement Plans

Eligible Cox Radio employees participate in the funded, noncontributory defined benefit pension plan of Cox Enterprises and certain key employees participate in an unfunded, non-qualified supplemental pension plan. The plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox Radio or affiliated companies and compensation rates during those years. Cox Enterprises uses a measurement date of December 31 for its pension and postretirement benefit plans.

Weighted-Average Assumptions

The following table sets forth the weighted-average assumptions used to determine benefit obligations:

	December 31, 2006		December 31, 2005
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	6.00%	6.00%	5.75%	5.75%
Rate of compensation increase	5.30%	5.30%	4.00%	4.00%

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost:

	Year ended December 31,
	2006		2005		2004
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	5.75%	5.75%	6.00%	5.75%	6.25%	6.25%
Rate of compensation increase	5.30%	5.30%	4.25%	4.00%	4.00%	N/A
Expected long-term return on plan assets	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%

Cox Enterprises Pension Plan

The following table sets forth certain information attributable to Cox Radio employees’ participation in the Cox Enterprises pension plans:

	December 31, 2006		December 31, 2005
	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans
	(Amounts in thousands)
Actuarial present value of benefit obligations:
Vested benefits	$35,062	$7,179	$33,453	$6,344
Nonvested benefits	1,158	363	1,036	416

Accumulated benefit obligations	$36,220	$7,542	$34,489	$6,760

Projected benefit obligations	$39,725	$10,274	$37,910	$10,613

Pension expense allocated to Cox Radio related to the plans was $1.1 million, $1.2 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Prior to January 1, 2007, only retirees and employees of Cox Radio who were employed on or before December 31, 1996 were eligible to participate in the defined benefit pension plan. In December 2006, the Cox Radio Board of Directors approved expanded participation in the plan so that, effective January 1, 2007, all remaining eligible employees will participate in both the pension plan and post-retirement health care plan on a prospective basis.

Cox Enterprises Postretirement Benefits

Cox Enterprises provides certain health care and life insurance benefits to substantially all retirees of Cox Enterprises and certain of its subsidiaries, including Cox Radio. Cox Radio’s actuarial present value of accumulated postretirement benefit obligations at December 31, 2006 and 2005 was $5.2 million and $5.5 million, respectively.

The funded status of the portion of the plan providing postretirement benefits covering the employees of Cox Radio is not determinable. The actuarial present value of postretirement benefit obligations for the postretirement benefits plan of Cox Enterprises exceeded the fair value of assets held in the plan at December 31, 2006 and 2005.

For the postretirement welfare plan, the assumed health care cost trend rate for retirees is 9.0% (10.0% in 2005). This rate is assumed to decrease gradually to 5.0% by year 2011 and remain level thereafter. Increasing the assumed health care cost trend rate by one percentage point would have resulted in an increase in the Cox Enterprises plan’s actuarial present value of benefit obligations of approximately 2.0% and an increase in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 1.0% for 2006. Decreasing the assumed health care cost trend rate by one percentage point would have resulted in a decrease in the Cox Enterprises plan’s actuarial present value of benefit obligations of approximately 1.8% and a decrease in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 0.9% for 2006.

Prior to January 1, 2007, only retirees and employees of Cox Radio who were employed on or before December 31, 1996 were eligible to participate in the post-retirement healthcare plan. In December 2006, the Cox Radio Board of Directors approved expanded participation in the plan so that, effective January 1, 2007, all remaining eligible employees will participate in both the pension plan and post-retirement health care plan on a prospective basis.

Cox Enterprises Savings and Investment Plan

In addition, substantially all of Cox Radio’s employees are eligible to participate in the savings and investment plan of Cox Enterprises. Cox Radio offers a $0.50 match on each dollar of employee contributions up to 6%, for a maximum match of 3% of eligible wages. Cox Radio’s expense under the plan was $2.4 million, $2.3 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Other Retirement Plans

Certain Cox Radio employees, whose savings and investment plan contributions are at the IRS maximum or are restricted in order to pass the IRS nondiscrimination test, were eligible to participate in Cox Enterprises’ non-qualified savings restoration plan through December 31, 2004. Under the terms of this plan, Cox Radio matched a discretionary contribution amount no greater than 50% of employee contributions to both the savings and investment and restoration plans up to a specified maximum percentage of the employee’s eligible compensation. Effective January 1, 2005, Cox Radio established a separate non-qualified savings restoration plan covering the Cox Radio employees who previously participated in the Cox Enterprises plan. The provisions of the Cox Radio non-qualified savings restoration plan are substantially similar to the features of the Cox Enterprises plan. Cox Radio’s expense under the non-qualified savings restoration plan was not material to the financial statements for any period presented.

12. Stock-Based Compensation Plans

During the year ended December 31, 2006, Cox Radio had three stock-based employee compensation plans, the LTIP and two ESPPs. The 2004 ESPP terminated during the first quarter of 2006 and shares were issued under this plan effective March 31, 2006. In July 2006, payroll deductions began for employees participating in the new 2006 ESPP. As discussed in Note 2, prior to January 1, 2006, Cox Radio would have accounted for these plans under the recognition and measurement provisions of APB 25 and related interpretations. Effective January 1, 2006, Cox Radio adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective transition method. The compensation cost charged against income for those plans was $0.4 million and $1.6 million for the three-months and year ended December 31, 2006, respectively, and $0.1 million and $0.4 million for the three-months and year ended December 31, 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 million and $0.5 million for the three-months and year ended December 31, 2006, respectively, and $0.1 million and $0.2 million for the three-months and year ended December 31, 2005, respectively. Total cash received from options exercised during the years ended December 31, 2006 and 2005 was $3.4 million and $0.1 million, respectively. Specific information regarding each plan is presented below.

Cox Radio Employee Stock Purchase Plans

During 2006, Cox Radio adopted the 2006 ESPP under which Cox Radio is authorized to issue purchase rights totaling 500,000 shares of Class A common stock. The 2006 ESPP has four alternate entry dates: July 1, 2006, January 1, 2007, July 1, 2007 and January 1, 2008. Employees are eligible to participate in the 2006 ESPP as of the first entry date on which they are employed and regularly scheduled to work at least 20 hours per week. Under the terms of the 2006 ESPP, the purchase price is the lesser of 85% of the fair market value of the Class A common stock on the grant date (the initial purchase price) or 90% of the fair market value of the Class A common stock on June 30, 2008, the end of the 2006 ESPP. The initial purchase price was set at $10.97 and $13.69 for the first and second entry dates, respectively. Purchase rights totaling 159,201 shares and 5,888 shares of Class A common stock were issued under the 2006 ESPP with respect to the first and second entry dates, respectively. Employees are allowed to purchase the shares via payroll deduction through June 30, 2008, at which time shares will be issued to the remaining 2006 ESPP participants. During 2006, 170 shares were issued under the 2006 ESPP due to cancellation of employees’ participation or termination of employment.

During 2004, Cox Radio adopted the 2004 ESPP under which Cox Radio was authorized to issue purchase rights totaling 600,000 shares of Class A common stock. The 2004 ESPP had four alternate entry dates: April 1, 2004, October 1, 2004, April 1, 2005, and October 1, 2005. Employees were eligible to participate in the 2004 ESPP as of the first entry date on which they were employed and were regularly scheduled to work at least 20 hours per week. Under the terms of the 2004 ESPP, the purchase price is the lesser of 85% of the fair market value of the Class A common stock on the grant date (the initial purchase price) or 90% of the fair market value of the Class A common stock on March 31, 2006, the end of the 2004 ESPP. The initial purchase price was set at $20.85, $14.83, $13.55 and $13.59 for the first, second, third, and fourth entry dates, respectively. Purchase rights totaling 148,783 shares, 8,311 shares, 4,747 shares and 1,280 shares of Class A common stock were issued under the 2004 ESPP with respect to the first, second, third, and fourth entry dates, respectively. Employees were allowed to purchase the shares via payroll deduction through March 31, 2006, at which time 153,124 shares were issued to the remaining 2004 ESPP participants. During 2006, 2005 and 2004, 187, 497 and 200 shares, respectively, were issued under the 2004 ESPP due to cancellation of employees’ participation or termination of employment.

The fair value of the employees’ purchase rights granted under the 2006 ESPP and the 2004 ESPP was determined using the Black-Scholes model with the following assumptions as of the enrollment dates listed below:

	November 1, 2006	May 1, 2006
Risk-free interest rate	4.85%	5.16%
Expected life	1.5 years	2.0 years
Expected stock price volatility	24.00%	22.50%
Expected dividend yield	n/a	n/a
Fair value at enrollment date	$4.52	$4.22

	August 1, 2005	February 1, 2005	August 1, 2004	January 15, 2004
Risk-free interest rate	3.77%	3.35%	2.20%	1.61%
Expected life	0.5 years	1.0 years	1.5 years	2.0 years
Expected stock price volatility	22.47%	25.59%	32.90%	33.15%
Expected dividend yield	n/a	n/a	n/a	n/a
Fair value at enrollment date	$2.49	$4.36	$3.79	$5.93

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

The fair value of stock options granted during 2005 and 2004 (there were no options granted during 2006) was estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Grant Date
	2005	2004
Risk-free interest rate	4.33%	3.15%
Expected life	6 years	6 years
Expected stock price volatility	25.58%	33.15%
Expected dividend yield	n/a	n/a
Fair value at grant date	$5.92	$8.10

Expected volatility noted above is based on the closing monthly stock prices for the most recent 36 months prior to grant. Cox Radio uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant with maturity corresponding to the expected term of option.

A summary of the status of Cox Radio’s stock options granted under the LTIP as of December 31, 2006 and changes during the year is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	7,263,875	$21.18
Granted	—	—
Exercised	(315,948)	8.47
Forfeited	(421,003)	21.31

Outstanding at end of year	6,526,924	$21.78	5.8 years	$591,884

Options exercisable at year-end	3,591,792	$23.34	4.6 years	$591,884

The weighted-average grant date fair value of options granted during 2005 and 2004 was $5.92 and $8.10, respectively. There were no options granted during 2006. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $2.1 million, less than $0.1 million and $0.5 million, respectively.

A summary of the status of Cox Radio’s restricted stock granted under the LTIP as of December 31, 2006, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Restricted shares at beginning of year	205,556	$19.79
Granted	279,511	13.17
Vested	(7,872)	21.92
Forfeited	(19,728)	16.87

Restricted shares at end of year	457,467	$15.83

As of December 31, 2006, there was $3.3 million of total unrecognized compensation cost related to restricted stock compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.5 years, as the awards vest. The total fair value of shares vested during the year ended December 31, 2006 was $0.1 million. The total fair value of shares vested during each of the years ended December 31, 2005 and 2004 was less than $0.1 million.

13. Transactions with Affiliated Companies

Cox Radio receives certain management services from, and has entered into certain transactions with, Cox Enterprises. Costs of the management services that are allocated to Cox Radio are based on actual direct costs incurred or on Cox Enterprises’ estimate of expenses relative to the management services provided to other subsidiaries of Cox Enterprises. Cox Radio believes that these allocations were made on a reasonable basis and that receiving these management services from Cox Enterprises creates cost efficiencies, however, there has been no study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such management services from third parties would have been. The management services and transactions described below have been reviewed by Cox Radio’s Audit Committee, which has determined that such management services and transactions are fair and in the best interest of Cox Radio.

Cox Radio receives day-to-day cash management services from Cox Enterprises, with settlements of outstanding balances between Cox Radio and Cox Enterprises occurring periodically at market interest rates. As a part of these services, Cox Enterprises transfers funds to cover Cox Radio’s checks presented for payment and Cox Radio records a book overdraft, which is classified as accounts payable in the accompanying balance sheets. Book overdrafts of $4.1 million and $5.4 million existed at December 31, 2006 and 2005, respectively, as a result of Cox Radio’s checks outstanding. The amounts due to or from Cox Enterprises are generally due on demand and represent the net balance of the intercompany transactions. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate (5.6% and 4.7% at December 31, 2006 and 2005, respectively), dependent upon Cox Radio’s credit rating. Cox Enterprises owed Cox Radio approximately $2.0 million at December 31, 2006 and Cox Radio owed Cox Enterprises approximately $9.9 million at December 31, 2005.

Cox Radio receives certain management services from Cox Enterprises and its wholly-owned subsidiary, Cox Broadcasting, including management and financial advisory services, legal, corporate secretarial, tax, internal audit, risk management, purchasing and materials management, employee benefit (including pension plan) administration, fleet, engineering and other support services. Expenses allocated for these services are included in corporate general and administrative expenses in the Consolidated Statements of Income. Cox Radio was allocated expenses for the years ended December 31, 2006, 2005 and 2004 of approximately $3.2 million, $3.3 million and $3.4 million, respectively, related to these services.

In connection with these management services, Cox Radio reimburses Cox Enterprises for payments made to third-party vendors for certain goods and services provided to Cox Radio under arrangements made by Cox Enterprises on behalf of Cox Enterprises and its affiliates, including Cox Radio. Cox Radio believes such arrangements result in Cox Radio receiving such goods and services at more attractive pricing than Cox Radio would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through Cox Enterprises’ insurance program, which provides coverage for all of its affiliates, including Cox Radio. Rather than self-insuring these risks, Cox Enterprises purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of Cox Enterprises, including James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and his sister, who each own 25%. This insurance company is an insurer and re-insurer on various insurance policies purchased by Cox Enterprises, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox Radio’s loss experience, consistent with insurance industry practice. Cox Radio’s portion of these insurance costs was approximately $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Cox Radio’s employees participate in certain Cox Enterprises employee benefit plans, and Cox Radio made payments to Cox Enterprises in 2006 for the costs incurred because of such participation, including self-insured employee medical insurance costs of approximately $10.5 million, retiree medical payments of approximately $0.1 million, postemployment benefits of approximately $0.7 million and executive pension plan payments of approximately $1.1 million. Costs incurred for these items in 2005 and 2004 were self-insured employee medical insurance costs of approximately $9.3 million and $9.0 million, respectively; retiree medical payments of approximately $0.1 million and $0.1 million, respectively; postemployment benefits of approximately $0.7 million and $0.6 million, respectively; and executive pension plan payments of approximately $1.2 million and $1.1 million, respectively.

Cox Radio’s headquarters building is leased by Cox Enterprises from a partnership that in turn is indirectly owned by descendents of Governor James M. Cox, the founder of Cox Enterprises, with an indirect 36% interest held in the aggregate by the children of James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and an indirect less than 3% interest held in the aggregate by Mr. Kennedy, his mother and his sister. Cox Radio pays rent and certain other occupancy costs to Cox Enterprises for space in Cox Enterprises’ corporate headquarters building. Rent and occupancy expense is allocated based on occupied space. Related rent and occupancy expense was approximately $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Cox Radio has entered into lease agreements with Cox Broadcasting with respect to studio and tower site properties in Atlanta, Georgia, Dayton, Ohio and Orlando, Florida that are used for Cox Radio’s radio operations in those markets. The annual rental cost in the aggregate was approximately $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Cox Radio has estimated that the carrying value of advances approximates fair value, given the short-term nature of these advances.

Included in the amounts due from (to) Cox Enterprises are the following transactions:

(Amounts in thousands)
Due from Cox Enterprises, December 31, 2003	$6,284

Cash transferred to Cox Enterprises	419,590
Acquisitions	(681)
Payments on revolver	(60,000)
Net operating expense allocations and reimbursements	(358,620)

Due from Cox Enterprises, December 31, 2004	6,573

Cash transferred to Cox Enterprises	440,431
Acquisitions	(4,000)
Borrowings on revolver	30,000
Repayment of 6.375% notes	(100,000)
Repurchase of Class A common stock	(39,620)
Net operating expense allocations and reimbursements	(343,282)

Due to Cox Enterprises, December 31, 2005	(9,898)

Cash transferred to Cox Enterprises	433,612
Acquisitions	(7,688)
Borrowings on revolver	225,000
Repayment of 6.625% notes	(250,000)
Repurchase of Class A common stock	(45,227)
Net operating expense allocations and reimbursements	(343,819)

Due from Cox Enterprises, December 31, 2006	$1,980

Cox Search, Inc., a wholly-owned subsidiary of Cox Enterprises, from time to time purchases radio advertising from Cox Radio’s Atlanta radio stations at regular commercial rates. For the years ended December 31, 2006 and 2005, the amount purchased was $0.6 million and $0.3 million, respectively.

14. Supplemental Cash Flow Information

	2006	2005	2004
	(Amounts in thousands)
Additional cash flow information:
Cash paid for interest	$31,132	$28,087	$30,055
Cash paid for income taxes	24,517	29,942	51,463

15. Unaudited Quarterly Financial Information

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Amounts in thousands, except per share data)
2006 Net revenues	$97,606	$117,151	$112,663	$113,048
Cost of services (exclusive of depreciation and amortization shown below)	21,016	20,956	22,011	22,457
Selling, general and administrative	39,320	47,623	41,925	42,498
Corporate general and administrative expenses	5,140	5,495	5,079	4,155
Depreciation and amortization	2,642	2,666	2,716	3,171
Impairment of intangible assets (1)	—	—	—	176,333
Other operating expenses, net	79	271	18	426

Operating income (loss)	$29,409	$40,140	$40,914	$(135,992)
Net income (loss)	13,983	25,668	23,951	(88,049)

Net income (loss) per common share – basic	$0.14	$0.27	$0.25	$(0.93)
Net income (loss) per common share – diluted	0.14	0.27	0.25	(0.93)

2005 Net revenues	$98,569	$117,253	$113,235	$108,873
Cost of services (exclusive of depreciation and amortization shown below)	22,341	20,546	21,331	22,034
Selling, general and administrative	39,292	46,648	41,415	42,462
Corporate general and administrative expenses	4,707	5,043	5,124	4,565
Depreciation and amortization	2,848	2,853	2,811	2,733
Impairment of intangible assets (2)	—	—	—	14,351
Other operating expenses, net	(140)	14	56	57

Operating income	$29,521	$42,149	$42,498	$22,671
Net income	13,765	20,594	21,457	5,457

Net income per common share – basic	$0.14	$0.20	$0.21	$0.06
Net income per common share – diluted	0.14	0.20	0.21	0.05

(1)	A charge of $176.3 million ($109.2 million after-tax or $1.15 per diluted share) related to write-down of impaired intangible assets.
(2)	A charge of $14.4 million ($13.4 million after-tax or $0.14 per diluted share) related to write-down of impaired goodwill.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2006, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

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

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Cox Radio’s Class A common stock is listed on the New York Stock Exchange (NYSE). The NYSE requires the Chief Executive Officer of each listed company to certify to the NYSE annually, after the company’s annual meeting of stockholders, that his or her company is in compliance with the NYSE’s corporate governance listing standards. In accordance with the NYSE’s procedures, on May 4, 2006, Robert F. Neil, Cox Radio’s President and Chief Executive Officer, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards. Additionally, as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006, Cox Radio has filed the certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of Cox Radio’s public disclosure.

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	Documents incorporated by reference or filed with this report:

(1)	Audited Consolidated Balance Sheets as of December 31, 2006 and 2005 and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2006 (filed under Item 8 of this Report); and

(2)	Schedule II – Valuation and qualifying accounts.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits, which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.
(2) 3.2	—	Certificate of Amendment of Certificate of Incorporation of Cox Radio, Inc.
(3) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.
(4) 4.1	—	Indenture dated as of May 26, 1998 by and among Cox Radio, Inc. The Bank of New York, WSB, Inc. and WHIO, Inc.
(5) 4.2	—	First Supplemental Indenture dated as of February 1, 1999 by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.
(6) 4.3	—	Agreement of Resignation, Appointment and Acceptance, effective March 1, 2005, by and among Cox Radio, Inc., The Bank of New York and the Bank of New York Trust Company, N.A.
(7) 4.4	—	Form of Specimen Class A common stock certificate.
(8) 10.1	—	Credit Agreement dated as of July 26, 2006 among Cox Radio, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper Inc. and Citibank, N.A., as Syndication Agents, Wachovia Capital Markets, LLC and Bank of Tokyo-Mitsubishi UFJ Trust Company as Documentation Agents and JP Morgan Securities, Inc., Lehman Brothers Inc. and Citigroup Global Markets, Inc. as Joint Lead Arrangers and Joint Bookrunners.
(9) 10.2	—	Revolving Promissory Notes, dated December 4, 2003.
(10) 10.3	—	Cox Radio, Inc. Third Amended and Restated Long-Term Incentive Plan (management contract or compensation plan).
(11) 10.4	—	Forms of Award Agreements under Amended and Restated Long-Term Incentive Plan (management contract or compensation plan).
(12) 10.6	—	Cox Radio, Inc. Restricted Stock Plan for Non-Employee Directors (management contract or compensation plan).
(13) 10.7	—	Form of Notice of Grant under Restricted Stock Plan for Non-Employee Directors (management contract or compensation plan).
(14) 10.8	—	Cox Radio, Inc. Savings Plus Restoration Plan (management contract or compensation plan).
(15)10.9	—	Consulting Agreement dated as of November 7, 2006 between Cox Radio, Inc. and Richard A. Ferguson (management contract or compensation plan).
10.10	—	Cox Executive Supplemental Plan, as amended (management contract or compensation plan).
10.11	—	Cox Enterprises, Inc. Executive Savings Plus Restoration Plan, as amended (management contract or compensation plan).
13.1	—	Portions of the 2006 Annual Report to Shareholders (expressly incorporated by reference in Part II, Item 5 of this report).

21.1	—	Subsidiaries of Cox Radio, Inc.
23.1	—	Consent of Deloitte & Touche LLP.
24.1	—	Power of Attorney set forth on the signature page of this report.
31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Exhibit 3.1 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed on February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.4 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 1998 (global notes representing Cox Radio’s senior unsecured non-convertible debt have not been filed or incorporated by reference in accordance with Item 601(b)(4)(iii) of Regulation S-K, and Cox Radio agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request).
(5)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.
(6)	Incorporated by reference to Exhibit 4.3 of Cox Radio’s Registration Statement on Form S-3 (SEC File No. 333-124114).
(7)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A/A dated February 15, 2002.
(8)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Current Report on Form 8-K dated July 26, 2006 and filed July 31, 2006.
(9)	Incorporated by reference to Exhibit 10.8 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2003.
(10)	Incorporated by reference to Exhibit 10.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 2005.
(11)	Incorporated by reference to Exhibit 10.3 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 2005.
(12)	Incorporated by reference to Exhibit 10.11 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).
(13)	Incorporated by reference to Exhibit 10.6 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2004.
(14)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Current Report on Form 8-K dated December 7, 2004 and filed January 28, 2005.
(15)	Incorporated by reference to Exhibit 10.2 of Cox Radio’s Report on Form 10-Q for the period ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Radio, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cox Radio, Inc.

By:	/s/ ROBERT F. NEIL
Robert F. Neil
President and Chief Executive Officer

Date: March 13, 2007

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

Signature	Title	Date

Chairman of the Board of Directors
James C. Kennedy

/s/ ROBERT F. NEIL	President and Chief Executive Officer;	March 13, 2007
Robert F. Neil	Director (principal executive officer)

/s/ NEIL O. JOHNSTON	Vice-President and Chief Financial Officer	March 13, 2007
Neil O. Johnston	(principal accounting officer and principal financial officer)

/s/ JUANITA P. BARANCO	Director	March 13, 2007
Juanita P. Baranco

Director
G. Dennis Berry

/s/ JIMMY W. HAYES	Director	March 13, 2007
Jimmy W. Hayes

Director
Paul M. Hughes

/s/ MARC W. MORGAN	Director	March 13, 2007
Marc W. Morgan

/s/ NICHOLAS D. TRIGONY	Director	March 13, 2007
Nicholas D. Trigony

SCHEDULE II

COX RADIO, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

For the Fiscal Years Ended December 31	Balance As of Beginning of Period	Assumed in Business Combination	Charges to Costs and Expenses	Deductions	Balance As of End of Period
(Amounts in thousands)
2006	$3,190	$—	$913	$1,119	$2,984
2005	3,843	—	1,000	1,653	3,190
2004	4,229	—	2,869	3,255	3,843