Form 10-Q
period 2007-03-31
COX RADIO INC
filed 2007-05-09
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Class A common stock, par value of $0.33 – 37,089,957 shares outstanding as of March 31, 2007

Class B common stock, par value of $0.33 – 58,733,016 shares outstanding as of March 31, 2007

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month period ended March 31, 2007. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash	$2,884	$4,381
Accounts and notes receivable, less allowance for doubtful accounts of $2,837 and $2,983, respectively	77,320	85,660
Amounts due from Cox Enterprises	—	1,980
Prepaid expenses and other current assets	8,279	5,254

Total current assets	88,483	97,275
Property and equipment, net	73,111	74,334
FCC licenses and other intangible assets, net	1,702,441	1,702,442
Goodwill	215,584	215,584
Other assets	29,539	28,282

Total assets	$2,109,158	$2,117,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25,254	$27,987
Accrued salaries and wages	3,007	2,507
Accrued interest	1,035	1,195
Income taxes payable	398	1,819
Amounts due to Cox Enterprises	6,722	—
Current portion of long-term debt	5,000	—
Other current liabilities	5,416	3,910

Total current liabilities	46,832	37,418
Long-term debt, less current portion	340,000	380,000
Deferred income taxes	470,519	468,082
Other long-term liabilities	19,558	14,378

Total liabilities	876,909	899,878

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 43,189,828 and 42,918,759 shares issued and 37,089,957 and 36,818,888 shares outstanding at March 31, 2007 and December 31, 2006, respectively	14,253	14,163
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at March 31, 2007 and December 31, 2006	19,382	19,382
Additional paid-in capital	640,894	640,298
Accumulated other comprehensive income, net of tax	359	368
Retained earnings	644,054	630,521

	1,318,942	1,304,732
Less: Class A common stock held in treasury (6,099,871 shares at cost at March 31, 2007 and December 31, 2006)	(86,693)	(86,693)

Total shareholders’ equity	1,232,249	1,218,039

Total liabilities and shareholders’ equity	$2,109,158	$2,117,917

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Net revenues:
Local	$71,924	$69,035
National	21,354	21,722
Other	7,475	6,849

Total revenues	100,753	97,606
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown below)	22,868	21,016
Selling, general and administrative	41,282	39,320
Corporate general and administrative	5,307	5,140
Depreciation and amortization	3,025	2,642
Other operating expenses, net	220	79

Operating income	28,051	29,409

Other income (expense):
Interest expense	(5,729)	(6,158)
Other items, net	—	4

Income before income taxes	22,322	23,255

Current income tax expense	5,527	5,938
Deferred income tax expense	3,262	3,334

Total income tax expense	8,789	9,272

Net income	$13,533	$13,983

Basic net income per share
Net income per common share	$0.14	$0.14

Diluted net income per share
Net income per common share	$0.14	$0.14

Weighted average basic common shares outstanding	95,101	97,755

Weighted average diluted common shares outstanding	95,568	98,063

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A		Class B		Additional Paid-in Capital
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2006	42,919	$14,163	58,733	$19,382	$640,298

Comprehensive income:
Net income	—	—	—	—	—
Unrealized loss on interest rate swaps	—	—	—	—	—
Reclassification to earnings of derivative transition adjustments	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	621
Repurchase of Class A common stock	—	—	—	—	—
Issuance of Class A common stock related to incentive plans	271	90	—	—	(28)
Tax benefit of stock options exercised	—	—	—	—	3

Balance at March 31, 2007	43,190	$14,253	58,733	$19,382	$640,894

	Accumulated Other Comprehensive Income

		Retained Earnings	Treasury Stock
			Shares	Amount	Total
	(Amounts in thousands)
Balance at December 31, 2006	$368	$630,521	6,100	$(86,693)	$1,218,039

Comprehensive income:
Net income	—	13,533	—	—	13,533
Unrealized loss on interest rate swaps	(23)	—	—	—	(23)
Reclassification to earnings of derivative transition adjustments	14	—	—	—	14

Comprehensive income	—	—	—	—	13,524

Stock-based compensation expense	—	—	—	—	621
Repurchase of Class A common stock	—	—	—	—	—
Issuance of Class A common stock related to incentive plans	—	—	—	—	62
Tax benefit of stock options exercised	—	—	—	—	3

Balance at March 31, 2007	$359	$644,054	6,100	$(86,693)	$1,232,249

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$13,533	$13,983
Items not requiring cash:
Depreciation and amortization	3,025	2,642
Deferred income taxes	3,262	3,334
Compensation expense related to long-term incentive compensation plans	1,824	1,233
Other	(165)	184
Changes in assets and liabilities:
Decrease in accounts receivable	8,802	8,396
Decrease in accounts payable and accrued expenses	(3,800)	(5,096)
Increase in accrued salaries and wages	500	310
Decrease in accrued interest	(160)	(5,803)
(Decrease) increase in income taxes payable	(1,421)	2,451
Other, net	742	87

Net cash provided by operating activities	26,142	21,721

Cash flows from investing activities:
Capital expenditures	(1,624)	(2,160)
Investment in signal upgrades	(1,323)	(2,655)
Proceeds from sales of assets	2	12
Other, net	37	(62)

Net cash used in investing activities	(2,908)	(4,865)

Cash flows from financing activities:
Net (repayments of) borrowings under revolving credit facility	(35,000)	245,000
Repayment of 6.625% notes	—	(250,000)
Repurchase of Class A common stock	—	(13,358)
Proceeds from issuances of stock related to stock-based compensation plans	63	1,850
Tax benefit of stock options exercised	3	—
Increase (decrease) in book overdrafts	1,501	(1,696)
Increase in amounts due to Cox Enterprises	8,702	515

Net cash used in financing activities	(24,731)	(17,689)

Net decrease in cash and cash equivalents	(1,497)	(833)
Cash and cash equivalents at beginning of period	4,381	3,455

Cash and cash equivalents at end of period	$2,884	$2,622

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,889	$11,989
Income taxes	5,319	3,487

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and notes thereto contained in Cox Radio’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC).

The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other period.

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

Cox Radio evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using the direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to their estimated fair value. Cox Radio also evaluates goodwill in each of its reporting units (markets) for impairment annually, or more frequently if certain circumstances are present, using the residual method. If the carrying amount of goodwill in a reporting unit is greater than its implied value, determined from the estimated fair value of such reporting unit, the carrying amount of goodwill in that reporting unit is reduced to its estimated fair value.

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

Other Assets

Other assets consist primarily of investments in signal upgrades. Signal upgrades represent the process of enhancing a selected station’s signal strength, allowing it to reach a greater listening audience with a higher quality signal and thereby potentially improving ratings, future cash flows, and ultimately the value of the related FCC license. Upon completion of each signal upgrade, Cox Radio reclassifies the costs incurred for the upgrade to FCC licenses. The amount reclassified is validated based upon an independent appraisal of the FCC license after the upgrade is completed.

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

Cox Radio adopted the provisions of Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The impact of adopting FIN 48 was not material to Cox Radio’s financial position or results of operations. Total unrecognized tax benefits as of January 1, 2007 were $2.7 million, excluding the federal benefits on state tax positions and federal and state benefits on interest which have been recorded as deferred income taxes. Approximately $1.9 million would impact the effective tax rate if Cox Radio were to recognize the tax benefit for such positions.

Cox Radio’s federal income tax return examinations and significant state tax return examinations have been completed through tax years ended 2003 and 2002, respectively. Cox Radio does not expect the amount of unrecognized tax benefits to change significantly in the next twelve months.

Cox Radio classifies interest and penalties associated with its unrecognized tax benefits as a component of income tax expense. Cox Radio accrued approximately $0.5 million of interest and penalties associated with unrecognized tax benefits upon adoption of FIN 48.

For the three months ended March 31, 2007, there were no material changes from the date of adoption.

Incentive Compensation Plans

Cox Radio’s Long-Term Incentive Plan (LTIP) provides for the grant of various equity-based awards. In 2006 and 2007, awards issued under the LTIP consisted of a mix of restricted stock and performance awards to selected officers and senior executives. Performance awards are designed to increase in value based on Cox Radio’s operating performance and are denominated as a number of units which are multiplied by the percentage increase in certain pre-established financial metrics over a five-year period. Performance awards vest 60% in the third year, 80% in the fourth year and 100% in the fifth year from the date of grant. Cox Radio recognizes compensation expense related to the performance awards over the appropriate vesting period based on the amount that is expected to be paid upon vesting of the awards. Performance awards will be paid out in cash or, for certain employees, in a combination of cash and Cox Radio stock, which will remain subject to restrictions on resale or transfer as long as the recipient is employed by Cox Radio or its affiliates.

Awards of restricted stock fully vest five years after the date of grant and are subject to a risk of forfeiture until the vesting date. Awards of restricted stock are accounted for in accordance with SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. Cox Radio recognizes compensation expense for all restricted stock awards over the five-year vesting period.

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 25% and 22% of total revenues for the three-month periods ended March 31, 2007 and 2006, respectively.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3.	Earnings Per Common Share and Capital Structure

	Three Months Ended March 31,
	2007	2006
	(Amounts in thousands, except per share data)
Earnings per share – basic
Net income	$13,533	$13,983

Weighted average common shares outstanding	95,101	97,755

Net income per common share – basic	$0.14	$0.14

Earnings per share – diluted
Net income	$13,533	$13,983

Weighted average common shares outstanding	95,101	97,755
Effect of dilutive securities:
Employee Stock Purchase Plan	40	26
Long-Term Incentive Plan	427	282

Shares applicable to earnings per share – diluted	95,568	98,063

Net income per common share – diluted	$0.14	$0.14

The options excluded from the computation of net income per common share – diluted for the three-month periods ended March 31, 2007 and 2006 are summarized below on a weighted average shares outstanding basis. The exercise price of these options was greater than the average market price of the Class A common stock during the three-month periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(Amounts in thousands)
Weighted average options outstanding	6,199	6,863

4.	Long-Term Debt, Commitments and Contingencies

Cox Radio’s outstanding debt at the balance sheet date presented consisted of the following:

	March 31, 2007	December 31, 2006
	(Amounts in thousands)
Long-term debt (1)	$345,000	$380,000
Less current portion	(5,000)	—

Long-term debt, less current portion	$340,000	$380,000

(1)	At March 31, 2007 and December 31, 2006, outstanding long-term debt consisted only of amounts borrowed under the revolving credit facility.

In July 2006, Cox Radio entered into a $600 million five-year unsecured revolving credit facility. The interest rate for the facility is, at Cox Radio’s option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	the London Interbank Offered Rate (LIBOR) plus a spread based on the credit ratings of Cox Radio’s senior unsecured long-term debt;

•	the federal funds borrowing rate plus a spread based on the credit ratings of Cox Radio’s senior unsecured long-term debt.

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior secured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At March 31, 2007, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At March 31, 2007, Cox Radio had $345 million of outstanding indebtedness under the credit facility with $255 million available for borrowing. The interest rate applied to amounts due under the credit facility was 5.9% at March 31, 2007. At December 31, 2006, Cox Radio had $380 million of outstanding indebtedness under the credit facility with $220 million available for borrowing. The interest rate applied to amounts due under the facility was 6.0% at December 31, 2006. Since the interest rate under the credit facility is variable, the recorded balance of the credit facility approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreement.

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. This guarantee expires in February 2008. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At March 31, 2007 and December 31, 2006, the carrying value of this guarantee was $0.5 million and $0.4 million, respectively.

In January 2005, Cox Radio paid $2 million for an option to purchase five radio stations for $60 million. In October 2006, the related agreement was amended to extend the period within which Cox Radio could exercise its option to purchase the stations by approximately one month, to January 31, 2008. In consideration for granting Cox Radio an exclusive three-year option, the option agreement provides the sellers a right that is exercisable at two distinct times during the option term to provide notice requiring Cox Radio to elect whether or not to purchase the stations. While these rights are called put rights under the agreement, exercise of these rights by the sellers does not obligate Cox Radio to purchase the stations. Rather, upon receiving notice from the sellers, if Cox Radio elects to not purchase the stations at that time, it must pay $5 million to the sellers. If Cox Radio elects to acquire the stations at any time during the term of the agreement, the initial $2 million payment and any amounts previously paid by Cox Radio to the sellers will be applied to the purchase price of the stations. During July 2006, the sellers exercised their first put right, and Cox Radio paid the $5 million put refusal payment. Based on the facts and circumstances, Cox Radio determined that the sellers’ exercise of their second put right, which is exercisable in July 2007, was probable and therefore accrued the $5 million second put refusal payment at June 30, 2006.

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

At March 31, 2007, Cox Radio had a single interest rate swap agreement outstanding with a $25 million notional principal amount, an annual fixed rate of 6.4% and a September 30, 2007 maturity date. This agreement is used to manage Cox Radio’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparty to this interest rate swap agreement is a major financial institution. Cox Radio is exposed to credit loss in the event of nonperformance by this counterparty. However, Cox Radio does not anticipate nonperformance by this counterparty. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $0.1 million and a net payable of $0.2 million at March 31, 2007 and December 31, 2006, respectively. The fair value of the swap agreement at March 31, 2007 is included in other current liabilities according to the maturity date of the swap.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the accounting for changes in the fair values of derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense. Cox Radio’s interest rate swap agreement qualifies as a cash flow hedge.

During the three-month period ended March 31, 2007, changes in fair value of the interest rate swap agreement resulted in a $0.1 million credit to interest expense, before related tax effects, due to the ineffectiveness of this cash flow hedge. During the three-month period ended March 31, 2006, there was no ineffective portion. For both periods, there were no amounts excluded from the measure of effectiveness. The balance of $0.4 million recorded in accumulated other comprehensive income at March 31, 2007 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the six months ending September 30, 2007 is less than $0.1 million, before related income tax effects. The actual amount that will be reclassified to future earnings over the next six months may vary from this amount as a result of changes in market conditions related to interest rates.

6.	Goodwill and Other Intangible Assets

Cox Radio accounts for goodwill and intangible assets in accordance with SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, not be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is December 31st.

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
March 31, 2007
FCC licenses and other intangible assets, net	$1,703,019	$578	$1,702,441
Goodwill	215,584	—	215,584

December 31, 2006
FCC licenses and other intangible assets, net	$1,703,019	$577	$1,702,442
Goodwill	215,584	—	215,584

Amortization of amortizable intangible assets was less than $0.1 million for both of the three-month periods ended March 31, 2007 and 2006.

In September 2006, Cox Radio consummated the acquisition of WOKV-FM (formerly WBGB-FM) serving the Jacksonville, Florida market for a purchase price of approximately $7.7 million. The purchase price was allocated substantially to FCC licenses.

7.	Shareholders’ Equity

On August 24, 2005, Cox Radio’s Board of Directors authorized a share repurchase program pursuant to which Cox Radio is authorized to repurchase up to $100 million of its outstanding shares of Class A common stock. As of March 31, 2007, Cox Radio had purchased 6.0 million shares for an aggregate purchase price of approximately $84.8 million, including commissions and fees, at an average price of $14.21 per share. As of March 31, 2007, $15.2 million remained authorized as available to repurchase outstanding shares. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

8.	Stock-Based Compensation and Long-Term Incentive Plans

During the three-month periods ended March 31, 2007 and 2006, Cox Radio accounted for two stock-based employee compensation plans, restricted stock issued under the LTIP and the Employee Stock Purchase Plan. Cox Radio accounts for these plans in accordance with SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. For the three-month period ended March 31, 2007, compensation cost and the related income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.6 million and $0.2 million, respectively. For the three-month period ended March 31, 2006, compensation cost and the related income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.3 million and $0.1 million, respectively.

As of March 31, 2007, there was $5.4 million of total unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted-average period of 3.9 years, as the awards vest. No shares vested during the three-month periods ended March 31, 2007 or 2006. During the three-month period ended March 31, 2007, 269,751 shares of restricted stock were awarded under the LTIP.

Total cash received from options exercised during the three-month period ended March 31, 2007 was $0.1 million. No stock options were exercised during the three-month period ended March 31, 2006.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox Radio’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements, due to various risks, uncertainties or other factors. These factors include competition within the radio broadcasting industry, advertising demand in our markets, the possibility that advertisers may cancel or postpone schedules in response to political events, competition for audience share, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox Radio’s Annual Report on Form 10-K for the year ended December 31, 2006. Cox Radio assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

General

Cox Radio is a leading national radio broadcasting company whose business is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 65% of the common stock of Cox Radio and has approximately 95% of the voting power of Cox Radio.

The primary source of Cox Radio’s revenues is the sale of local and national advertising to be broadcast on its radio stations. For each of the three-month periods ended March 31, 2007 and 2006, approximately 71% of Cox Radio’s net revenues were generated from local advertising. For the three-month periods ended March 31, 2007 and 2006, approximately 21% and 22% of Cox Radio’s net revenues, respectively, were generated from national advertising. Cox Radio’s most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

Acquisitions and Dispositions

Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by us under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past two years through April 30, 2007 are discussed below.

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

Three months ended March 31, 2007 compared to three months ended March 31, 2006:

	March 31, 2007	March 31, 2006	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$71,924	$69,035	$2,889	4.2%
National	21,354	21,722	(368)	(1.7%)
Other	7,475	6,849	626	9.1%

Total net revenues	$100,753	$97,606	$3,147	3.2%

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

Net revenues for the first quarter of 2007 were $100.8 million, up 3.2% from the first quarter of 2006. Local revenues increased 4.2% and national revenues decreased 1.7%, each as compared to the first quarter of 2006. Other revenues increased 9.1% as compared to the first quarter of 2006, primarily due to a 32.8% increase in Internet revenues during that same period. Our stations in Atlanta, Orlando, Miami, Birmingham, Long Island and Richmond delivered solid growth during the first quarter of 2007. The revenue growth at these stations was partially offset by results of our stations in Houston, Jacksonville and Dayton, where net revenues were down for the quarter. Revenues in Atlanta, our largest market, were up 13.8% in the first quarter of 2007 as compared to the same period in 2006.

	March 31, 2007	March 31, 2006	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$22,868	$21,016	$1,852	8.8%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services increased $1.9 million, or 8.8%, to $22.9 million. This increase was the result of $0.5 million of additional expenses related to expanded employee participation in our defined benefit pension plan, as well as additional costs associated with programming talent.

	March 31, 2007	March 31, 2006	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$41,282	$39,320	$1,962	5.0%

Selling, general and administrative expenses are comprised of expenses incurred by our sales, promotion and general and administrative departments. These expenses increased $2.0 million, or 5.0% as compared to the first quarter of 2006. This increase was the result of additional expenses related to performance units and stock-based compensation awarded in the first quarter of 2007, as well as increased salaries and commissions. Additionally, there was a $1.1 million increase in expenses related to expanded employee participation in our defined benefit pension plan.

	March 31, 2007	March 31, 2006	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$5,307	$5,140	$167	3.2%
Depreciation and amortization	3,025	2,642	383	14.5%
Other operating expenses, net	220	79	141	*

*	Change was not statistically meaningful

Corporate general and administrative expenses increased 3.2% as compared to the first quarter of 2006. This increase was primarily attributable to additional expenses related to performance units and stock-based compensation awarded to corporate employees in the first quarter of 2007.

	March 31, 2007	March 31, 2006	$ Change	% Change
	(Amounts in thousands)
Operating income	$28,051	$29,409	$(1,358)	(4.6%)

Operating income for the first quarter of 2007 was $28.1 million, a $1.4 million decrease from the first quarter of 2006 for the reasons discussed above.

	March 31, 2007	March 31, 2006	$ Change	% Change
	(Amounts in thousands)
Interest expense	$5,729	$6,158	$(429)	(7.0%)

Interest expense during the first quarter of 2007 totaled $5.7 million, as compared to $6.2 million for the first quarter of 2006. This decrease was primarily attributable to lower overall outstanding debt. The average interest rate on our credit facility was 6.0% during the first quarter of 2007 and 5.5% during the first quarter of 2006.

	March 31, 2007	March 31, 2006	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$5,527	$5,938	$(411)	(6.9%)
Deferred	3,262	3,334	(72)	(2.2%)

Total income tax expense	$8,789	$9,272	$(483)	(5.2%)

Income tax expense decreased approximately $0.5 million to $8.8 million in the first quarter of 2007, as compared to $9.3 million in the first quarter of 2006. This decrease in income tax expense was primarily due to a decrease in income before income taxes. Our overall effective tax rate was 39.4% for the first quarter of 2007 and 39.9% for the first quarter of 2006.

	March 31, 2007	March 31, 2006	$ Change	% Change
	(Amounts in thousands)
Net income	$13,533	$13,983	$(450)	(3.2%)

Net income for the first quarter of 2007 was $13.5 million, a decrease of $0.5 million over the first quarter of 2006. This decrease was attributable to the various factors discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. In comparing the three months ended March 31, 2007 to the three months ended March 31, 2006, net cash provided by operating activities increased $4.4 million due primarily to a decrease in working capital. Cox Radio expects future net cash provided by operating activities to provide sufficient funding for operations in the near term. Primary uses of liquidity include debt service, acquisitions, capital expenditures, common stock repurchases and investment in signal upgrades.

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

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Any borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a London Interbank Offered Rate (LIBOR) based rate (5.6% at March 31, 2007 and December 31, 2006) dependent upon Cox Radio’s credit rating. Cox Radio owed Cox Enterprises approximately $6.7 million at March 31, 2007 and Cox Enterprises owed Cox Radio approximately $2.0 million at December 31, 2006.

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

Debt Service

In July 2006, Cox Radio entered into a $600 million five-year unsecured revolving credit facility. The interest rate for the facility is, at Cox Radio’s option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	LIBOR plus a spread based on the credit ratings of Cox Radio’s senior unsecured long-term debt; or

•	the federal funds borrowing rate plus a spread based on the credit ratings of Cox Radio’s senior unsecured long-term debt.

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior secured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At March 31, 2007, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At March 31, 2007, Cox Radio had $345 million of outstanding indebtedness under the credit facility with $255 million available for borrowing. The interest rate applied to amounts due under the credit facility was 5.9% at March 31, 2007. At December 31, 2006, Cox Radio had $380 million of outstanding indebtedness under the credit facility with $220 million available for borrowing. The interest rate applied to amounts due under the facility was 6.0% at December 31, 2006. Since the interest rate under the credit facility is variable, the recorded balance of the credit facility approximates fair value. See “Quantitative and Qualitative Disclosures About Market Risk” under Part I, Item 3 of this Form 10-Q for a discussion of Cox Radio’s interest rate swap agreement.

In February 2006, Cox Radio repaid the $250.0 million principal amount of its 6.625% notes at maturity using funds from the revolving credit facility.

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

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. This guarantee expires in February 2008. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At March 31, 2007 and December 31, 2006, the carrying value of this guarantee was $0.5 million and $0.4 million, respectively.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Cox Radio is exposed to a number of financial market risks in the ordinary course of business. Cox Radio has examined exposures to these risks and concluded that none of the exposures are material to cash flows or earnings; however, Cox Radio’s primary financial market risk exposure pertains to changes in interest rates. Cox Radio has historically engaged in several strategies to manage these market risks.

Cox Radio currently has one interest rate swap agreement for purposes of managing borrowing costs. Pursuant to this interest rate swap agreement, Cox Radio has exchanged its floating rate interest obligations on $25 million in notional principal amount of debt for a fixed annual interest rate of 6.4%. This agreement matures in September 2007. Concurrently with the adoption of Statement of Financial Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated this agreement as a cash flow hedge as discussed in Note 5 to the unaudited consolidated financial statements included in this report. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. However, Cox Radio does not anticipate nonperformance by such counterparty, and no material loss would be expected in the event of the counterparty’s nonperformance. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $0.1 million and a net payable of $0.2 million at March 31, 2007 and December 31, 2006, respectively. The fair value of the swap agreement at March 31, 2007 is included in other current liabilities according to the maturity date of the swap. The market risk for the interest rate swap is mitigated as the fixed rate received is hedged to the variable rate paid on the credit facility.

The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio’s borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facility and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to variable rate debt instruments. If the LIBOR borrowing rates were to increase 1% above the rates at March 31, 2007, Cox Radio’s interest expense on the revolving credit facility would increase approximately $3.5 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described above.

With respect to the interest rate swap agreement, Cox Radio has estimated its fair value using available market information and valuation methodologies that Cox Radio believes to be appropriate. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox Radio would realize or pay in a current market exchange.

ITEM 4.	Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2007, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

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

ITEM 1A.	Risk Factors

None.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	On August 24, 2005, Cox Radio announced that its Board of Directors had authorized a repurchase program for the purchase of up to $100.0 million of Cox Radio’s Class A common stock. Repurchased shares are held in treasury, and the program does not have an expiration date. Cox Radio may commence, suspend or terminate the repurchase program at any time, without prior notice, depending upon market conditions and various other factors. As of March 31, 2007, Cox Radio had purchased approximately 6 million shares for an aggregate purchase price of approximately $84.8 million, including commissions and fees, at an average price of $14.21 per share. Cox Radio did not repurchase any shares of Class A common stock during the three-month period ended March 31, 2007.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Listed below are the exhibits, which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.
(2) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.
(3) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.
(4) 4.1	—	Form of Specimen Class A common stock certificate.
(5) 10.1	—	Credit Agreement, dated as of July 26, 2006, by and among Cox Radio, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Lehman Brothers Inc. and Citibank, N.A., as Syndication Agents, Wachovia Capital Markets, LLC and Bank of Tokyo-Mitsubishi UFJ Trust Company, as Documentation Agents and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunners.

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(5)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Form 8-K dated July 26, 2006 and filed July 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

May 9, 2007	/s/ Neil O. Johnston
Neil O. Johnston
Vice President and Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer and
duly authorized officer)