Form 10-Q
period 2007-06-30
COX RADIO INC
filed 2007-08-03
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Class A common stock, par value of $0.33 – 36,948,033 shares outstanding as of June 30, 2007

Class B common stock, par value of $0.33 – 58,733,016 shares outstanding as of June 30, 2007

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month period ended June 30, 2007. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash	$2,807	$4,381
Accounts and notes receivable, less allowance for doubtful accounts of $2,790 and $2,983, respectively	90,720	85,660
Amounts due from Cox Enterprises	—	1,980
Prepaid expenses and other current assets	8,260	5,254

Total current assets	101,787	97,275
Property and equipment, net	72,625	74,334
FCC licenses and other intangible assets, net	1,702,441	1,702,442
Goodwill	215,584	215,584
Other assets	30,120	28,282

Total assets	$2,122,557	$2,117,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,361	$27,987
Accrued salaries and wages	3,241	2,507
Accrued interest	960	1,195
Income taxes payable	—	1,819
Amounts due to Cox Enterprises	2,178	—
Other current liabilities	6,295	3,910

Total current liabilities	39,035	37,418
Long-term debt	335,000	380,000
Deferred income taxes	475,347	468,082
Other long-term liabilities	22,197	14,378

Total liabilities	871,579	899,878

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 43,209,026 and 42,918,759 shares issued and 36,948,033 and 36,818,888 shares outstanding at June 30, 2007 and December 31, 2006, respectively	14,259	14,163
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at June 30, 2007 and December 31, 2006	19,382	19,382
Additional paid-in capital	641,662	640,298
Accumulated other comprehensive income, net of tax	348	368
Retained earnings	664,308	630,521

	1,339,959	1,304,732
Less: Class A common stock held in treasury (6,260,993 and 6,099,871 shares at cost at June 30, 2007 and December 31, 2006, respectively)	(88,981)	(86,693)

Total shareholders’ equity	1,250,978	1,218,039

Total liabilities and shareholders’ equity	$2,122,557	$2,117,917

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
Local	$84,111	$83,625	$156,035	$152,660
National	24,378	24,551	45,732	46,273
Other	9,513	8,975	16,988	15,824

Total revenues	118,002	117,151	218,755	214,757

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown below)	22,715	20,956	45,583	41,972
Selling, general and administrative	49,115	47,623	90,397	86,943
Corporate general and administrative	5,402	5,495	10,709	10,635
Depreciation and amortization	2,701	2,666	5,726	5,308
Other operating (income) expenses, net	(135)	271	85	350

Operating income	38,204	40,140	66,255	69,549

Other income (expense):
Interest expense	(5,346)	(6,142)	(11,075)	(12,300)
Other items, net	320	—	320	4

Income before income taxes	33,178	33,998	55,500	57,253

Current income tax expense	8,128	6,321	13,655	12,259
Deferred income tax expense	4,796	2,009	8,058	5,343

Total income tax expense	12,924	8,330	21,713	17,602

Net income	$20,254	$25,668	$33,787	$39,651

Basic net income per share
Net income per common share	$0.21	$0.27	$0.36	$0.41

Diluted net income per share
Net income per common share	$0.21	$0.27	$0.35	$0.41

Weighted average basic common shares outstanding	95,091	96,151	95,096	96,948

Weighted average diluted common shares outstanding	95,606	96,455	95,616	97,267

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2006	42,919	$14,163	58,733	$19,382	$640,298

Comprehensive income:
Net income	—	—	—	—	—
Unrealized loss on interest rate swaps	—	—	—	—	—
Reclassification to earnings of derivative transition adjustments	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,163
Repurchase of Class A common stock	—	—	—	—	—
Issuance of Class A common stock related to incentive plans	290	96	—	—	183
Tax benefit of stock options exercised	—	—	—	—	18

Balance at June 30, 2007	43,209	$14,259	58,733	$19,382	$641,662

	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock
			Shares	Amount	Total
	(Amounts in thousands)
Balance at December 31, 2006	$368	$630,521	6,100	$(86,693)	$1,218,039

Comprehensive income:
Net income	—	33,787	—	—	33,787
Unrealized loss on interest rate swaps	(48)	—	—	—	(48)
Reclassification to earnings of derivative transition adjustments	28	—	—	—	28

Comprehensive income	—	—	—	—	33,767

Stock-based compensation expense	—	—	—	—	1,163
Repurchase of Class A common stock	—	—	161	(2,288)	(2,288)
Issuance of Class A common stock related to incentive plans	—	—	—	—	279
Tax benefit of stock options exercised	—	—	—	—	18

Balance at June 30, 2007	$348	$664,308	6,261	$(88,981)	$1,250,978

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$33,787	$39,651
Items not requiring cash:
Depreciation and amortization	5,726	5,308
Deferred income taxes	8,058	5,343
Compensation expense related to long-term incentive compensation plans	4,126	3,441
Other	(395)	224
Changes in assets and liabilities:
Increase in accounts receivable	(6,548)	(5,341)
(Decrease) increase in accounts payable and accrued expenses	(797)	5,008
Increase in accrued salaries and wages	734	467
Decrease in accrued interest	(235)	(5,822)
Decrease in income taxes payable	(1,673)	(3,107)
Other, net	2,491	(7,711)

Net cash provided by operating activities	45,274	37,461

Cash flows from investing activities:
Capital expenditures	(4,008)	(4,387)
Investment in signal upgrades	(1,379)	(2,964)
Proceeds from sales of assets	150	—
Proceeds from insurance recovery	1,950	—
Other, net	(333)	(607)

Net cash used in investing activities	(3,620)	(7,958)

Cash flows from financing activities:
Net (repayments of) borrowings under revolving credit facility	(45,000)	255,000
Repayment of 6.625% notes	—	(250,000)
Repurchase of Class A common stock	(2,288)	(40,342)
Proceeds from issuances of stock related to stock-based compensation plans	279	3,864
Tax benefit of stock options exercised	18	661
Decrease in book overdrafts	(395)	(634)
Increase in amounts due to Cox Enterprises	4,158	1,291

Net cash used in financing activities	(43,228)	(30,160)

Net decrease in cash and cash equivalents	(1,574)	(657)
Cash and cash equivalents at beginning of period	4,381	3,455

Cash and cash equivalents at end of period	$2,807	$2,798

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,310	$18,134
Income taxes	15,310	14,705

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

The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other period.

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

Income Taxes

Cox Radio provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income taxes reflect the net tax effect on future years of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes. Cox Radio evaluates its income tax rates regularly and adjusts rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which Cox Radio operates, among other factors.

Cox Radio adopted the provisions of Financial Accounting Standards Board Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The impact of adopting FIN 48 was not material to Cox Radio’s financial position or results of operations. Total unrecognized tax benefits as of January 1, 2007, excluding the federal benefits on state tax positions and federal and state benefits on interest which have been recorded as deferred income taxes, were $2.7 million, of which approximately $1.9 million would impact the effective tax rate if Cox Radio were to recognize the tax benefit for such positions. For the six months ended June 30, 2007, there were no material changes in total unrecognized tax benefits from the date of adoption. Cox Radio does not expect the amount of unrecognized tax benefits to change significantly in the next twelve months.

Cox Radio’s federal income tax return examinations and significant state tax return examinations have been completed through tax years ended 2003 and 2002, respectively. For the six months ended June 30, 2007, Cox Radio has had no material changes to the status of significant tax return examinations from the date of adoption.

Cox Radio classifies interest and penalties associated with its unrecognized tax benefits as a component of income tax expense. Cox Radio accrued approximately $0.5 million of interest and penalties associated with unrecognized tax benefits upon adoption of FIN 48. For the six months ended June 30, 2007, there were no material changes in accrued interest or penalties associated with unrecognized tax benefits from the date of adoption.

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 24% and 23% of total revenues for the three-month periods ended June 30, 2007 and 2006, respectively, and 24% and 23% of total revenues for the six-month periods ended June 30, 2007 and 2006, respectively.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3.	Earnings Per Common Share and Capital Structure

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)
Net income	$20,254	$25,668	$33,787	$39,651

Earnings per share – basic
Weighted average common shares outstanding	95,091	96,151	95,096	96,948

Net income per common share – basic	$0.21	$0.27	$0.36	$0.41

Earnings per share – diluted
Weighted average common shares outstanding	95,091	96,151	95,096	96,948
Effect of dilutive securities:
Employee Stock Purchase Plan	39	—	40	—
Long-Term Incentive Plan	476	304	480	319

Shares applicable to earnings per share – diluted	95,606	96,455	95,616	97,267

Net income per common share – diluted	$0.21	$0.27	$0.35	$0.41

The options excluded from the computation of net income per common share – diluted for the three-month and six-month periods ended June 30, 2007 and 2006 are summarized below on a weighted average shares outstanding basis. The exercise price of these options was greater than the average market price of the Class A common stock during the three-month and six-month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Weighted average options outstanding	6,089	6,554	6,144	6,794

4.	Long-Term Debt, Commitments and Contingencies

Cox Radio’s outstanding debt at the balance sheet date presented consisted of the following:

	June 30, 2007	December 31, 2006
	(Amounts in thousands)
Long-term debt (1)	$335,000	$380,000

(1)	At June 30, 2007 and December 31, 2006, outstanding long-term debt consisted only of amounts borrowed under the revolving credit facility.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior secured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At June 30, 2007, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At June 30, 2007, Cox Radio had $335 million of outstanding indebtedness under the credit facility with $265 million available for borrowing. The interest rate applied to amounts due under the credit facility was 5.9% at June 30, 2007. At December 31, 2006, Cox Radio had $380 million of outstanding indebtedness under the credit facility with $220 million available for borrowing. The interest rate applied to amounts due under the facility was 6.0% at December 31, 2006. Since the interest rate under the credit facility is variable, the recorded balance of the credit facility approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreement.

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. This guarantee expires in February 2008. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At June 30, 2007 and December 31, 2006, the carrying value of this guarantee was $0.5 million and $0.4 million, respectively.

In January 2005, Cox Radio paid $2 million for an option to purchase five radio stations for $60 million. In October 2006, the related agreement was amended to extend the period within which Cox Radio could exercise its option to purchase the stations by approximately one month, to January 31, 2008. In consideration for granting Cox Radio an exclusive three-year option, the option agreement provides the sellers a right that is exercisable at two distinct times during the option term to provide notice requiring Cox Radio to elect whether or not to purchase the stations. While these rights are called put rights under the agreement, exercise of these rights by the sellers does not obligate Cox Radio to purchase the stations. Rather, upon receiving notice from the sellers, if Cox Radio elects to not purchase the stations at that time, it must pay $5 million to the sellers. If Cox Radio elects to acquire the stations at any time during the term of the agreement, the initial $2 million payment and any amounts previously paid by Cox Radio to the sellers will be applied to the purchase price of the stations. During July 2006, the sellers exercised their first put right, and Cox Radio paid the $5 million put refusal payment. Based on the facts and circumstances, Cox Radio determined that the sellers’ exercise of their second put right was probable and therefore accrued the $5 million second put refusal payment at June 30, 2006. During July 2007, the sellers exercised their second put right, and Cox Radio paid the second $5 million put refusal payment, thereby retaining the right, but not the obligation to purchase the stations through January 31, 2008.

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

Each of Cox Radio’s radio stations operates pursuant to one or more licenses issued by the FCC that have a maximum term of eight years, subject to renewal. Cox Radio’s FCC broadcast licenses expire at various times from 2011 to 2014. Although Cox Radio may apply to renew its FCC broadcast licenses, third parties may challenge Cox Radio’s renewal applications. Cox Radio is not aware of any facts or circumstances that would prevent it from having its current licenses renewed. Since becoming a public company in 1996, the FCC has not denied any of Cox Radio’s license renewal applications.

Cox Radio is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these currently pending legal proceedings will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

5.	Derivative Instruments and Hedging Activities

Cox Radio is exposed to fluctuations in interest rates, primarily attributable to borrowings under its revolving credit facility. Cox Radio actively monitors these fluctuations and uses derivative instruments from time to time to manage such risk. In accordance with its risk management strategy, Cox Radio uses derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction or probable forecasted transaction that is identified by management. Cox Radio’s use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings.

At June 30, 2007, Cox Radio had a single interest rate swap agreement outstanding with a $25 million notional principal amount, an annual fixed rate of 6.4% and a September 30, 2007 maturity date. This agreement is used to manage Cox Radio’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparty to this interest rate swap agreement is a major financial institution. Cox Radio is exposed to credit loss in the event of nonperformance by this counterparty. However, Cox Radio does not anticipate nonperformance by this counterparty. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $0.1 million and a net payable of $0.2 million at June 30, 2007 and December 31, 2006, respectively. The fair value of the swap agreement at June 30, 2007 is included in other current liabilities according to the maturity date of the swap.

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

During the three-month period ended June 30, 2007, changes in fair value of the interest rate swap agreement resulted in a $0.1 million credit to interest expense, before related tax effects, due to the ineffectiveness of this cash flow hedge. During the three-month period ended June 30, 2006, there was a $0.3 million credit to interest expense, before related tax effects, due to the ineffectiveness of this cash flow hedge. For both periods, there were no amounts excluded from the measure of effectiveness. The balance of $0.3 million recorded in accumulated other comprehensive income at June 30, 2007 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in interest expense on certain of Cox Radio’s floating rate interest obligations. The estimated amount to be reclassified into future earnings as interest expense over the three months ending September 30, 2007 is less than $0.1 million, before related income tax effects. The actual amount that will be reclassified to future earnings over the next three months may vary from this amount as a result of changes in market conditions related to interest rates.

6.	Goodwill and Other Intangible Assets

Cox Radio accounts for goodwill and intangible assets in accordance with SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, not be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is December 31st.

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
June 30, 2007
FCC licenses and other intangible assets	$1,703,019	$578	$1,702,441
Goodwill	215,584	—	215,584

December 31, 2006
FCC licenses and other intangible assets	$1,703,019	$577	$1,702,442
Goodwill	215,584	—	215,584

Amortization of amortizable intangible assets was less than $0.1 million for both of the three-month periods ended June 30, 2007 and 2006.

In September 2006, Cox Radio consummated the acquisition of WOKV-FM (formerly WBGB-FM) serving the Jacksonville, Florida market for a purchase price of approximately $7.7 million. The purchase price was allocated substantially to FCC licenses.

7.	Shareholders’ Equity

On August 24, 2005, Cox Radio’s Board of Directors authorized a share repurchase program pursuant to which Cox Radio is authorized to repurchase up to $100 million of its outstanding shares of Class A common stock. As of June 30, 2007, Cox Radio had purchased 6.1 million shares for an aggregate purchase price of approximately $87.1 million, including commissions and fees, at an average price of $14.21 per share. As of June 30, 2007, $12.9 million remained authorized as available to repurchase outstanding shares. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice. On May 16, 2007, the Board of Directors authorized an additional share repurchase program through which Cox Radio, from time to time, may repurchase up to $100 million of its Class A common stock in the open market or through privately negotiated transactions, with the amount and timing of repurchases to be determined by the company’s management. As of June 30, 2007, the entire $100 million remained available to repurchase outstanding shares.

8.	Stock-Based Compensation and Long-Term Incentive Plans

During the six-month periods ended June 30, 2007 and 2006, Cox Radio accounted for two stock-based employee compensation plans, restricted stock issued under the LTIP and the Employee Stock Purchase Plan. Cox Radio accounts for these plans in accordance with SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. For the three-month and six-month periods ended June 30, 2007, compensation cost recognized in the income statement for stock-based compensation arrangements was $0.6 million and $1.2 million, respectively. The related income tax benefit for the three-month and six-month periods ended June 30, 2007 was $0.2 million and $0.4 million, respectively. For the three-month and six-month periods ended June 30, 2006, compensation cost recognized in the income statement for stock-based compensation arrangements was $0.6 million and $0.9 million, respectively. The related income tax benefit for the three-month and six-month periods ended June 30, 2006 was $0.2 million and $0.3 million, respectively.

As of June 30, 2007, there was $5.0 million of total unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted-average period of 3.7 years, as the awards vest. During the three-month periods ended June 30, 2007 and 2006, 676 and 7,872 shares of restricted stock vested, respectively.

Total cash received from options exercised during the three-month periods ended June 30, 2007 and 2006 was $0.2 million and $2.0 million, respectively.

During the six-month periods ended June 30, 2007 and 2006, Cox Radio also accounted for awards of performance units, which are not a form of stock-based compensation under SFAS No. 123R. Performance units are issued under the LTIP and payouts, if any, are based on Cox Radio’s financial performance over a five-year period. Compensation expense related to performance units is recognized over the appropriate vesting period based on the amount that is expected to be paid upon vesting of the awards. For the three-month and six-month periods ended June 30, 2007, compensation cost recognized in the income statement for performance units was $1.7 million and $2.8 million, respectively. For the three-month and six-month periods ended June 30, 2006, compensation cost recognized in the income statement for performance units was $1.5 million and $2.5 million, respectively.

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

The primary source of Cox Radio’s revenues is the sale of local and national advertising to be broadcast on its radio stations. For each of the three-month periods ended June 30, 2007 and 2006, approximately 71% of Cox Radio’s net revenues were generated from local advertising. For each of the three-month periods ended June 30, 2007 and 2006, approximately 21% of Cox Radio’s net revenues were generated from national advertising. Cox Radio’s most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

Acquisitions and Dispositions

Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by us under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past two years through July 31, 2007 are discussed below.

In January 2005, we paid $2 million for an option to purchase five radio stations for $60 million. In October 2006, the related agreement was amended to extend the period within which we could exercise our option to purchase the stations by approximately one month, to January 31, 2008. In consideration for granting Cox Radio an exclusive three-year option, the option agreement provides the sellers a right that is exercisable at two distinct times during the option term to provide notice requiring us to elect whether or not to purchase the stations. While these rights are called put rights under the agreement, exercise of these rights by the sellers does not obligate Cox Radio to purchase the stations. Rather, upon receiving notice from the sellers, if we elect to not purchase the stations at that time, we must pay $5 million to the sellers. If we elect to acquire the stations at any time during the term of the agreement, the initial $2 million payment and any amounts previously paid by us to the sellers will be applied to the purchase price of the stations. During July 2006, the sellers exercised their first put right, and we paid the $5 million put refusal payment. Based on the facts and circumstances, we determined that the sellers’ exercise of their second put right was probable and therefore accrued the $5 million second put refusal payment at June 30, 2006. During July 2007, the sellers exercised their second put right, and we paid the second $5 million put refusal payment, thereby retaining the right, but not the obligation, to purchase the stations through January 31, 2008. Currently, we expect to exercise our right to purchase the stations prior to the expiration of the agreement in January 2008.

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

Three months ended June 30, 2007 compared to three months ended June 30, 2006:

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$84,111	$83,625	$486	0.6%
National	24,378	24,551	(173)	(0.7)%
Other	9,513	8,975	538	6.0%

Total net revenues	$118,002	$117,151	$851	0.7%

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

Net revenues for the second quarter of 2007 were $118.0 million, up 0.7% from the second quarter of 2006. Local revenues increased 0.6% and national revenues decreased 0.7%, each as compared to the second quarter of 2006. Other revenues increased 6.0% as compared to the second quarter of 2006, primarily due to a 21.3% increase in Internet revenues during that same period. Our stations in Atlanta, Birmingham and Greenville delivered revenue growth during the second quarter of 2007. The revenue growth at these stations was partially offset by results of our stations in Houston, Jacksonville and Dayton, where net revenues were down for the quarter. Revenues in Atlanta, our largest market, were up 5.8% in the second quarter of 2007 as compared to the same period in 2006.

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$22,715	$20,956	$1,759	8.4%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services increased $1.8 million, or 8.4%, to $22.7 million. This increase was the result of $0.6 million of additional expenses related to expanded employee participation in Cox Enterprises’ defined benefit pension plan, as well as additional costs associated with programming talent.

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$49,115	$47,623	$1,492	3.1%

Selling, general and administrative expenses are comprised of expenses incurred by our sales, promotion and general and administrative departments. These expenses increased $1.5 million, or 3.1% as compared to the second quarter of 2006. This increase was primarily the result of $1.0 million of additional expenses related to expanded employee participation in Cox Enterprises’ defined benefit pension plan. Additionally, there was an increase in sales commissions and property tax expense in the second quarter of 2007, as compared to the second quarter of 2006, which was partly offset by decreased promotion expense during the same period.

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$5,402	$5,495	$(93)	(1.7)%
Depreciation and amortization	2,701	2,666	35	1.3%
Other operating (income) expense, net	(135)	271	(406)	*

*	Change was not statistically meaningful

Corporate general and administrative expenses were largely flat as compared to the second quarter of 2006.

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Operating income	$38,204	$40,140	$(1,936)	(4.8)%

Operating income for the second quarter of 2007 was $38.2 million, a $1.9 million decrease from the second quarter of 2006 for the reasons discussed above.

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Interest expense	$5,346	$6,142	$(796)	(13.0)%

Interest expense during the second quarter of 2007 totaled $5.3 million, as compared to $6.1 million for the second quarter of 2006. This decrease was primarily attributable to lower overall outstanding debt. The average interest rate on our credit facility was 6.0% during both the second quarter of 2007 and 2006.

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$8,128	$6,321	$1,807	28.6%
Deferred	4,796	2,009	2,787	138.7%

Total income tax expense	$12,924	$8,330	$4,594	55.2%

Income tax expense increased approximately $4.6 million to $12.9 million in the second quarter of 2007, as compared to $8.3 million in the second quarter of 2006. This change in income tax expense was primarily due to a $2.5 million prior-year decrease in current tax expense resulting from a favorable audit settlement and a $3.1 million prior-year decrease in deferred tax expense resulting from changes in certain state income tax laws. Our overall effective tax rate was 39.0% for the second quarter of 2007 and 24.5% for the second quarter of 2006.

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Net income	$20,254	$25,668	$(5,414)	(21.1)%

Net income for the second quarter of 2007 was $20.3 million, a decrease of $5.4 million from the second quarter of 2006. This decrease was attributable to the various factors discussed above.

Six months ended June 30, 2007 compared to six months ended June 30, 2006:

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$156,035	$152,660	$3,375	2.2%
National	45,732	46,273	(541)	(1.2)%
Other	16,988	15,824	1,164	7.4%

Total net revenues	$218,755	$214,757	$3,998	1.9%

Net revenues for the first six months of 2007 increased $4.0 million to $218.8 million, a 1.9% increase compared to the first six months of 2006. Local revenues increased 2.2% and national revenues decreased 1.2%, each as compared to the first six months of 2006. Other revenues increased 7.4% as compared to the first six months of 2006, primarily due to a 26.5% increase in Internet revenues during that same period. Our stations in Atlanta, Orlando, Miami, Birmingham and Greenville delivered revenue growth during the first six months of 2007. Those increases were partially offset by results of our stations in Houston, San Antonio, Jacksonville, Dayton and Louisville, where revenues were down for the first six months of 2007. Revenues in Atlanta, our largest market, were up 9.4% in the first six months of 2007 as compared to the same period in 2006.

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$45,583	$41,972	$3,611	8.6%

Cost of services increased $3.6 million, or 8.6%, to $45.6 million compared to the first six months of 2006. This increase was the result of $1.3 million of additional expenses related to expanded employee participation in Cox Enterprises’ defined benefit pension plan, as well as additional costs associated with programming talent.

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$90,397	$86,943	$3,454	4.0%

Selling, general and administrative expenses increased $3.5 million, or 4.0%, to $90.4 million compared to the first six months of 2006. This increase was the result of expenses related to additional performance units and stock-based compensation awarded in the first quarter of 2007. Compensation expense for these awards is recognized as they vest. Additionally, there was a $2.0 million increase in expenses related to expanded employee participation in Cox Enterprises’ defined benefit pension plan.

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$10,709	$10,635	$74	0.7%
Depreciation and amortization	5,726	5,308	418	7.9%
Other operating expense, net	85	350	(265)	*

*	Change was not statistically meaningful

Corporate general and administrative expenses were largely flat compared to the first six months of 2006. The changes in depreciation and amortization and other operating expense, net, were not material to our overall operating results or financial condition.

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Operating income	$66,255	$69,549	$(3,294)	(4.7)%

Operating income for the first six months of 2007 was $66.3 million, a $3.3 million decrease over the first six months of 2006 for the reasons discussed above.

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Interest expense	$11,075	$12,300	$(1,225)	(10.0)%

Interest expense during the first six months of 2007 totaled $11.1 million, as compared to $12.3 million for the first six months of 2006. This decrease was primarily attributable to lower overall outstanding debt. The average rate on our credit facility was 6.0% during the first six months of 2007 and 5.8% during the first six months of 2006.

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$13,655	$12,259	$1,396	11.4%
Deferred	8,058	5,343	2,715	50.8%

Total income tax expense	$21,713	$17,602	$4,111	23.4%

Income tax expense increased approximately $4.1 million to $21.7 million in the first six months of 2007 compared to $17.6 million in the first six months of 2006. This change in income tax expense was primarily due to a $2.5 million prior-year decrease in current tax expense resulting from a favorable audit settlement and a $3.1 million prior-year decrease in deferred tax expense resulting from changes in certain state income tax laws. The effective tax rate for the first six months of 2007 and 2006 was 39.1% and 30.7%, respectively.

	June 30, 2007	June 30, 2006	$ Change	% Change
	(Amounts in thousands)
Net income	$33,787	$39,651	$(5,864)	(14.8)%

Net income for the first six months of 2007 was $33.8 million, as compared to $39.7 million for the first six months of 2006, for the reasons discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. In comparing the three months ended June 30, 2007 to the three months ended June 30, 2006, net cash provided by operating activities increased $7.8 million due primarily to a decrease in working capital, partially offset by a decrease in operating income. Cox Radio expects future net cash provided by operating activities to provide sufficient funding for operations in the near term. Primary uses of liquidity include debt service, acquisitions, capital expenditures, common stock repurchases and investment in signal upgrades.

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

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Any borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a London Interbank Offered Rate (LIBOR) based rate (5.6% at June 30, 2007 and December 31, 2006) dependent upon Cox Radio’s credit rating. Cox Radio owed Cox Enterprises approximately $2.2 million at June 30, 2007 and Cox Enterprises owed Cox Radio approximately $2.0 million at December 31, 2006.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior secured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At June 30, 2007, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At June 30, 2007, Cox Radio had $335 million of outstanding indebtedness under the credit facility with $265 million available for borrowing. The interest rate applied to amounts due under the credit facility was 5.9% at June 30, 2007. At December 31, 2006, Cox Radio had $380 million of outstanding indebtedness under the credit facility with $220 million available for borrowing. The interest rate applied to amounts due under the facility was 6.0% at December 31, 2006. Since the interest rate under the credit facility is variable, the recorded balance of the credit facility approximates fair value. See “Quantitative and Qualitative Disclosures About Market Risk” under Part I, Item 3 of this Form 10-Q for a discussion of Cox Radio’s interest rate swap agreement.

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

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. This guarantee expires in February 2008. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At June 30, 2007 and December 31, 2006, the carrying value of this guarantee was $0.5 million and $0.4 million, respectively.

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

Cox Radio currently has one interest rate swap agreement for purposes of managing borrowing costs. Pursuant to this interest rate swap agreement, Cox Radio has exchanged its floating rate interest obligations on $25 million in notional principal amount of debt for a fixed annual interest rate of 6.4%. This agreement matures in September 2007. Concurrently with the adoption of Statement of Financial Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated this agreement as a cash flow hedge as discussed in Note 5 to the unaudited consolidated financial statements included in this report. Cox Radio is exposed to a credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. However, Cox Radio does not anticipate nonperformance by such counterparty, and no material loss would be expected in the event of the counterparty’s nonperformance. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $0.1 million and a net payable of $0.2 million at June 30, 2007 and December 31, 2006, respectively. The fair value of the swap agreement at June 30, 2007 is included in other current liabilities according to the maturity date of the swap. The market risk for the interest rate swap is mitigated as the fixed rate received is hedged to the variable rate paid on the credit facility.

The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio’s borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facility and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to variable rate debt instruments. If the LIBOR borrowing rates were to increase 1% above the rates at June 30, 2007, Cox Radio’s interest expense on the revolving credit facility would increase approximately $3.4 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described above.

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

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2007, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

Changes in Internal Controls

There were no changes in Cox Radio’s internal control over financial reporting during the period covered by this report that materially affected, or were reasonably likely to materially affect, Cox Radio’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

Cox Radio is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

ITEM 1A.	Risk Factors

None.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	On May 16, 2007, Cox Radio’s Board of Directors authorized an additional share repurchase program through which Cox Radio, from time to time, may repurchase up to $100 million of its Class A common stock in the open market or through privately negotiated transactions, with the amount and timing of repurchases to be determined by the company’s management. Cox Radio intends to acquire shares pursuant to amounts authorized under its original $100 million program, authorized August 24, 2005, before making purchases under the newly authorized program. Repurchased shares are held in treasury, and neither program has an expiration date. Cox Radio may commence, suspend or terminate repurchases at any time, without prior notice, depending on market conditions and various other factors.

As of June 30, 2007, Cox Radio had purchased approximately 6.1 million shares under the original program for an aggregate purchase price of approximately $87.1 million, including commissions and fees, at an average price of $14.21 per share. The following table sets forth certain information concerning the repurchase of Cox Radio’s Class A common stock during the three-month period ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 to April 30 2007	—	—	—	$15.2 million
May 1, 2007 to May 31, 2007	—	—	—	$115.2 million
June 1, 2007 to June 30, 2007	161,122	$14.20	161,122	$112.9 million

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Cox Radio held its Annual Meeting of Stockholders on May 16, 2007. The only matter voted upon at this year’s meeting was the election of a Board of Directors of nine members to serve until the 2008 annual meeting.

The following directors were elected, and they received the votes indicated:

Nominee	Votes in Favor	Votes Withheld
James C. Kennedy	610,015,271	9,259,743
Juanita P. Baranco	618,603,083	671,931
G. Dennis Berry	610,093,461	9,181,553
Nick W. Evans, Jr.	618,650,683	624,331
Jimmy W. Hayes	609,975,171	9,299,843
Paul M. Hughes	618,114,983	1,160,031
Marc W. Morgan	609,972,256	9,302,758
Robert F. Neil	610,298,791	8,976,223
Nicholas D. Trigony	618,192,356	1,082,658

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Listed below are the exhibits, which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1)3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.
(2)3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.
(3)3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.
(4)4.1	—	Form of Specimen Class A common stock certificate.
(5)10.1	—	Credit Agreement, dated as of July 26, 2006, by and among Cox Radio, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Lehman Brothers Inc. and Citibank, N.A., as Syndication Agents, Wachovia Capital Markets, LLC and Bank of Tokyo-Mitsubishi UFJ Trust Company, as Documentation Agents and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunners.

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(5)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Form 8-K dated July 26, 2006 and filed July 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

August 3, 2007	/s/ Neil O. Johnston
Neil O. Johnston
Vice President and Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer and
duly authorized officer)