Form 10-Q
period 2007-09-30
COX RADIO INC
filed 2007-11-07
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Class A common stock, par value of $0.33 – 34,958,559 shares outstanding as of September 30, 2007

Class B common stock, par value of $0.33 – 58,733,016 shares outstanding as of September 30, 2007

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month period ended September 30, 2007. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash	$3,580	$4,381
Accounts and notes receivable, less allowance for doubtful accounts of $2,835 and $2,983, respectively	89,829	85,660
Amounts due from Cox Enterprises	—	1,980
Prepaid expenses and other current assets	6,711	5,254

Total current assets	100,120	97,275
Property and equipment, net	72,917	74,334
FCC licenses and other intangible assets, net	1,702,441	1,702,442
Goodwill	215,584	215,584
Other assets	30,592	28,282

Total assets	$2,121,654	$2,117,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,127	$27,987
Accrued salaries and wages	3,211	2,507
Accrued interest	897	1,195
Income taxes payable	1,229	1,819
Amounts due to Cox Enterprises	7,548	—
Other current liabilities	5,613	3,910

Total current liabilities	41,625	37,418
Long-term debt	330,000	380,000
Deferred income taxes	480,396	468,082
Other long-term liabilities	24,440	14,378

Total liabilities	876,461	899,878

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 43,195,300 and 42,918,759 shares issued and 34,958,559 and 36,818,888 shares outstanding at September 30, 2007 and December 31, 2006, respectively	14,254	14,163
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at September 30, 2007 and December 31, 2006	19,382	19,382
Additional paid-in capital	642,149	640,298
Accumulated other comprehensive income, net of tax	—	368
Retained earnings	684,504	630,521

	1,360,289	1,304,732
Less: Class A common stock held in treasury (8,236,741 and 6,099,871 shares at cost at September 30, 2007 and December 31, 2006, respectively)	(115,096)	(86,693)

Total shareholders’ equity	1,245,193	1,218,039

Total liabilities and shareholders’ equity	$2,121,654	$2,117,917

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)
Net revenues:
Local	$77,227	$77,939	$233,262	$230,599
National	24,472	25,823	70,204	72,096
Other	10,066	8,901	27,054	24,725

Total revenues	111,765	112,663	330,520	327,420
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown below)	24,242	22,011	69,825	63,983
Selling, general and administrative	42,229	41,925	132,626	128,868
Corporate general and administrative	5,334	5,079	16,043	15,714
Depreciation and amortization	2,741	2,716	8,467	8,024
Other operating expenses, net	81	18	166	368

Operating income	37,138	40,914	103,393	110,463

Other income (expense):
Interest expense	(5,044)	(7,008)	(16,119)	(19,308)
Other items, net	471	(3)	791	1

Income before income taxes	32,565	33,903	88,065	91,156

Current income tax expense	7,487	4,555	21,142	16,814
Deferred income tax expense	4,882	5,397	12,940	10,740

Total income tax expense	12,369	9,952	34,082	27,554

Net income	$20,196	$23,951	$53,983	$63,602

Basic net income per share
Net income per common share	$0.22	$0.25	$0.57	$0.66

Diluted net income per share
Net income per common share	$0.21	$0.25	$0.57	$0.66

Weighted average basic common shares outstanding	93,896	95,104	94,691	96,327

Weighted average diluted common shares outstanding	94,458	95,485	95,279	96,718

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Capital
	(Amounts in thousands)
Balance at December 31, 2006	42,919	$14,163	58,733	$19,382	$640,298

Comprehensive income:
Net income	—	—	—	—	—
Unrealized loss on interest rate swaps	—	—	—	—	—
Reclassification to earnings of derivative transition adjustments	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,633
Repurchase of Class A common stock	—	—	—	—	—
Issuance of Class A common stock related to incentive plans	276	91	—	—	200
Tax benefit of stock options exercised	—	—	—	—	18

Balance at September 30, 2007	43,195	$14,254	58,733	$19,382	$642,149

	Accumulated Other Comprehensive	Retained	Treasury Stock		Total
	Income	Earnings	Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2006	$368	$630,521	6,100	$(86,693)	$1,218,039

Comprehensive income:
Net income	—	53,983	—	—	53,983
Unrealized loss on interest rate swaps	(410)	—	—	—	(410)
Reclassification to earnings of derivative transition adjustments	42	—	—	—	42

Comprehensive income	—	—	—	—	53,615

Stock-based compensation expense	—	—	—	—	1,633
Repurchase of Class A common stock	—	—	2,137	(28,403)	(28,403)
Issuance of Class A common stock related to incentive plans	—	—	—	—	291
Tax benefit of stock options exercised	—	—	—	—	18

Balance at September 30, 2007	$—	$684,504	8,237	$(115,096)	$1,245,193

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$53,983	$63,602
Items not requiring cash:
Depreciation and amortization	8,467	8,024
Deferred income taxes	12,940	10,740
Compensation expense related to long-term incentive compensation plans	6,387	5,420
Other	(682)	805
Changes in assets and liabilities:
Increase in accounts receivable	(5,657)	(4,026)
Increase (decrease) in accounts payable and accrued expenses	320	(2,242)
Increase (decrease) in accrued salaries and wages	704	(1,580)
Decrease in accrued interest	(298)	(4,018)
Increase (decrease) in income taxes payable	1,009	(1,457)
Other, net	2,565	2,600

Net cash provided by operating activities	79,738	77,868

Cash flows from investing activities:
Capital expenditures	(7,105)	(8,530)
Acquisitions and related expenses, net of cash acquired	—	(7,666)
Option to purchase radio stations	(5,000)	(5,000)
Investment in signal upgrades	(1,717)	(3,056)
Proceeds from sales of assets	141	14
Proceeds from insurance recovery	1,950	—
Other, net	(496)	(646)

Net cash used in investing activities	(12,227)	(24,884)

Cash flows from financing activities:
Net (repayments of) borrowings under revolving credit facility	(50,000)	255,000
Repayment of 6.625% notes	—	(250,000)
Repurchase of Class A common stock	(28,403)	(45,227)
Proceeds from issuances of stock related to stock-based compensation plans	291	4,054
Tax benefit of stock options exercised	18	770
Increase (decrease) in book overdrafts	254	(754)
Increase (decrease) in amounts due to Cox Enterprises	9,528	(16,260)

Net cash used in financing activities	(68,312)	(52,417)

Net (decrease) increase in cash and cash equivalents	(801)	567
Cash and cash equivalents at beginning of period	4,381	3,455

Cash and cash equivalents at end of period	$3,580	$4,022

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,419	$25,170
Income taxes	20,115	17,501

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Other Information

Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment for accounting purposes, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. indirectly owns approximately 67% of the common stock of Cox Radio and has approximately 95% of the voting power of Cox Radio.

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

The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other period.

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

Cox Radio adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The impact of adopting FIN 48 was not material to Cox Radio’s financial position or results of operations. Total unrecognized tax benefits as of January 1, 2007, excluding the federal benefits on state tax positions and federal and state benefits on interest which have been recorded as deferred income taxes, were $2.7 million, of which approximately $1.9 million would impact the effective tax rate if Cox Radio were to recognize the tax benefit for such positions. For the nine months ended September 30, 2007, there were no material changes in total unrecognized tax benefits from the date of adoption. Cox Radio does not expect the amount of unrecognized tax benefits to change significantly in the next twelve months.

Cox Radio’s federal income tax return examinations and significant state tax return examinations have been completed through tax years ended 2003 and 2002, respectively. For the nine months ended September 30, 2007, Cox Radio has had no material changes to the status of significant tax return examinations from the date of adoption.

Cox Radio classifies interest and penalties associated with its unrecognized tax benefits as a component of income tax expense. Cox Radio accrued approximately $0.5 million of interest and penalties associated with unrecognized tax benefits upon adoption of FIN 48. For the nine months ended September 30, 2007, there were no material changes in accrued interest or penalties associated with unrecognized tax benefits from the date of adoption.

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 26% and 23% of total revenues for the three-month periods ended September 30, 2007 and 2006, respectively, and 25% and 23% of total revenues for the nine-month periods ended September 30, 2007 and 2006, respectively.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

3.	Earnings Per Common Share and Capital Structure

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)
Net income	$20,196	$23,951	$53,983	$63,602

Earnings per share – basic
Weighted average common shares outstanding	93,896	95,104	94,691	96,327

Net income per common share – basic	$0.22	$0.25	$0.57	$0. 66

Earnings per share – diluted
Weighted average common shares outstanding	93,896	95,104	94,691	96,327
Effect of dilutive securities:
Employee Stock Purchase Plan	29	41	37	35
Long-Term Incentive Plan	533	340	551	356

Shares applicable to earnings per share – diluted	94,458	95,485	95,279	96,718

Net income per common share – diluted	$0.21	$0.25	$0.57	$0.66

The options excluded from the computation of net income per common share – diluted for the three-month and nine-month periods ended September 30, 2007 and 2006 are summarized below on a weighted average shares outstanding basis. The exercise price of these options was greater than the average market price of the Class A common stock during the three-month and nine-month periods ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Weighted average options outstanding	5,966	6,384	6,041	6,546

4.	Long-Term Debt, Commitments and Contingencies

At September 30, 2007 and December 31, 2006, outstanding long-term debt consisted only of amounts borrowed under the revolving credit facility described below.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior secured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At September 30, 2007, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At September 30, 2007, Cox Radio had $330 million of outstanding indebtedness under the credit facility with $270 million available for borrowing. The interest rate applied to amounts due under the credit facility was 6.4% at September 30, 2007. At December 31, 2006, Cox Radio had $380 million of outstanding indebtedness under the credit facility with $220 million available for borrowing. The interest rate applied to amounts due under the facility was 6.0% at December 31, 2006. Since the interest rate under the credit facility is variable, the recorded balance of the credit facility approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreement.

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. In August 2007, Cox Radio amended this agreement to increase the guarantee to up to $6 million and to extend the expiration to June 2009. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At September 30, 2007 and December 31, 2006, the carrying value of this guarantee was $0.6 million and $0.4 million, respectively.

In January 2005, Cox Radio paid $2 million for an option to purchase five radio stations for $60 million. In October 2006, the related agreement was amended to extend the period within which Cox Radio could exercise its option to purchase the stations by approximately one month, to January 31, 2008. In consideration for granting Cox Radio an exclusive three-year option, the option agreement provided the sellers a right that was exercisable at two distinct times during the option term to provide notice requiring Cox Radio to elect whether or not to purchase the stations. While these rights are called put rights under the agreement, exercise of these rights by the sellers did not obligate Cox Radio to purchase the stations. Rather, upon receiving notice from the sellers, if Cox Radio elected to not purchase the stations at that time, it had to pay $5 million to the sellers. If Cox Radio elects to acquire the stations at any time during the term of the agreement, any amounts previously paid by Cox Radio to the sellers, including the initial $2 million payment, will be applied to the purchase price of the stations. During July 2006, the sellers exercised their first put right, and Cox Radio paid the $5 million put refusal payment. Based on the facts and circumstances, Cox Radio determined that the sellers’ exercise of their second put right was probable and therefore accrued the $5 million second put refusal payment at June 30, 2006. During July 2007, the sellers exercised their second put right, and Cox Radio paid the second $5 million put refusal payment, thereby retaining the right, but not the obligation, to purchase the stations through January 31, 2008.

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

Cox Radio had a single interest rate swap agreement, with a $25 million notional principal amount and an annual fixed rate of 6.4%, which expired in September 2007. This agreement was used to manage Cox Radio’s exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. The counterparty to this interest rate swap agreement was a major financial institution. The estimated fair value of the swap agreement, based on current market rates, approximated a net payable of $0.2 million at December 31, 2006.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the accounting for changes in the fair values of derivative instruments at each new measurement date is dependent upon their intended use. The effective portion of changes in the fair values of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair values of derivative instruments designated as cash flow hedges are immediately reclassified to earnings. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense. Cox Radio’s interest rate swap agreement qualified as a cash flow hedge.

During the three-month period ended September 30, 2007, changes in fair value of the interest rate swap agreement resulted in a $0.4 million credit to interest expense, before related tax effects. The credit was associated with the reclassification of other comprehensive income into earnings. During the three-month period ended September 30, 2006, there was a $0.1 million charge to interest expense, before related tax effects, due to the ineffectiveness of this cash flow hedge. For both periods, there were no amounts excluded from the measure of effectiveness.

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
September 30, 2007
FCC licenses and other intangible assets	$1,703,019	$578	$1,702,441
Goodwill	215,584	—	215,584

December 31, 2006
FCC licenses and other intangible assets	$1,703,019	$577	$1,702,442
Goodwill	215,584	—	215,584

Amortization of amortizable intangible assets was less than $0.1 million for both of the three-month periods ended September 30, 2007 and 2006.

In September 2006, Cox Radio consummated the acquisition of WOKV-FM (formerly WBGB-FM) serving the Jacksonville, Florida market for a purchase price of approximately $7.7 million. The purchase price was allocated substantially to FCC licenses.

7.	Shareholders’ Equity

On August 24, 2005, Cox Radio’s Board of Directors authorized a share repurchase program pursuant to which Cox Radio was authorized to repurchase up to $100 million of its outstanding shares of Class A common stock. Final repurchases under this program were made in August 2007.

On May 16, 2007, the Board of Directors authorized an additional share repurchase program through which Cox Radio, from time to time, may repurchase up to $100 million of its Class A common stock in the open market or through privately negotiated transactions, with the amount and timing of repurchases to be determined by the company’s management.

As of September 30, 2007, Cox Radio had purchased 8.1 million shares under the two programs for an aggregate purchase price of approximately $113.2 million, including commissions and fees, at an average price of $13.97 per share. As of September 30, 2007, $86.8 million remained authorized as available to repurchase outstanding shares under the second program. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

8.	Stock-Based Compensation and Long-Term Incentive Plans

During the nine-month periods ended September 30, 2007 and 2006, Cox Radio accounted for two stock-based employee compensation plans, restricted stock issued under the LTIP and the Employee Stock Purchase Plan. Cox Radio accounts for these plans in accordance with SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. For the three-month and nine-month periods ended September 30, 2007, compensation cost recognized in the income statement for stock-based compensation arrangements was $0.4 million and $1.6 million, respectively. The related income tax benefit for the three-month and nine-month periods ended September 30, 2007 was $0.2 million and $0.6 million, respectively. For the three-month and nine-month periods ended September 30, 2006, compensation cost recognized in the income statement for stock-based compensation arrangements was $0.3 million and $1.2 million, respectively. The related income tax benefit for the three-month and nine-month periods ended September 30, 2006 was $0.1 million and $0.4 million, respectively.

As of September 30, 2007, there was $4.6 million of total unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted-average period of 3.4 years, as the awards vest. No shares of restricted stock vested during the three-month period ended September 30, 2007. During the three-month period ended September 30, 2006, 75 shares of restricted stock vested.

There were no options exercised during the three-month period ended September 30, 2007. Total cash received from options exercised during the three-month period ended September 30, 2006 was $4.1 million.

During the nine-month periods ended September 30, 2007 and 2006, Cox Radio also accounted for awards of performance units, which are not a form of stock-based compensation under SFAS No. 123R. Performance units are issued under the LTIP and payouts, if any, are based on Cox Radio’s financial performance over a five-year period. Compensation expense related to performance units is recognized over the appropriate vesting period based on the amount that is expected to be paid upon vesting of the awards. For the three-month and nine-month periods ended September 30, 2007, compensation cost recognized in the income statement for performance units was $1.6 million and $4.4 million, respectively. For the three-month and nine-month periods ended September 30, 2006, compensation cost recognized in the income statement for performance units was $1.5 million and $4.0 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox Radio’s future plans, earnings, objectives, expectations, performance and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors. These factors include competition within the radio broadcasting industry, advertising demand in our markets, the possibility that advertisers may cancel or postpone schedules in response to political events, competition for audience share, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox Radio’s Annual Report on Form 10-K for the year ended December 31, 2006. Cox Radio assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

General

Cox Radio is a leading national radio broadcasting company whose business is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 67% of the common stock of Cox Radio and has approximately 95% of the voting power of Cox Radio.

The primary source of Cox Radio’s revenues is the sale of local and national advertising to be broadcast on its radio stations. For the three-month periods ended September 30, 2007 and 2006, respectively, approximately 70% and 71% of Cox Radio’s net revenues were generated from local advertising. For the three-month periods ended September 30, 2007 and 2006, approximately 21% of Cox Radio’s net revenues were generated from national advertising. Cox Radio’s most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

Acquisitions and Dispositions

Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by us under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past two years through October 31, 2007 are described below.

In January 2005, we paid $2 million for an option to purchase five radio stations for $60 million. In October 2006, the related agreement was amended to extend the period within which we could exercise our option to purchase the stations by approximately one month, to January 31, 2008. In consideration for granting Cox Radio an exclusive three-year option, the option agreement provided the sellers a right that was exercisable at two distinct times during the option term to provide notice requiring us to elect whether or not to purchase the stations. While these rights are called put rights under the agreement, exercise of these rights by the sellers did not obligate Cox Radio to purchase the stations. Rather, upon receiving notice from the sellers, if we elected to not purchase the stations at that time, we had to pay $5 million to the sellers. If we elect to acquire the stations at any time during the term of the agreement, any amounts previously paid by us to the sellers, including the initial $2 million payment, will be applied to the purchase price of the stations. During July 2006, the sellers exercised their first put right, and we paid the $5 million put refusal payment. Based on the facts and circumstances, we determined that the sellers’ exercise of their second put right was probable and therefore accrued the $5 million second put refusal payment at June 30, 2006. During July 2007, the sellers exercised their second put right, and we paid the second $5 million put refusal payment, thereby retaining the right, but not the obligation to purchase the stations through January 31, 2008. We currently expect to exercise our right to purchase the stations before the option expires, and we have sufficient capacity under our revolving credit facility to pay the $48 million balance of the purchase price.

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

Three months ended September 30, 2007 compared to three months ended September 30, 2006:

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$77,227	$77,939	$(712)	(0.9)%
National	24,472	25,823	(1,351)	(5.2)%
Other	10,066	8,901	1,165	13.1%

Total net revenues	$111,765	$112,663	$(898)	(0.8)%

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

Net revenues for the third quarter of 2007 were $111.8 million, down 0.8% from the third quarter of 2006. Local revenues decreased 0.9% and national revenues decreased 5.2%, each as compared to the third quarter of 2006. Other revenues increased 13.1% as compared to the third quarter of 2006, primarily due to a 19.7% increase in Internet revenues during the comparable period. Our stations in Atlanta, Birmingham and Greenville delivered revenue growth during the third quarter of 2007. The revenue growth at these stations was offset by results of our stations in Miami, Tampa, San Antonio, Jacksonville and Dayton, where net revenues were down for the quarter. Revenues in Atlanta, our largest market, were up 8.7% in the third quarter of 2007 as compared to the same period in 2006.

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$24,242	$22,011	$2,231	10.1%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services increased $2.2 million, or 10.1%, to $24.2 million. This increase was the result of $0.5 million of additional expenses related to expanded employee participation in Cox Enterprises’ defined benefit pension plan, as well as additional costs associated with programming talent and programming rights.

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$42,229	$41,925	$304	0.7%

Selling, general and administrative expenses are comprised of expenses incurred by our sales, promotion and general and administrative departments. These expenses increased $0.3 million, or 0.7% as compared to the third quarter of 2006. This increase was primarily the result of $0.7 million of additional expenses related to expanded employee participation in Cox Enterprises’ defined benefit pension plan. This increase was partially offset by a decrease in sales commissions and bonuses in the third quarter of 2007, as compared to the third quarter of 2006.

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$5,334	$5,079	$255	5.0%
Depreciation and amortization	2,741	2,716	25	0.9%
Other operating expense, net	81	18	63	*

*	Change was not statistically meaningful

Corporate general and administrative expenses increased $0.3 million, or 5.0% as compared to the third quarter of 2006. This change, as well as changes in depreciation and amortization and other operating expenses, net, were not material to our overall operating results or financial condition.

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Operating income	$37,138	$40,914	$(3,776)	(9.2)%

Operating income for the third quarter of 2007 was $37.1 million, a $3.8 million decrease from the third quarter of 2006 for the reasons discussed above.

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Interest expense	$5,044	$7,008	$(1,964)	(28.0)%

Interest expense during the third quarter of 2007 totaled $5.0 million, as compared to $7.0 million for the third quarter of 2006. This decrease was primarily attributable to lower overall outstanding debt, as well as a $0.4 million decrease in interest expense associated with the expiration of our interest rate swap in the third quarter of 2007. The average interest rate on our credit facility was 6.2% and 5.8% during the third quarter of 2007 and 2006, respectively.

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$7,487	$4,555	$2,932	64.4%
Deferred	4,882	5,397	(515)	(9.5)%

Total income tax expense	$12,369	$9,952	$2,417	24.3%

Income tax expense increased approximately $2.4 million to $12.4 million in the third quarter of 2007, as compared to the third quarter of 2006. This increase primarily related to favorable audit settlements recorded in the comparable period last year. Our overall effective tax rate was 38.0% for the third quarter of 2007 and 29.4% for the third quarter of 2006.

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Net income	$20,196	$23,951	$(3,755)	(15.7)%

Net income for the third quarter of 2007 was $20.2 million, a decrease of $3.8 million from the third quarter of 2006. This decrease was attributable to the various factors discussed above.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006:

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$233,262	$230,599	$2,663	1.2%
National	70,204	72,096	(1,892)	(2.6)%
Other	27,054	24,725	2,329	9.4%

Total net revenues	$330,520	$327,420	$3,100	0.9%

Net revenues for the first nine months of 2007 increased $3.1 million to $330.5 million, a 0.9% increase compared to the first nine months of 2006. Local revenues increased 1.2% and national revenues decreased 2.6%, each as compared to the first nine months of 2006. Other revenues increased 9.4% as compared to the first nine months of 2006, primarily due to a 23.9% increase in Internet revenues during that same period. Our stations in Atlanta, Birmingham and Greenville delivered revenue growth during the first nine months of 2007. Those increases were offset by results of our stations in Houston, San Antonio, Jacksonville and Dayton, where revenues were down for the first nine months of 2007. Revenues in Atlanta, our largest market, were up 9.2% in the first nine months of 2007 as compared to the same period in 2006.

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$69,825	$63,983	$5,842	9.1%

Cost of services increased $5.8 million, or 9.1%, to $69.8 million compared to the first nine months of 2006. This increase was the result of $1.7 million of additional expenses related to expanded employee participation in Cox Enterprises’ defined benefit pension plan, as well as additional costs associated with programming talent and programming rights.

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$132,626	$128,868	$3,758	2.9%

Selling, general and administrative expenses increased $3.8 million, or 2.9%, to $132.6 million compared to the first nine months of 2006. This increase was the result of expenses related to additional performance units and stock-based compensation awarded in the first quarter of 2007. Compensation expense for these awards is recognized as they vest. Additionally, there was a $2.6 million increase in expenses related to expanded employee participation in Cox Enterprises’ defined benefit pension plan.

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$16,043	$15,714	$329	2.1%
Depreciation and amortization	8,467	8,024	443	5.5%
Other operating expense, net	166	368	(202)	*

*	Change was not statistically meaningful

Corporate general and administrative expenses increased $0.3 million, or 2.1% as compared to the first nine months of 2006. This change, as well as changes in depreciation and amortization and other operating expenses, net, were not material to our overall operating results or financial condition.

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Operating income	$103,393	$110,463	$(7,070)	(6.4)%

Operating income for the first nine months of 2007 was $103.4 million, a $7.1 million decrease over the first nine months of 2006 for the reasons discussed above.

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Interest expense	$16,119	$19,308	$(3,189)	(16.5)%

Interest expense during the first nine months of 2007 totaled $16.1 million, as compared to $19.3 million for the first nine months of 2006. This decrease was primarily attributable to lower overall outstanding debt. The average rate on our credit facility was 6.1% during the first nine months of 2007 and 5.8% during the first nine months of 2006.

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$21,142	$16,814	$4,328	25.7%
Deferred	12,940	10,740	2,200	20.5%

Total income tax expense	$34,082	$27,554	$6,528	23.7%

Income tax expense increased approximately $6.5 million to $34.1 million in the first nine months of 2007 compared to the first nine months of 2006. This change was primarily due to benefits recorded in the prior year for favorable audit settlements and changes in state tax law, partially offset by the impact of a reduction in current period operating income. The effective tax rate for the first nine months of 2007 and 2006 was 38.7% and 30.2%, respectively.

	September 30, 2007	September 30, 2006	$ Change	% Change
	(Amounts in thousands)
Net income	$53,983	$63,602	$(9,619)	(15.1)%

Net income for the first nine months of 2007 was $54.0 million, as compared to $63.6 million for the first nine months of 2006, for the reasons discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. In comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006, net cash provided by operating activities increased $1.9 million due primarily to a decrease in working capital, partially offset by a decrease in operating income. Cox Radio expects future net cash provided by operating activities to provide sufficient funding for operations in the near term. Primary uses of liquidity include debt service, acquisitions, capital expenditures, common stock repurchases and investment in signal upgrades.

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

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Any borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a London Interbank Offered Rate (LIBOR) based rate (5.8% at September 30, 2007 and 5.6% at December 31, 2006) dependent upon Cox Radio’s credit rating. Cox Radio owed Cox Enterprises approximately $7.5 million at September 30, 2007 and Cox Enterprises owed Cox Radio approximately $2.0 million at December 31, 2006.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior secured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At September 30, 2007, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At September 30, 2007, Cox Radio had $330 million of outstanding indebtedness under the credit facility with $270 million available for borrowing. The interest rate applied to amounts due under the credit facility was 6.4% at September 30, 2007. At December 31, 2006, Cox Radio had $380 million of outstanding indebtedness under the credit facility with $220 million available for borrowing. The interest rate applied to amounts due under the facility was 6.0% at December 31, 2006. Since the interest rate under the credit facility is variable, the recorded balance of the credit facility approximates fair value. See “Quantitative and Qualitative Disclosures About Market Risk” under Part I, Item 3 of this Form 10-Q for a discussion of Cox Radio’s interest rate swap agreement.

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

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. In August 2007, Cox Radio amended this agreement to increase the guarantee to up to $6 million and to extend the expiration to June 2009. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At September 30, 2007 and December 31, 2006, the carrying value of this guarantee was $0.6 million and $0.4 million, respectively.

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

Cox Radio had one interest rate swap agreement for purposes of managing borrowing costs which expired in September 2007. Pursuant to that interest rate swap agreement, Cox Radio had exchanged its floating rate interest obligations on $25 million in notional principal amount of debt for a fixed annual interest rate of 6.4%. Concurrently with the adoption of Statement of Financial Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, Cox Radio formally designated the agreement as a cash flow hedge as discussed in Note 5 to the unaudited consolidated financial statements included in this report. The estimated fair value of the swap agreement, based on then current market rates, approximated a net payable of $0.2 million at December 31, 2006.

The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio’s borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facility and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to variable rate debt instruments. If the LIBOR borrowing rates were to increase 1% above the rates at September 30, 2007, Cox Radio’s interest expense on the revolving credit facility would increase approximately $3.3 million on an annual basis.

With respect to the interest rate swap agreement, Cox Radio estimated its fair value using available market information and valuation methodologies that Cox Radio believes to be appropriate. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimate presented herein is not necessarily indicative of the amount that Cox Radio would have realized or paid in a market exchange.

ITEM 4.	Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2007, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

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

ITEM 1A.	Risk Factors

None.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Cox Radio’s Board of Directors has authorized two share repurchase programs through which Cox Radio, from time to time, may repurchase shares of its Class A common stock in the open market or through privately negotiated transactions, with the amount and timing of repurchases to be determined by the company’s management. The original $100 million program was authorized on August 24, 2005, and final purchases under this program were made in August 2007. The second $100 million program was authorized on May 16, 2007. Repurchased shares are held in treasury, and the second program has no expiration date. Cox Radio may commence, suspend or terminate repurchases at any time, without prior notice, depending on market conditions and various other factors.

As of September 30, 2007, Cox Radio had purchased a total of approximately 8.1 million shares under the two programs for an aggregate purchase price of approximately $113.2 million, including commissions and fees, at an average price of $13.97 per share. The following table sets forth certain information concerning the repurchase of Cox Radio’s Class A common stock during the three-month period ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 to July 31, 2007	397,063	$13.82	397,063	$107.4 million
August 1, 2007 to August 31, 2007	1,324,485	$13.04	1,324,485	$90.1 million
September 1, 2007 to September 30, 2007	254,200	$13.21	254,200	$86.8 million

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Listed below are the exhibits, which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(2) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.

(3) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(4) 4.1	—	Form of Specimen Class A common stock certificate.

(5)10.1	—	Credit Agreement, dated as of July 26, 2006, by and among Cox Radio, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Lehman Brothers Inc. and Citibank, N.A., as Syndication Agents, Wachovia Capital Markets, LLC and Bank of Tokyo-Mitsubishi UFJ Trust Company, as Documentation Agents and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunners.

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(2)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(4)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(5)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Form 8-K dated July 26, 2006 and filed July 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

November 7, 2007	/s/ Neil O. Johnston
Neil O. Johnston
Vice President and Chief Financial
Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)