Form 10-K
period 2007-12-31
COX RADIO INC
filed 2008-03-07
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates (assuming that the registrant’s affiliates are its officers, directors and 10% or greater stockholders) was $468,191,933 based on the closing price on the New York Stock Exchange on such date.

There were 30,114,087 shares of Class A common stock outstanding as of January 31, 2008.

There were 58,733,016 shares of Class B common stock outstanding as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 Annual Report to Shareholders and the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III.

COX RADIO, INC.

2007 FORM 10-K ANNUAL REPORT

Preliminary Notes

This annual report on Form 10-K is for the year ended December 31, 2007. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission (SEC) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Industry and market data used throughout this annual report is based on independent industry and government publications, reports by market research firms and other published independent sources. Some data also is based on our good faith estimates, which are derived from our review of internal surveys and independent sources.

PART I

ITEM 1.	Business

We are one of the largest radio broadcasting companies in the United States and our business constitutes one reportable segment for accounting purposes. Upon consummation of all announced transactions, we will own, operate or provide sales and other services for 86 radio stations (71 FM and 15 AM) clustered in 19 markets. We will operate three or more stations in 16 of our 19 markets and offer a wide range of programming formats in geographically diverse markets across the United States.

We are an indirect majority-owned subsidiary of Cox Enterprises, Inc., which indirectly owns approximately 69% of our common stock and has approximately 95% of the voting power of Cox Radio. There are two classes of common stock outstanding, Class A common stock, par value $0.33 per share, which is entitled to one vote per share, and Class B common stock, par value $0.33 per share, which is entitled to ten votes per share. Cox Enterprises’ wholly-owned subsidiary, Cox Broadcasting, Inc., owns 100% of our outstanding Class B common stock.

Cox Enterprises, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest media companies in the United States. Our business was operated as part of Cox Enterprises prior to our initial public offering in September 1996, at which time Cox Enterprises transferred all of its U.S. radio operations to us. As part of Cox Enterprises, we were a pioneer in radio broadcasting, building our first station in 1934, acquiring our flagship station, WSB-AM (Atlanta), in 1939, and launching our first FM station, WSB-FM (Atlanta), in 1948.

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

Acquisitions and Dispositions

We account for all acquisitions using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by us during the past three years are summarized below.

In September 2006, we acquired WOKV-FM (formerly WBGB-FM), which serves the Jacksonville, Florida market, for a purchase price of approximately $7.7 million.

In January 2005, we acquired an option to purchase five radio stations serving the Athens, Georgia market, and in October 2006, the related agreement was amended to extend the period within which we could exercise our option to purchase the stations by approximately one month, to January 31, 2008. In January 2008, we exercised this option, and in February 2008, we entered into a definitive asset purchase agreement to acquire the original five radio stations subject to the option and an additional station in Washington, Georgia. The aggregate $60 million purchase price for the stations is reduced by the $12 million we previously paid to the sellers and is subject to other customary closing adjustments. See Note 4 to the Consolidated Financial Statements for more information about our previous payments to the sellers. Pending regulatory approvals, we expect to close the acquisition in the second quarter of 2008.

The following table sets forth selected information concerning the six radio stations we have agreed to acquire, including the format, frequency, Federal Communications Commission (FCC) license expiration date, FCC license classification, antenna height above average terrain and power:

Station Call Letters	Format	Frequency	Expiration Date of License	Class	Height Above Average Terrain	Power
WNGC-FM	Country	106.1 MHz	4/1/12	C1	299 m	100 kw
WGMG-FM	Adult Contemporary	102.1 MHz	4/1/12	C3	100 m	10 kw
WPUP-FM	Rock	103.7 MHz	4/1/12	C3	100 m	25 kw
WRFC-AM	Sports Radio	960 KHz	4/1/12	B	N.A. (1)	5 kw day/night
WGAU-AM	News/Talk	1340 KHz	4/1/12	C	N.A. (1)	1 kw day/night
WXKT-FM (2)	Country	100.1 MHz	4/1/12	A	90.2 m	5 kw

(1)	Height above average terrain not applicable to AM stations.
(2)	WXKT-FM is currently located in Washington, Georgia and is in the process of relocation to the Athens market.

Radio Stations

The following table summarizes certain information relating to radio stations we own or operate:

Market (1) and Station Call Letters	Format	Target Demographic Group	Audience Share in Target Demographic Group	Rank in Target Demographic Group	Demographic Group (Adults 25-54)
					Audience Share	Rank
Atlanta
WSB-AM	News/Talk	Adults 25-54	6.6	2	6.6	2
WALR-FM	Urban Adult Contemporary	Adults 25-54	6.4	3	6.4	3
WSB-FM	Adult Contemporary	Women 25-54	6.6	3	4.9	4
WBTS-FM	Rhythmic Contemporary Hit Radio	Adults 18-34	5.5	4	2.2	17
WSRV-FM	Classic Hits	Men 25-54	5.3	4	4.6	5

Birmingham
WBHJ-FM	Hip Hop	Adults 18-34	18.3	1	7.2	3
WBHK-FM	R&B/Soul	Adults 25-54	13.7	1	13.7	1
WZZK-FM	Country	Adults 25-54	8.2	2	8.2	2
WBPT-FM	Classic Hits	Adults 25-54	5.2	5	5.2	5
WAGG-AM	Gospel	Adults 35-54	3.6	10	2.8	12
WPSB-AM	Spanish	Adults 25-54	—(2)	—(2)	—(2)	—(2)
WNCB-FM	New Country	Adults 18-34	1.9	13	1.7	16

Dayton
WHKO-FM	Country	Adults 25-54	9.0	2	9.0	2
WHIO-AM	News/Talk	Adults 35-54	3.5	8	3.2	8
WHIO-FM	News/Talk	Adults 35-54	—(3)	—(3)	—(3)	—(3)
WZLR-FM	Classic Hits	Adults 25-54	2.5	11	2.5	11

Greenville
WJMZ-FM	Urban	Adults 25-54	9.8	1	9.8	1
WHZT-FM	Rhythmic Contemporary Hit Radio	Adults 18-34	9.7	2	3.9	10

Honolulu
KRTR-FM	Adult Contemporary	Women 25-54	11.3	2	8.9	2
KCCN-FM	Hawaiian Contemporary Hit Radio	Adults 18-34	9.1	4	6.0	3
KPHW-FM	Rhythmic Contemporary Hit Radio	Women 18-34	8.8	3	3.8	12
KINE-FM	Hawaiian Adult Contemporary	Adults 25-54	5.1	5	5.1	5
KRTR-AM	Soft Adult Contemporary	Adults 25-54	0.4	29	0.4	29
KKNE-AM	Traditional Hawaiian	Adults 45+	0.8	23	0.2	33

Houston
KHTC-FM	Classic Hits	Adults 35-54	4.5	5	3.4	11
KKBQ-FM	Country	Adults 25-54	3.6	10	3.6	10
KTHT-FM	Country Legends	Adults 35-54	2.1	19	1.8	22
KHPT-FM	80’s	Adults 25-44	3.2	12	3.3	12

Jacksonville
WFYV-FM	Classic Rock	Men 25-54	6.0	6	4.3	9
WOKV-AM	News/Talk	Adults 35-54	6.2	5	5.0	7
WOKV-FM	News/Talk	Adults 35-54	—(4)	—(4)	—(4)	—(4)
WAPE-FM	Contemporary Hit Radio	Women 18-34	9.8	3	4.4	8
WMXQ-FM	80’s	Adults 25-49	3.4	13	3.3	13
WJGL-FM	Classic Hits	Adults 35-54	7.2	3	6.4	4

Long Island
WBLI-FM	Contemporary Hit Radio	Women 18-34	10.1	2	4.7	3
WBAB-FM	Mainstream Rock	Men 25-54	7.3	1	5.8	2
WHFM-FM	Mainstream Rock	Men 25-54	—(5)	—(5)	—(5)	—(5)

Louisville
WVEZ-FM	Adult Contemporary	Women 25-54	9.7	2	6.3	3
WSFR-FM	Classic Rock	Men 25-54	6.7	5	5.4	5
WRKA-FM	Oldies	Adults 35-54	3.7	9	2.9	13
WPTI-FM	New Country	Adults 25-44	4.4	7	3.7	11

Market (1) and Station Call Letters	Format	Target Demographic Group	Audience Share in Target Demographic Group	Rank in Target Demographic Group	Demographic Group (Adults 25-54)
					Audience Share	Rank
Miami
WHQT-FM	Urban Adult Contemporary	Adults 25-54	6.1	2	6.1	2
WEDR-FM	Urban Contemporary	Adults 18-34	9.0	2	4.0	7
WFLC-FM	Hot Adult Contemporary	Women 25-54	5.8	4	5.0	3
WHDR-FM	Active Rock	Men 18-34	6.4	3	2.4	17

Orlando
WCFB-FM	Urban Adult Contemporary	Adults 25-54	7.0	1	7.0	1
WPYO-FM	Rhythmic Contemporary Hit Radio	Adults 18-34	10.1	1	3.8	13
WDBO-AM	News/Talk	Adults 35-54	4.2	10	3.4	16
WHTQ-FM	Classic Rock	Men 35-54	5.9	3	4.0	11
WWKA-FM	Country	Adults 25-54	4.2	7	4.2	7
WMMO-FM	Rock Adult Contemporary	Adults 25-54	5.8	2	5.8	2

Richmond
WKLR-FM	Classic Rock	Men 25-54	5.6	5	4.1	11
WKHK-FM	Country	Adults 25-54	6.0	5	6.0	5
WMXB-FM	Adult Contemporary	Women 25-54	4.1	10	3.3	12
WDYL-FM	New Rock Alternative	Men 18-34	4.8	6	1.1	18

San Antonio
KONO-FM	Greatest Hits	Adults 35-54	7.0	1	5.4	3
KONO-AM	Greatest Hits	Adults 35-54	—(6)	—(6)	—(6)	—(6)
KISS-FM	Active Rock	Men 18-49	11.2	1	5.9	2
KSMG-FM	Hot Adult Contemporary	Women 25-54	4.4	9	3.3	15
KCYY-FM	Country	Adults 25-54	5.1	4	5.1	4
KPWT-FM	Rhythmic Contemporary Hit Radio	Adults 18-34	4.3	7	1.9	18
KKYX-AM	Country Legends	Adults 35-64	1.1	22	0.7	26

Southern Connecticut
Bridgeport/Fairfield County
WEZN-FM	Adult Contemporary	Women 25-54	14.3	2	11.0	2

New Haven
WPLR-FM	Classic Rock	Men 25-54	15.8	1	11.4	1
WYBC-FM (7)	Urban Adult Contemporary	Adults 25-54	5.5	5	5.5	5

Stamford-Norwalk
WCTZ-FM	Adult Contemporary	Adults 25-54	2.8	9	2.8	9
WFOX-FM	Classic Rock	Adults 25-54	5.0	2	5.0	2
WSTC-AM	News/Talk	Adults 35-54	1.4	22	1.2	27
WNLK-AM	News/Talk	Adults 35-54	—(8)	—(8)	—(8)	—(8)

Tampa
WWRM-FM	Adult Contemporary	Women 25-54	6.6	3	4.2	7
WDUV-FM	Soft Adult Contemporary	Adults 35-64	7.5	1	4.1	8
WXGL-FM	Classic Hits	Adults 35-54	5.4	3	4.4	5
WSUN-FM	Alternative Rock	Men 18-34	6.2	3	2.9	17
WPOI-FM	80’s	Adults 25-54	4.1	8	4.1	8
WHPT-FM	Classic Rock	Men 25-44	4.3	8	3.6	13

Tulsa
KKCM-FM	Christian Contemporary	Women 25-54	4.2	8	3.6	9
KWEN-FM	Country	Adults 25-54	8.2	2	8.2	2
KJSR-FM	Classic Rock	Adults 35-54	5.6	5	5.4	5
KRMG-AM	News/Talk	Adults 35-54	5.0	7	4.4	7
KRAV-FM	Adult Contemporary	Women 25-54	8.1	2	5.6	3

Source: Arbitron Market Reports four-book average for Winter 2007, Spring 2007, Summer 2007 and Fall 2007.

(1)	Metropolitan market served; city of license may differ.
(2)	The station format was recently changed; therefore, the station’s audience share and rank information for 2007 are not meaningful.
(3)	Audience share and audience rank information for WHIO-AM and WHIO-FM are combined because the stations are simulcast.
(4)	Audience share and audience rank information for WOKV-AM and WOKV-FM are combined because the stations are simulcast.
(5)	Audience share and audience rank information for WBAB-FM and WHFM-FM are combined because the stations are simulcast.
(6)	Audience share and audience rank information for KONO-FM and KONO-AM are combined because the stations are simulcast.
(7)	Station operated by us under a joint sales agreement (JSA).
(8)	Audience share and audience rank information for WSTC-AM and WNLK-AM are combined because the stations are simulcast.

Operating Strategy

The following is a description of the key elements of our operating strategy:

Clustering of Stations. We operate our stations in clusters to:

•	enhance net revenue growth by increasing the appeal of our stations to advertisers and enabling our stations to compete more effectively with other forms of advertising; and

•	achieve operating efficiencies by consolidating broadcast facilities, eliminating duplicative positions in management and production and reducing overhead expenses.

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

Customer-Focused Selling Strategy for Advertising. We have implemented a unique, customer-focused approach to selling advertising. Our sales personnel are trained to approach each advertiser with a view towards solving the marketing needs of the customer. In this regard, our sales staff consults with customers, attempts to understand their business goals and offers comprehensive marketing solutions, including the use of radio advertising. Instead of merely selling station advertising time, sales personnel are encouraged to develop innovative marketing strategies for the station’s advertising customers.

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

Market Selection Considerations. Our acquisition strategy has been focused on clustering stations in our existing markets and making opportunistic acquisitions in additional markets in which we believe that we can achieve a leading position in terms of audience and revenue share in a cost-effective manner. Management believes that it has the financial resources and expertise to continue to pursue its acquisition strategy when appropriate opportunities arise. Certain future acquisitions may be limited by the multiple and cross-ownership rules of the FCC. See “Federal Regulation of Radio Broadcasting — General Ownership Matters.”

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

According to the Radio Advertising Bureau’s Radio Marketing Guide and Fact Book for Advertisers, 2007 Edition, radio reaches approximately 93% of all consumers over the age of 12 every week and 72% of persons over the age of 12 turn on their radios every day. The average listener over the age of 12 spends an average of nearly 19 hours per week listening to radio. Most radio listening occurs during the morning and evening hours, and as a result, radio advertising sold during these “drive time” periods achieves premium advertising rates. Each week from 6 a.m. to 10 a.m. radio reaches 80% of persons 12 and older. This is especially appealing to advertisers as Americans increasingly spend more time each day in their car during their morning commute.

Radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, adult contemporary, rock or news/talk. A station’s format and style of presentation enables it to target certain demographics. By capturing a specific share of a market’s radio listening audience, with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations utilize data published by audience measuring services, such as Arbitron, to estimate how many people within particular geographical markets and demographics listen to specific stations.

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

Competition

The radio broadcasting industry is a highly competitive business. We currently are one of the largest radio broadcasting companies in the United States based on revenues. The success of each of our stations depends largely upon its audience ratings and its share of the overall advertising revenue within the particular market. Our stations compete for listeners directly with other radio stations in their respective markets, primarily on the basis of program content that appeals to a target demographic group. Within our markets, we compete with stations owned or operated by other radio broadcasting companies, and we believe our principal competitors include, but are not limited to, Clear Channel Communications, Inc., CBS Radio, Citadel Broadcasting, Radio One, Inc., Univision and Cumulus Media Partners, Inc. By building a strong listener base consisting of a specific demographic in each of our markets, we are able to attract advertisers seeking to reach those listeners. Our stations compete for advertising revenue directly with other radio stations and with other electronic, broadcast and print media within their respective markets.

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

Potential advertisers can substitute advertising on radio stations with advertising through:

•	broadcast television;

•	cable television;

•	direct broadcast satellite television;

•	daily, weekly and free-distribution newspapers;

•	other print media;

•	direct mail; and

•	other Internet media.

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

Radio broadcast licensees are required to file applications to have their licenses renewed by the FCC. The FCC reviews at the same time all stations licensed to serve communities in a particular state. Historically, our FCC licenses have generally been renewed, and since we became a public company in 1996, the FCC has not denied any of our license renewal applications. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect.

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

The license renewal application for WBLI-FM in Long Island, filed in February 2006, remains pending due to further review by the FCC’s staff. The license renewal applications for WSRV-FM in Atlanta, filed in December 2003, and WHKO-FM and WHIO-AM in Dayton, filed in June 2004, remain pending due to the application by the FCC of its pre-December 2007 newspaper/broadcast cross-ownership rule while it reconsidered its cross-ownership limits. For further discussion of the FCC’s cross-ownership limits, see “Cross-Ownership Limits” below. Specifically, for WHKO-FM and WHIO-AM, our indirect parent company, Cox Enterprises, acquired ownership interests in two Ohio daily newspapers during the stations’ prior license terms. While these ownership interests would have been permissible under a cross-ownership rule adopted by the FCC in 2003, the courts directed the FCC to reconsider this rule. In December 2007, the FCC, retreating from its 2003 rule, adopted a rule presuming that newspaper/broadcast cross-ownership is permissible only in very limited circumstances. We will, therefore, revise our petitions for waiver of the cross-ownership limits currently on file with the FCC. Similarly, when we purchased WSRV-FM, we requested and received a temporary waiver of the newspaper/broadcast cross-ownership rule, due to the newspaper interests in the Atlanta area held by Cox Enterprises. We subsequently submitted a revised ownership showing to the FCC under which WSRV-FM would not be subject to the cross-ownership restriction, but the FCC has not acted on that submission. In the alternative, in light of the FCC’s December 2007 decision, we will also revise our request for a waiver of the newspaper/broadcast cross-ownership rule. We cannot predict how the FCC will respond to our revised petitions for waiver.

The FCC classifies each FM and AM station. The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C.

An AM station operates on a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as Class A stations, which operate on an unlimited time basis and are designed to render primary and secondary service over an extended area; Class B stations, which operate on an unlimited time basis and are designed to render service over a primary service area; or Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class

D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which Class C AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous thereto.

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

Market (1) and Station Call Letters	Frequency	Expiration Date of License	Class	Height Above Average Terrain	Power
Atlanta
WSB-AM	750 KHz	4/1/12	A	N.A.(2)	50 kw
WALR-FM	104.1 MHz	4/1/12	C0	371 m	100 kw
WSB-FM	98.5 MHz	4/1/12	C0	313 m	100 kw
WBTS-FM	95.5 MHz	4/1/12	C1	432 m	40 kw
WSRV-FM (3)	97.1 MHz	4/1/04	C	483 m	100 kw

Birmingham
WBHJ-FM	95.7 MHz	4/1/12	C2	306 m	12 kw
WBHK-FM	98.7 MHz	4/1/12	C1	408 m	39 kw
WZZK-FM	104.7 MHz	4/1/12	C0	404 m	100 kw
WBPT-FM	106.9 MHz	4/1/12	C0	404 m	100 kw
WAGG-AM	610 KHz	4/1/12	B	N.A.(2)	5 kw day
1 kw night
WPSB-AM	1320 KHz	4/1/12	D	N.A.(2)	5 kw day
0.111 kw night
WNCB-FM	97.3 MHz	4/1/12	C2	404 m	6.4 kw

Dayton
WHKO-FM (3)	99.1 MHz	10/1/04	B	325 m	50 kw
WHIO-AM (3)	1290 KHz	10/1/04	B	N.A.(2)	5 kw
WHIO-FM	95.7 MHz	10/1/12	B	145 m	50 kw
WZLR-FM	95.3 MHz	10/1/12	A	98 m	6 kw

Greenville-Spartanburg
WJMZ-FM	107.3 MHz	12/1/11	C	308 m	100 kw
WHZT-FM	98.1 MHz	12/1/11	C0	304 m	100 kw

Honolulu
KRTR-FM	96.3 MHz	2/1/14	C	645 m	75 kw
KCCN-FM	100.3 MHz	2/1/14	C	599 m	100 kw
KPHW-FM	104.3 MHz	2/1/14	C	645 m	75 kw
KINE-FM	105.1 MHz	2/1/14	C	599 m	100 kw
KRTR-AM	650 KHz	2/1/14	B	N.A.(2)	10 kw
KKNE-AM	940 KHz	2/1/14	B	N.A.(2)	10 kw

Houston
KHTC-FM	107.5 MHz	8/1/13	C	601 m	98 kw
KKBQ-FM	92.9 MHz	8/1/13	C	585 m	100 kw
KTHT-FM	97.1 MHz	8/1/13	C	563 m	100 kw
KHPT-FM	106.9 MHz	8/1/13	C	579 m	100 kw

Jacksonville
WFYV-FM	104.5 MHz	2/1/12	C	309 m	100 kw
WOKV-AM	690 KHz	2/1/12	B	N.A.(2)	50 kw day
25 kw night
WOKV-FM	106.5 MHz	2/1/12	A	100 m	6 kw
WAPE-FM	95.1 MHz	2/1/12	C	300 m	100 kw
WMXQ-FM	102.9 MHz	2/1/12	C	309 m	100 kw
WJGL-FM	96.9 MHz	2/1/12	C	309 m	100 kw

Long Island
WBLI-FM (3)	106.1 MHz	6/1/06	B	152 m	49 kw
WBAB-FM	102.3 MHz	6/1/14	A	82 m	6 kw
WHFM-FM	95.3 MHz	6/1/14	A	108 m	5 kw

Louisville
WVEZ-FM	106.9 MHz	8/1/12	B	204 m	24.5 kw
WSFR-FM	107.7 MHz	8/1/12	B1	173 m	8.2 kw
WRKA-FM	103.1 MHz	8/1/12	A	95 m	6 kw

Market (1) and Station Call Letters	Frequency	Expiration Date of License	Class	Height Above Average Terrain	Power
WPTI-FM	103.9 MHz	8/1/12	A	149 m	1.35 kw

Miami
WHQT-FM	105.1 MHz	2/1/12	C0	307 m	100 kw
WEDR-FM	99.1 MHz	2/1/12	C1	280 m	100 kw
WFLC-FM	97.3 MHz	2/1/12	C	307 m	100 kw
WHDR-FM	93.1 MHz	2/1/12	C0	307 m	100 kw

Orlando
WCFB-FM	94.5 MHz	2/1/12	C	451 m	100 kw
WPYO-FM	95.3 MHz	2/1/12	C3	144 m	12 kw
WDBO-AM	580 KHz	2/1/12	B	N.A.(2)	5 kw
WHTQ-FM	96.5 MHz	2/1/12	C	454 m	100 kw
WWKA-FM	92.3 MHz	2/1/12	C	454 m	100 kw
WMMO-FM	98.9 MHz	2/1/12	C2	159 m	44 kw

Richmond
WKLR-FM	96.5 MHz	10/1/11	B	138 m	50 kw
WKHK-FM	95.3 MHz	10/1/11	B	156 m	47 kw
WMXB-FM	103.7 MHz	10/1/11	B	256 m	20 kw
WDYL-FM	101.1 MHz	10/1/11	A	112 m	4 kw

San Antonio
KONO-FM	101.1 MHz	8/1/13	C1	302 m	98 kw
KONO-AM	860 KHz	8/1/13	B	N.A.(2)	5 kw day
0.9 kw night
KISS-FM	99.5 MHz	8/1/13	C	453 m	100 kw
KSMG-FM	105.3 MHz	8/1/13	C	453 m	100 kw
KCYY-FM	100.3 MHz	8/1/13	C0	300 m	100 kw
KPWT-FM	106.7 MHz	8/1/13	C0	310 m	100 kw
KKYX-AM	680 KHz	8/1/13	B	N.A.(2)	50 kw day
10 kw night

Southern Connecticut
Bridgeport
WEZN-FM	99.9 MHz	4/1/14	B	204 m	27.5 kw

New Haven
WPLR-FM	99.1 MHz	4/1/14	B	276 m	15 kw
WYBC-FM (4)	94.3 MHz	4/1/14	A	144 m	3 kw

Stamford-Norwalk
WCTZ-FM	96.7 MHz	4/1/14	A	100 m	3 kw
WFOX-FM	95.9 MHz	4/1/14	A	91 m	3 kw
WSTC-AM	1400 KHz	4/1/14	C	N.A.(2)	0.78 kw
WNLK-AM	1350 KHz	4/1/14	B	N.A.(2)	1 kw day
0.5 kw night

Tampa
WWRM-FM	94.9 MHz	2/1/12	C	470 m	100 kw
WDUV-FM	105.5 MHz	2/1/12	C1	410 m	46 kw
WXGL-FM	107.3 MHz	2/1/12	C1	182 m	100 kw
WSUN-FM	97.1 MHz	2/1/12	C2	224 m	11.5 kw
WPOI-FM	101.5 MHz	2/1/12	C	470 m	100 kw
WHPT-FM	102.5 MHz	2/1/12	C	503 m	100 kw

Tulsa
KKCM-FM	102.3 MHz	6/1/13	C2	150 m	50 kw
KWEN-FM	95.5 MHz	6/1/13	C	405 m	100 kw
KJSR-FM	103.3 MHz	6/1/13	C	390 m	100 kw
KRMG-AM	740 KHz	6/1/13	B	N.A.(2)	50 kw day
25 kw night
KRAV-FM	96.5 MHz	6/1/13	C	405 m	100 kw

(1)	Metropolitan market served; city of license may differ.
(2)	Height above average terrain not applicable to AM stations.
(3)	A timely-filed license renewal application is pending at the FCC.
(4)	We provide sales and other services to this station pursuant to a JSA.

General Ownership Matters

The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. To obtain the FCC’s prior consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. Depending on whether the application involves the assignment of the license or a “substantial change” in ownership or control of the licensee (e.g., the transfer of more than 50% of the voting stock of the licensee), the application may be required to go on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including interest groups and members of the public. When reviewing an assignment or transfer of control application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of control to any party other than the assignee or transferee specified in the application.

The FCC’s multiple ownership rules limit the permissible acquisitions and investments we may make. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of the corporations’ officers and directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable.

In December 2000, the FCC eliminated its longstanding rule which provided that a minority stock interest in a corporation would not be deemed attributable if there were a single holder of more than 50% of the outstanding voting power of the corporation. The United States Court of Appeals for the District of Columbia Circuit subsequently reversed a similar rule change the FCC had adopted with respect to the ownership of cable systems. The FCC then suspended elimination of the exemption as it applies to the ownership of broadcast stations and has commenced a rulemaking to evaluate further whether to retain the exemption. This proceeding remains pending.

The FCC treats all partnership interests as attributable, except for those limited partnership interests that are “insulated” by the terms of the limited partnership agreement from “material involvement” in the media-related activities of the partnership. The FCC applies the same attribution and insulation standards to limited liability companies and other new business forms.

The FCC treats as attributable a party’s equity and debt interests in a station licensee if, when combined, such interests exceed 33% of the value of such station licensee’s total assets and if the party holding the interests either (a) supplies more than 15% of the station’s total weekly programming (whether or not through a local marketing agreement (LMA)) or (b) has an attributable interest in another media entity in the same market. Equity and debt interests in small businesses that qualify under FCC rules as “eligible entities” may be subject to thresholds higher than the 33% limit before those interests become attributable. Under these rules, all non-conforming interests acquired before November 7, 1996 (other than LMAs) are permanently grandfathered and thus do not constitute attributable ownership interests.

The Communications Act prohibits the holding of broadcast licenses by any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens, a foreign government, any corporation organized under the laws of a foreign country, or their representatives, or the holding of a broadcast license by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by such foreign persons, governments, entities or representatives, unless the FCC finds that the public interest would be served by granting a license under such circumstances. The FCC generally has declined to permit the control of broadcast licenses by corporations with foreign ownership or voting rights in excess of the 25% benchmark.

Local Marketing Agreements and Joint Sales Agreements

A significant number of radio broadcast licensees, including us, have entered into LMAs or JSAs. Under a typical LMA, separately-owned and licensed radio stations serving a common geographic area agree to function cooperatively in terms of programming, advertising sales and various administrative duties, subject to the licensee of each station maintaining independent control over the programming and station operations of its own station and compliance with other requirements of the FCC’s rules and policies as well as the antitrust laws. The LMA concept is referred to in the FCC rules as “time brokerage” under which a licensee of a station is permitted to sell the right to broadcast blocks of time on its station to an entity or entities which program the blocks of time and sell their own commercial advertising announcements for their own account during the time periods in question. The FCC’s multiple ownership rules specifically permit radio stations to enter into and implement LMAs so long as the licensee of the station which is being programmed under the LMA maintains complete control over the operations of its station and assures compliance with applicable FCC requirements. A party programming more than 15% of a radio station’s total weekly programming pursuant to an LMA is considered to have an attributable ownership interest in that station if such party also owns another radio station in the same market.

Under a typical JSA, two separately owned radio stations serving a common service area agree to function cooperatively in terms of advertising sales only. Under such an arrangement, one station sells for its own account advertising on another station, but does not provide any programming for the other station. The licensee of the station whose advertising time is brokered must maintain complete control over the operations of such station. A party brokering the sale of more than 15% of a station’s advertising time per week pursuant to a JSA is considered to have an attributable ownership interest in that station.

FCC Media Ownership Limits

The FCC’s rules on media ownership limit the number of media properties in which one entity can have an attributable ownership interest. In 2003, the FCC adopted several new media ownership rules. Numerous parties appealed various aspects of the 2003 rules, and the courts affirmed some of the rules and remanded others to the FCC for further consideration. In December 2007, the FCC determined to make no further changes to its media ownership rules except for a revision to the newspaper/broadcast cross-ownership rule, a decision parties have again challenged in court. For more details, see “Newspaper/Broadcast Cross-Ownership Rule” below.

Expansion of our broadcast operations on both a local and national level will continue to be subject to the FCC’s ownership rules and any changes that ultimately may be adopted to such rules. Any relaxation of the ownership rules may increase the level of competition to the extent that our competitors may have greater resources and thereby may be in a superior position to take advantage of such changes. Any restriction may also have an effect on us and our investors.

Local Radio Limits and Radio Market Concentration Issues

The FCC’s 2003 rules on local radio limit the number of radio stations overall and the number of radio stations in a broadcast service (AM or FM) that a single party may own in a local market. In determining the size of a market, the rules consider both commercial and non-commercial stations and use an Arbitron-based definition of a local radio market. Our ownership groupings in Orlando and Tampa exceed the FCC’s ownership limits by one FM station in each market. While pre-2003 non-compliant ownership groupings, such as our groupings in Orlando and Tampa, can be retained by their owners, such groupings cannot be sold intact to third parties unless (a) the third party is a small business that qualifies under FCC rules as an “eligible entity” or (b) the third party assigns the excess stations to an eligible entity, or to an irrevocable divestiture trust that will assign the excess stations to an eligible entity, within 12 months after a sale. There currently are no rules limiting the number of radio stations that may be owned or controlled by one entity nationally.

The local radio multiple ownership rule limits the number of radio stations that one entity may own in a local geographic market. These limits are as follows:

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

Radio/Television Cross-Ownership Rule. The FCC’s radio/television cross-ownership rule permits the common ownership or control of more than one radio station, whether AM, FM or both, and one or more television stations in the same market based on the number of independently owned media voices in the local market.

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

Newspaper/Broadcast Cross-Ownership Rule. Prior to December 2007, FCC rules completely prohibited the common ownership of a radio or television broadcast station and a daily newspaper in the same market. The FCC has granted only four permanent waivers of the newspaper/broadcast cross-ownership rule and only in circumstances in which the effect of applying the rule would have been “unduly harsh.”

In 2003, the FCC adopted a unified cross-ownership rule where cross-ownership of newspapers, radio and television stations was permitted in large markets, prohibited in small markets and limited in mid-sized markets. While the courts approved the FCC’s elimination of the blanket newspaper/broadcast cross-ownership ban, the courts remanded the rule to the FCC, saying the FCC needed further support for the rule’s specific limits. In its December 2007 decision, the FCC retreated from its 2003 proposal, presumptively allowing newspaper/broadcast cross-ownership only when:

•	the market at issue is one of the 20 largest Nielsen Designated Market Areas (DMAs);

•	the combination involves only one major daily newspaper and only one radio or television station;

•

if the transaction involves a television station, at least eight independently owned and operating major newspapers and/or full-power television stations would remain in the DMA following the transaction; and

•	if the transaction involves a television station, the station is not among the top four ranked stations in the DMA.

The FCC may also permit cross-ownership if either the newspaper or the broadcast station is deemed “failed” or “failing” under FCC standards or if the proposed transaction would result in a new source of local news.

All other newspaper/broadcast combinations are presumed not to be in the public interest, a presumption that can be overcome if the parties can demonstrate that post-merger, the merged entity will increase the diversity of independent news outlets and increase competition among independent news sources in the relevant market. In making its determination, the FCC will look at four factors: (i) the level of concentration in the DMA; (ii) a showing that the combined entity will significantly increase the amount of local news in the market; (iii) a showing that the newspaper and the broadcast outlet each will continue to employ its own news and editorial staff and that each will exercise its own independent news judgment; and (iv) the financial condition of the newspaper or broadcast station, including whether the newspaper or broadcast station is in financial distress and if so, whether the proposed owner commits to invest significantly in newsroom operations. The FCC has not stated that all four factors must be met for a party to overcome the FCC’s negative presumption.

Cox Enterprises has attributable ownership interests in daily newspapers located in:

•	Grand Junction, Colorado;

•	West Palm Beach, Florida;

•	Atlanta, Georgia;

•	Greenville, Rocky Mount and Elizabeth City, North Carolina;

•	Dayton, Hamilton, Middletown and Springfield, Ohio; and

•	Austin, Longview, Lufkin, Waco, Nacogdoches and Marshall, Texas.

Cox Enterprises also has a non-attributable ownership interest in a daily newspaper located in Daytona Beach, Florida.

While some of the Cox newspaper/broadcast combinations in Dayton and Atlanta are permitted as “grandfathered” combinations, the license renewal applications for WSRV-FM in Atlanta, filed in December 2003, and WHKO-FM and WHIO-AM in Dayton, filed in June 2004, remained pending while the FCC reconsidered its cross-ownership limits. For more details, see “License Renewal” above. Our ownership of WALR-FM in Atlanta was granted a temporary waiver by the FCC, conditioned on the ultimate outcome of challenges to the FCC’s media ownership rules. We will revise our pending waiver requests for WSRV-FM, WHKO-FM, WHIO-AM and file a waiver request for WALR-FM using the FCC’s four factor guidelines set forth above. We cannot predict how the FCC will respond to our revised petitions for waiver.

Digital Audio Broadcasting

The FCC recently adopted new rules to facilitate the development of In-band On-channel (IBOC) digital audio broadcasting, or digital radio. The FCC previously had authorized IBOC operations under interim rules to permit AM and FM stations to transmit analog and digital signals simultaneously using a single channel. The FCC’s new rules permit AM and FM stations to commence digital operation on a voluntary basis upon notification to the FCC. Radio stations that provide IBOC service must provide at least one free digital over-the-air broadcast stream, which may be a simulcast of the station’s analog signal. A broadcaster may then offer as many additional digital streams as are feasible, without additional authority from the FCC, and may offer datacasting so long as doing so does not derogate the free digital audio stream. The FCC will allow IBOC subscription services if a broadcaster first obtains an experimental license. The new rules allow time brokerage arrangements for the digital audio stream, with the proviso that they will constitute attributable media interests of the broker under the same standards that apply to time brokerage agreements on the analog broadcast signal. AM stations authorized to broadcast at night also may transmit a digital IBOC signal at night. The FCC has issued a notice of proposed rule making to seek comment on the public interest obligations of digital audio radio broadcasters and to consider rules for subscription services. Twenty-seven of our stations in ten markets provide IBOC service.

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

Employees

As of December 31, 2007, we employed 1,391 full-time and 642 part-time employees. We believe relations with our employees are satisfactory, and there are no collective bargaining agreements in effect for our employees.

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

Available Information

Our Internet address is www.coxradio.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amended periodic reports are available free of charge through our Internet web site. Further, a copy of this Annual Report on Form 10-K is located at the Securities and Exchange Commission’s Public Reference Rooms at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

The following factors could have a material and adverse impact on our business:

A significant portion of our revenue has historically been derived from our operations in the Atlanta market.

A significant portion of our business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 25%, 23% and 23% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of competition from new technologies and services. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various new media technologies and services are being developed or introduced, including:

•	satellite-delivered digital audio radio service, which offers subscriber-based satellite radio services with numerous niche formats;

•	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

•	IBOC digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low-power FM radio, which could result in additional FM radio broadcast outlets.

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

In June 2003, the FCC adopted several new media ownership rules (see generally “Federal Regulation of Radio Broadcasting” and “FCC Media Ownership Limits” in Item 1. Business). Numerous parties appealed various aspects of the new rules and the courts affirmed some of the new rules and remanded others to the FCC for further consideration. In December 2007, the FCC determined to make no further changes to its media ownership rules except for a revision to the newspaper/broadcast cross-ownership rule, a decision that parties have again challenged in court. We cannot predict what effect, if any, FCC media ownership rules, as ultimately adopted, may have on our ability or the ability of our competitors to acquire additional radio stations or on our ability to continue to hold the radio stations we currently own.

The FCC has increased enforcement of its indecency rules against the broadcast industry.

The FCC has enhanced its enforcement efforts relating to the regulation of indecency and has threatened to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation. In 2006, Congress dramatically increased the penalties for broadcasting indecent programming and potentially subjects broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, has encouraged third parties to oppose broadcaster license renewal applications and applications for consent to acquire broadcast stations.

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

Cox Enterprises, through wholly owned subsidiaries, owns approximately 69% of our outstanding common stock and has approximately 95% of the voting power of Cox Radio. Accordingly, Cox Enterprises has sufficient voting power to elect all the members of our board of directors and effect transactions without the approval of our public stockholders, except for those limited transactions that require a separate class vote. The interests of Cox Enterprises, other subsidiaries of which operate businesses in other industries, including television broadcasting, broadband communications, auto auctions, Internet content development, newspapers and other print publications may from time to time diverge from our interests.

In addition, from time to time, we enter into transactions with Cox Enterprises or its affiliates. For a summary of certain material transactions with Cox Enterprises, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Transactions with Affiliated Companies.” Cox Enterprises’ interests could differ from ours with respect to business dealings with Cox Enterprises, including potential acquisitions of businesses or properties and the issuance of additional securities. Our Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and Cox Enterprises and its other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

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

Foreign ownership. Our certificate of incorporation restricts the ownership, voting and transfer of our capital stock, including the Class A common stock and the Class B common stock, in accordance with the Communications Act and the rules of the FCC, to prohibit ownership of more than 25% of our outstanding capital stock (or more than 25% of the voting rights of our capital stock) by or for the account of aliens or corporations otherwise subject to domination or control by aliens. Our certificate of incorporation also prohibits any transfer of our capital stock that would cause us to violate this prohibition. In addition, our certificate of incorporation authorizes our board of directors to adopt such provisions as it deems necessary to enforce these prohibitions, including the inclusion of a legend regarding restrictions on foreign ownership of our capital stock on the certificates representing such capital stock. The Class A common stock certificates contain a certification that must be executed by the transferee of any such certificate before transfers of the shares represented thereby may be made on our books. Such certification addresses whether such transferee, or any person or entity for whose account such shares will be held, is an alien. In addition, our certificate of incorporation provides that we reserve the right to refuse to honor any transfer of our capital stock which, in the judgment of us or our transfer agent, would or might constitute a violation of the Communications Act or the FCC’s rules and regulations.

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

The information required by this Item with respect to the market, record holders and historical prices for our Class A common stock and dividend policy is incorporated by reference to the section entitled “Shareholder Information” of our 2007 Annual Report to Shareholders. The information required by this Item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Shareholders.

As of December 31, 2007, Cox Radio’s Board of Directors had authorized two share repurchase programs through which Cox Radio, from time to time, may repurchase shares of its Class A common stock in the open market or through privately negotiated transactions, with the amount and timing of repurchases to be determined by the company’s management. Repurchased shares are held in treasury. The original $100 million program was authorized in August 2005, and final purchases under this program were made in August 2007. The second $100 million program was authorized on May 16, 2007 and has no expiration date. We may commence, suspend or terminate repurchases at any time, without prior notice, depending on market conditions and various other factors.

As of December 31, 2007, we had purchased a total of approximately 11.3 million shares under the two programs for an aggregate purchase price of approximately $152.6 million, including commissions and fees, at an average price of $13.47 per share. The following table sets forth certain information concerning the repurchase of Cox Radio’s Class A common stock during the three-month period ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 to October 31, 2007	717,500	$12.70	717,500	$77.7 million
November 1, 2007 to November 30, 2007	1,130,300	$12.26	1,130,300	$63.8 million
December 1, 2007 to December 31, 2007	1,372,077	$11.93	1,372,077	$47.4 million

Additionally, as of March 3, 2008, the Executive Committee of Cox Radio’s Board of Directors authorized a third $100 million share repurchase program. The amount and timing of repurchases is to be determined by company’s management and repurchased shares will be held in treasury. The newly authorized plan has no expiration date, and we may commence, suspend or terminate repurchases at any time without prior notice. We do not intend to make purchases under this new program until final purchases under the second program described above are complete.

The following graph compares, for the period beginning December 31, 2002 and ending on December 31, 2007, the cumulative total return on our Class A common stock to the cumulative total returns of the Standard & Poor’s 500 Stock Index and of an index consisting of certain peer radio broadcasting companies with which we compete. The peer group index is comprised of the common stock of Clear Channel Communications Inc. and Emmis Broadcasting Corporation and is weighted for the respective market capitalization of each company. The comparison assumes $100 was invested on December 31, 2002 in our Class A common stock and in each of the foregoing indices and that all dividends were reinvested.

	12/31/02	6/30/03	12/31/03	6/30/04	12/31/04	6/30/05	12/31/05	6/30/06	12/31/06	6/30/07	12/31/07
CXR	$100.00	$101.32	$110.61	$76.19	$72.25	$69.05	$61.73	$63.22	$71.44	$62.43	$53.26
S&P500	$100.00	$110.76	$126.38	$129.67	$137.75	$135.41	$141.88	$144.37	$161.20	$170.87	$166.89
Peer Group	$100.00	$113.66	$125.61	$99.10	$89.82	$82.96	$84.40	$82.97	$94.98	$101.10	$91.99

ITEM 6.	Selected Consolidated Financial Data

The following selected financial data have been derived from our consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in millions, except per share data)
Statements of income data:
Net revenues (1)	$444.9	$440.5	$437.9	$438.2	$425.9
Cost of services (exclusive of depreciation and amortization shown below) (2)	94.1	86.4	86.3	98.2	95.6
Selling, general and administrative	176.4	171.4	169.8	162.6	162.2
Corporate general and administrative	20.3	19.9	19.4	17.7	16.3
Depreciation and amortization	11.2	11.2	11.2	11.8	11.8
(Gain) Loss on loan guarantee (3)	—	—	(0.1)	3.1	—
Impairment of intangible assets	117.1	176.3	14.4	—	0.3
Other (4)	0.2	0.8	0.1	1.1	0.6

Operating income (loss)	25.6	(25.5)	136.8	143.7	139.1
Interest expense	21.1	25.3	27.4	30.4	33.6
Net income (loss)	1.9	(24.4)	61.3	68.0	66.6
Net income (loss) per common share – basic	0.02	(0.25)	0.61	0.68	0.66
Net income (loss) per common share – diluted	0.02	(0.25)	0.61	0.67	0.66

Balance sheet data (end of period):
Cash and cash equivalents	$2.0	$4.4	$3.5	$3.2	$4.2
Intangible assets, net (5)	1,804.2	1,918.0	2,086.7	2,091.6	2,074.8
Total assets	1,997.4	2,117.9	2,266.1	2,281.9	2,278.8
Total debt (including amounts due to/from Cox Enterprises)	336.6	378.0	414.9	468.3	528.5

(1)	Total revenues less advertising agency commissions. See Note 2 to the consolidated financial statements for our revenue recognition policy.
(2)	Includes programming and production expenses, which represents all costs of services (exclusive of depreciation and amortization).
(3)	Includes a charge of $3.1 million related to a then-estimated loss on loan guarantee in 2004. Amounts recovered on the loan guarantee of $0.1 million are included in 2005.
(4)	Other is comprised of losses on sales of assets and losses on sales of radio stations.
(5)	Intangible assets include FCC licenses, goodwill and other intangible assets.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading national radio broadcast company whose business is acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 69% of our common stock and has approximately 95% of the voting power of Cox Radio.

The primary source of our revenues is the sale of local and national advertising for broadcast on our radio stations. For the year ended December 31, 2007, 70% and 21% of our net revenues were generated from local and national advertising, respectively. For the years ended December 31, 2006 and 2005, 70% and 71% of net revenues, respectively, were generated from local advertising and 22% of net revenues were generated from national advertising. In addition to the sale of advertising time for cash, our stations also exchange advertising time for goods, services or programming, which can be used by the stations in their business operations. The use of such barter transactions is generally confined to promotional items or services for which we would otherwise have paid cash. Barter transactions for programming are used to supplement station program offerings. Advertising spots given up under these arrangements are based on contractual terms. In addition, it is our general policy not to pre-empt advertising spots paid for in cash with advertising spots paid for in trade. Our most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

Our revenues vary throughout the year. As is typical in the radio broadcasting industry, our revenues and operating income are generally lowest in the first quarter. Our operating results in any period may be affected by the incurrence of advertising and promotional expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

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

Impairment of Intangible Assets

Intangible assets consist primarily of FCC broadcast licenses, but also include goodwill and certain other intangible assets acquired in purchase business combinations. Upon the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we ceased amortization of goodwill and FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized on a straight-line basis over the contractual lives of the assets.

We evaluate our FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using the direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. Based on our annual impairment test as of December 31, 2007, we recorded a pre-tax impairment charge of $113.1 million ($69.6 million after-tax) to reduce the carrying value of our FCC licenses in the Birmingham, Greenville, Honolulu, Houston, Jacksonville, Louisville, Richmond and Southern Connecticut markets to their estimated fair value.

We also evaluate goodwill in each of our reporting units (markets) for impairment annually, or more frequently if certain circumstances are present, using the residual method. If the carrying amount of goodwill in a reporting unit is greater than its implied value, determined from the estimated fair value of that reporting unit, the carrying amount of goodwill in that reporting unit is reduced to its estimated fair value. Based on our annual goodwill impairment test as of December 31, 2007, we recorded an impairment charge of $4.0 million to reduce the carrying value of goodwill in the Tulsa market to its estimated fair market value.

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

Cox Radio adopted the provisions of Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon settlement.

Results of Operations

This discussion should be read in conjunction with our accompanying audited consolidated financial statements and notes thereto. Results of operations represent the operations of the radio stations owned or operated by us, or for which we provide sales and marketing services, during the applicable periods.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

	December 31, 2007	December 31, 2006	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$313,196	$308,279	$4,917	1.6%
National	93,826	98,030	(4,204)	(4.3)%
Other	37,830	34,159	3,671	10.7%

Total net revenues	$444,852	$440,468	$4,384	1.0%

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

Local revenues for 2007 increased 1.6% as compared to 2006 due to strength in our Atlanta, Birmingham and Greenville markets. Local revenues in Atlanta, our largest market, were up 11.2% in 2007 as compared to 2006. Growth in these markets was partially offset by year-over-year revenue declines in our Orlando, Tampa, San Antonio, Jacksonville and Dayton markets. National revenues decreased 4.3% from the prior year due to continued overall weakness in national advertising. However, national revenues in our Orlando and Birmingham markets were up over the prior year. Other revenues increased 10.7% compared to 2006, primarily due to a 20.4% increase in Internet revenues during that same period. Increased Internet revenues are a result of our continued focus on growing this revenue stream.

	December 31, 2007	December 31, 2006	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$94,120	$86,440	$7,680	8.9%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. The increase over 2006 was the result of a $2.1 million increase in pension expense related to expanded employee participation in Cox Enterprises’ defined benefit pension plan, as well as additional costs associated with programming talent and programming rights.

	December 31, 2007	December 31, 2006	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$176,364	$171,366	$4,998	2.9%

Selling, general and administrative expenses are comprised of expenses incurred by our sales, promotion and general and administrative departments. The 2.9% increase over the prior year was partially attributable to expenses related to additional performance units and stock-based compensation awarded in the first quarter of 2007. Compensation expense for these awards is recognized as they vest. Additionally, there was a $3.2 million increase in pension expense related to expanded employee participation in Cox Enterprises’ defined benefit pension plan.

	December 31, 2007	December 31, 2006	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$20,287	$19,869	$418	2.1%
Depreciation and amortization	11,169	11,195	(26)	(0.2)%
Impairment of intangible assets	117,134	176,333	(59,199)	(33.6)%
Other operating expenses, net	191	794	(603)	(75.9)%

Corporate general and administrative expenses increased $0.4 million as compared to 2006 due to additional compensation expense related to performance units and stock-based compensation awarded to corporate personnel under the LTIP in the first quarter of 2007.

During the fourth quarter of 2007, we recorded a $117.1 million non-cash impairment charge for the write-down of intangible assets in accordance with SFAS No. 142. This non-cash impairment charge reduced the carrying value of intangible assets in our Birmingham, Greenville, Honolulu, Houston, Jacksonville, Louisville, Richmond, Southern Connecticut and Tulsa markets to their estimated fair market values.

During the fourth quarter of 2006, we recorded a $176.3 million non-cash impairment charge for the write-down of intangible assets in accordance with SFAS No. 142. This non-cash write-down reflected charges to reduce the carrying value of intangible assets in our Birmingham, Greenville, Houston, Louisville and Richmond markets to their estimated fair market values.

The changes in depreciation and amortization or other operating expenses, net were not material to our overall operating results or financial condition.

	December 31, 2007	December 31, 2006	$ Change	% Change
	(Amounts in thousands)
Operating income (loss)	$25,587	$(25,529)	$51,116	*

*	Change was not statistically meaningful.

Operating income for 2007 was $25.6 million, as compared to a $25.5 million operating loss for 2006. The increase over the prior year was due to the $117.1 million impairment charge in 2007, as compared to a similar charge of $176.3 million in 2006, each as discussed above.

	December 31, 2007	December 31, 2006	$ Change	% Change
	(Amounts in thousands)
Interest expense	$21,091	$25,345	$(4,254)	(16.8)%

The 16.8% decrease in interest expense over 2006 was the result of lower overall outstanding debt. The average rate on our credit facility was 6.0% during 2007 and 5.9% during 2006.

	December 31, 2007	December 31, 2006	$ Change	% Change
	(Amounts in thousands)
Income taxes:
Current	$28,390	$25,535	$2,855	11.2%
Deferred	(24,470)	(51,960)	27,490	52.9%

Total income taxes	$3,920	$(26,425)	$30,345	*

*	Change was not statistically meaningful.

Income tax expense increased $30.3 million to $3.9 million in 2007. The change in income tax expense was primarily attributable to the increase in income in 2007, changes in certain effective tax rates and adjustments for the actual or expected resolution of certain income tax audits. Our effective tax rates for 2007 and 2006 were 67.7% and 51.9%, respectively.

	December 31, 2007	December 31, 2006	$ Change	% Change
	(Amounts in thousands)
Net income (loss)	$1,867	$(24,447)	$26,314	*

*	Change was not statistically meaningful.

Our net income for 2007 was $1.9 million, compared to a net loss of $24.4 million for 2006, primarily due to a lower non-cash impairment charge in 2007.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$308,279	$311,477	$(3,198)	(1.0)%
National	98,030	95,910	2,120	2.2%
Other	34,159	30,543	3,616	11.8%

Total net revenues	$440,468	$437,930	$2,538	0.6%

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

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$86,440	$86,252	$188	0.2%

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

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in thousands)
Income taxes:
Current	$25,535	$27,435	$(1,900)	(6.9)%
Deferred	(51,960)	20,648	(72,608)	(351.6)%

Total income taxes	$(26,425)	$48,083	$(74,508)	(155.0)%

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

	December 31, 2006	December 31, 2005	$ Change	% Change
	(Amounts in thousands)
Net (loss) income	$(24,447)	$61,273	$(85,720)	(139.9)%

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

Liquidity and Capital Resources

Sources and Uses of Liquidity

Primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. Primary uses of liquidity include debt service (as discussed below), acquisitions, capital expenditures, stock repurchases and investment in signal upgrades. The following table summarizes our primary uses of cash for the past three years:

	2007	2006	2005
	(Amounts in thousands)
Acquisitions	$—	$7,688	$4,000
Option to purchase radio stations (1)	5,000	5,000	2,000
Capital expenditures	9,420	11,537	10,964
Investment in signal upgrades	1,927	5,631	2,127
Repurchase of Class A common stock	67,716	45,227	39,620

(1)	We exercised this option in January 2008. For more information, see Item 1. “Business—Acquisitions and Dispositions.”

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

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Any borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for us. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a London Interbank Offered Rate (LIBOR) based rate (6.0% and 5.6% at December 31, 2007 and 2006, respectively), dependent upon our credit rating. We owed Cox Enterprises approximately $16.6 million at December 31, 2007 and Cox Enterprises owed us approximately $2.0 million at December 31, 2006.

In September 2006, we consummated the acquisition of WOKV-FM (formerly WBGB-FM) serving the Jacksonville, Florida market for a purchase price of approximately $7.7 million. We funded the acquisition with cash on hand and borrowings under our credit facility. The purchase price was allocated substantially to FCC licenses.

In February 2008, we entered into a definitive asset purchase agreement to acquire six radio stations for $60 million, less the $12 million we previously paid to the sellers. For more information regarding this transaction, see Item 1. “Business—Acquisitions and Dispositions.” We have sufficient capacity under our revolving credit facility to pay the remaining purchase price for the stations.

Our future cash requirements are expected to include capital expenditures, principal and interest payments on indebtedness and funds for acquisitions. We expect our operations to generate sufficient cash to meet our capital expenditure and debt service requirements. We expect capital expenditures to be between $14 million and $16 million for 2008. Additional cash requirements, including funds for acquisitions, will be funded from various sources, including proceeds from bank financing, intercompany advances from Cox Enterprises and, if or when appropriate, issuances of securities.

Debt Service

In July 2006, we entered into a $600 million five-year unsecured revolving credit facility. The interest rate for the facility is, at our option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	LIBOR plus a spread based on the credit ratings of our senior unsecured long-term debt; or

•	the federal funds borrowing rate plus a spread based on the credit ratings of our senior unsecured long-term debt.

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of our senior unsecured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At December 31, 2007, we were in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At December 31, 2007, we had $320 million of outstanding indebtedness under the credit facility with $280 million available for borrowing. The interest rate applied to amounts due under the credit facility was 5.7% at December 31, 2007. At December 31, 2006, we had $380 million of outstanding indebtedness under the credit facility with $220 million available for borrowing. The interest rate applied to amounts due under the facility was 6.0% at December 31, 2006. Since the interest rate is variable, the recorded balance of the credit facility approximates fair value. See Note 10 to the Consolidated Financial Statements for a discussion of our interest rate swap agreement.

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

In February 2005, we agreed to guarantee the borrowings of a third party up to $5 million to enable that party to purchase two stations and assist us in a signal upgrade project for one of our stations. In August 2007, we amended this agreement to increase the guarantee to up to $6 million and to extend the expiration to June 2009. If our signal upgrade is approved by the FCC, then we are likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, our guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. We believe that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At December 31, 2007 and December 31, 2006, the carrying value of this guarantee was $0.6 million and $0.4 million, respectively.

Summary Disclosures about Contractual Obligations

We have various commitments under the following types of contracts: non-cancelable operating leases; capital leases; long-term debt; interest payments on long-term debt; and other purchase commitments, including contracts for sports programming and on-air personalities. We anticipate funding these commitments with cash provided by operations and cash borrowed under our bank credit facility. As of December 31, 2007, we had $2.1 million of total gross unrecognized tax benefits, which are not included in the table below. We have not yet entered into substantive settlement discussions with taxing authorities and, therefore, we can not reasonably estimate the amounts or timing of payments related to any such positions.

The aggregate minimum annual commitments associated with these contracts as of December 31, 2007 were as follows:

	Payments Due by Period
	Total	2008	2009 and 2010	2011 and 2012	After 2012
	(Amounts in thousands)
Operating leases	$38,638	$6,356	$10,921	$8,227	$13,134
Capital leases	300	165	119	16	—
Long-term debt (1)	320,000	—	—	320,000	—
Interest on long-term debt (2)	82,260	25,942	41,729	14,589	—
Purchase commitments (3)	151,262	46,658	46,121	38,569	19,914

Total	$592,460	$79,121	$98,890	$381,401	$33,048

(1)	Consists of $320 million outstanding at December 31, 2007 under our credit facility and assumes this facility will be repaid and not refinanced at or prior to expiration in 2011.
(2)	These amounts represent estimated future cash interest payments related to our credit facility based on the variable rate specified under our credit agreement. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.
(3)	These amounts do not include the remaining purchase price for six radio stations of approximately $48 million. For more information regarding this transaction, see Item 1. “Business—Acquisitions and Dispositions.”

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

We receive day-to-day cash management services from Cox Enterprises, with settlements of outstanding balances between us and Cox Enterprises occurring periodically at market interest rates. As a part of these services, Cox Enterprises transfers funds to cover our checks presented for payment and we record a book overdraft, which is classified as accounts payable in the accompanying balance sheets. Book overdrafts of $2.8 million and $4.1 million existed at December 31, 2007 and 2006, respectively, as a result of our checks outstanding. The amounts due to or from Cox Enterprises are generally due on demand and represent the net balance of the intercompany transactions. The rate charged on intercompany borrowing is defined as Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate (6.0% and 5.6% at December 31, 2007 and 2006, respectively), dependent upon our credit rating. We owed Cox Enterprises approximately $16.6 million at December 31, 2007 and Cox Enterprises owed us $2.0 million at December 31, 2006.

We receive certain management services from Cox Enterprises and its wholly-owned subsidiary, Cox Broadcasting, including management and financial advisory services, legal, corporate secretarial, tax, internal audit, risk management, purchasing and materials management, employee benefit (including pension plan) administration, fleet, engineering and other support services. Expenses allocated for these services are included in corporate general and administrative expenses in the consolidated financial statements. We were allocated expenses for the years ended December 31, 2007, 2006 and 2005 of approximately $3.2 million, $3.2 million and $3.3 million, respectively, related to these services.

In connection with these management services, we reimburse Cox Enterprises for payments made to third-party vendors for certain goods and services provided to us under arrangements made by Cox Enterprises on behalf of Cox Enterprises and its affiliates, including Cox Radio. We believe such arrangements allow us to receive such goods and services at more attractive pricing than we would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through Cox Enterprises’ insurance program, which provides coverage for all of its affiliates, including Cox Radio. Rather than self-insuring these risks, Cox Enterprises purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of Cox Enterprises, including James C. Kennedy, Chairman of our board of directors, and his sister, who each own 25% of this company. This insurance company is an insurer and re-insurer on various insurance policies purchased by Cox Enterprises, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on our loss experience consistent with insurance industry practice. Our portion of these insurance costs was approximately $0.6 million, $0.7 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Our employees participate in certain Cox Enterprises employee benefit plans, and we made payments to Cox Enterprises in 2007 for the costs incurred because of such participation, including self-insured employee medical insurance costs of approximately $10.7 million, retiree medical payments of approximately $0.2 million, postemployment benefits of approximately $0.7 million and pension plan payments of approximately $6.2 million. Costs incurred for these items in 2006 and 2005 were self-insured employee medical insurance costs of approximately $10.5 million and $9.3 million, respectively; retiree medical payments of approximately $0.1 million for each year; postemployment benefits of approximately $0.7 million for each year; and pension plan payments of approximately $1.1 million and $1.2 million, respectively.

Our headquarters building is leased by Cox Enterprises from a partnership that in turn is indirectly owned by descendents of Governor James M. Cox, the founder of Cox Enterprises, with an indirect 36% interest held in the aggregate by the children of James C. Kennedy, Chairman of our board of directors, and an indirect less than 3% interest held in the aggregate by Mr. Kennedy and his sister. We pay rent and certain other occupancy costs to Cox Enterprises for space in Cox Enterprises’ corporate headquarters building. Rent and occupancy expense is allocated based on occupied space. Related rent and occupancy expense was approximately $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Cox Search, Inc., a wholly-owned subsidiary of Cox Enterprises, from time to time purchases radio advertising from our Atlanta radio stations at regular commercial rates. For the years ended December 31, 2007, 2006 and 2005 the amount purchased was $0.4 million, $0.6 million and $0.3 million, respectively.

We have entered into lease agreements with Cox Broadcasting with respect to studio and tower site properties in Atlanta, Georgia, Dayton, Ohio and Orlando, Florida that are used for our radio operations in those markets. The annual rental cost in the aggregate was approximately $0.7 million for each of the years ended December 31, 2007, 2006 and 2005, respectively.

Included in the amounts due from (to) Cox Enterprises are the following transactions:

(Amounts in thousands)
Due from Cox Enterprises, December 31, 2004	$6,573

Cash transferred to Cox Enterprises	440,431
Acquisitions	(4,000)
Borrowings on revolver	30,000
Repayment of 6.375% notes	(100,000)
Repurchase of Class A common stock	(39,620)
Net operating expense allocations and reimbursements	(343,282)

Due to Cox Enterprises, December 31, 2005	(9,898)

Cash transferred to Cox Enterprises	433,612
Acquisitions	(7,688)
Borrowings on revolver	225,000
Repayment of 6.625% notes	(250,000)
Repurchase of Class A common stock	(45,227)
Net operating expense allocations and reimbursements	(343,819)

Due from Cox Enterprises, December 31, 2006	1,980

Cash transferred to Cox Enterprises	444,188
Acquisitions	(5,000)
Repayments of revolver	(60,000)
Repurchase of Class A common stock	(67,716)
Net operating expense allocations and reimbursements	(330,054)

Due to Cox Enterprises, December 31, 2007	$(16,602)

We have estimated that the carrying value of advances approximates fair value, given the short-term nature of these advances.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years, except for items for which we elect a partial deferral under the provisions of FASB Staff Position (FSP) No. 157-b, “Effective Date of FASB Statement No. 157.” FSP No. 157-b, which was issued during the first quarter of 2008, permits deferral of the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The deferral applies to measurements of fair value used when testing other intangible assets and other long-lived assets for impairment. We do not expect the adoption of SFAS No. 157 or FSP No. 157-b to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to choose to measure eligible financial assets and financial liabilities at fair value, with changes in value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not currently expect the adoption of SFAS No. 159 to have a material impact on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations,” (SFAS No. 141R). SFAS No. 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. The statement also establishes disclosure requirements to enhance investors’ ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. We do not currently expect the adoption of SFAS No. 141R to have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to a number of financial market risks in the ordinary course of business. We have examined exposures to these risks and concluded that none of the exposures in these areas are material to cash flows or earnings; however, our primary financial market risk exposure pertains to changes in interest rates. We have historically engaged in several strategies to manage these market risks.

We had one interest rate swap agreement for purposes of managing borrowing costs which expired in September 2007. Pursuant to that interest rate swap agreement, we exchanged our floating rate interest obligations on $25 million in notional principal amount of debt for a fixed annual interest rate of 6.4%. Concurrently with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in January 2001, we formally designated the agreement as a cash flow hedge as discussed in Note 10 to the Consolidated Financial Statements. The estimated fair value of the swap agreement, based on then current market rates, approximated a net payable of $0.2 million at December 31, 2006. We estimated fair value using available market information and valuation methodologies that we believed to be appropriate. Considerable judgment, however, is required in interpreting market data to develop the estimate of fair value. Accordingly, the estimate was not necessarily indicative of the amount that we would realize or pay in a current market exchange.

The estimated fair values of debt instruments are based on discounted cash flow analyses using our borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facilities and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. We are exposed to interest rate volatility with respect to these variable rate debt instruments. If the LIBOR borrowing rates were to increase 1% above the current rates at December 31, 2007, our interest expense on the revolving credit facility would increase approximately $3.2 million on an annual basis.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2007.

The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which report is included herein.

/s/ Robert F. Neil	/s/ Neil O. Johnston
Robert F. Neil	Neil O. Johnston
President and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cox Radio, Inc.:

We have audited the internal control over financial reporting of Cox Radio, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and the financial statement schedule listed in the Index at Item 15 of the Company, and our report, dated March 7, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cox Radio, Inc.:

We have audited the accompanying consolidated balance sheets of Cox Radio, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 7, 2008

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,009	$4,381
Accounts and notes receivable, less allowance for doubtful accounts of $2,948 and $2,983, respectively	85,555	85,660
Prepaid expenses and other current assets	5,650	5,254
Amounts due from Cox Enterprises	—	1,980

Total current assets	93,214	97,275
Property and equipment, net	72,528	74,334
FCC licenses and other intangible assets, net	1,592,542	1,702,442
Goodwill	211,608	215,584
Other assets	27,472	28,282

Total assets	$1,997,364	$2,117,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29,340	$27,987
Accrued salaries and wages	2,920	2,507
Accrued interest	833	1,195
Income taxes payable	1,338	1,819
Amounts due to Cox Enterprises	16,602	—
Other current liabilities	5,150	3,910

Total current liabilities	56,183	37,418
Long-term debt	320,000	380,000
Deferred income taxes	442,990	468,082
Other long-term liabilities	23,951	14,378

Total liabilities	843,124	899,878

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 43,191,705 and 42,918,759 shares issued and 31,735,087 and 36,818,888 shares outstanding at December 31, 2007 and 2006, respectively	14,253	14,163
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at December 31, 2007 and 2006	19,382	19,382
Additional paid-in capital	642,626	640,298
Accumulated other comprehensive income, net of tax	—	368
Retained earnings	632,388	630,521

	1,308,649	1,304,732
Less: Class A common stock held in treasury (11,456,618 and 6,099,871 shares at cost at December 31, 2007 and 2006, respectively)	(154,409)	(86,693)

Total shareholders’ equity	1,154,240	1,218,039

Total liabilities and shareholders’ equity	$1,997,364	$2,117,917

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands, except per share data)
Net revenues:
Local	$313,196	$308,279	$311,477
National	93,826	98,030	95,910
Other	37,830	34,159	30,543

Total net revenues	444,852	440,468	437,930

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown below)	94,120	86,440	86,252
Selling, general and administrative	176,364	171,366	169,817
Corporate general and administrative	20,287	19,869	19,439
Depreciation and amortization	11,169	11,195	11,245
Impairment of intangible assets	117,134	176,333	14,351
Other operating expenses, net	191	794	(13)

Operating income (loss)	25,587	(25,529)	136,839

Other income (expense):
Interest expense	(21,091)	(25,345)	(27,444)
Other, net	1,291	2	(39)

Income (loss) before income taxes	5,787	(50,872)	109,356

Current income tax expense	28,390	25,535	27,435
Deferred income tax (benefit) expense	(24,470)	(51,960)	20,648

Total income tax expense (benefit)	3,920	(26,425)	48,083

Net income (loss)	$1,867	$(24,447)	$61,273

Net income (loss) per share – basic
Net income (loss) per common share	$0.02	$(0.25)	$0.61

Net income (loss) per share – diluted
Net income (loss) per common share	$0.02	$(0.25)	$0.61

Weighted average common shares outstanding – basic	93,915	96,012	100,165
Weighted average common shares outstanding – diluted	94,513	96,012	100,430

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock		Total
	Shares	Amount	Shares	Amount					Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2004	42,106	$13,895	58,733	$19,382	$635,385	$(2,303)	$(535)	$593,695	128	$(1,846)	$1,257,673

Comprehensive income:
Net income	—	—	—	—	—	—	—	61,273	—	—	61,273
Unrealized gain on interest rate swaps	—	—	—	—	—	—	714	—	—	—	714
Reclassification to earnings of transition adjustments	—	—	—	—	—	—	56	—	—	—	56

Comprehensive income											62,043

Unearned stock-based compensation	—	—	—	—	—	(149)	—	—	—	—	(149)
Amortization of unearned stock-based compensation	—	—	—	—	—	420	—	—	—	—	420
Repurchase of Class A common stock	—	—	—	—	—	—	—	—	2,678	(39,620)	(39,620)
Issuance of Class A common stock related to incentive plans, includes tax benefit of less than $0.1 million	84	28	—	—	265	—	—	—	—	—	293

Balance at December 31, 2005	42,190	13,923	58,733	19,382	635,650	(2,032)	235	654,968	2,806	(41,466)	1,280,660

Comprehensive income:
Net loss	—	—	—	—	—	—	—	(24,447)	—	—	(24,447)
Unrealized gain on interest rate swaps	—	—	—	—	—	—	77	—	—	—	77
Reclassification to earnings of transition adjustments	—	—	—	—	—	—	56	—	—	—	56

Comprehensive income											(24,314)

Unearned stock-based compensation	—	—	—	—	(2,032)	2,032	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,567	—	—	—	—	—	1,567
Repurchase of Class A common stock	—	—	—	—	—	—	—	—	3,294	(45,227)	(45,227)
Issuance of Class A common stock related to incentive plans, includes tax benefit of $0.8 million	729	240	—	—	5,113	—	—	—	—	—	5,353

Balance at December 31, 2006	42,919	14,163	58,733	19,382	640,298	—	368	630,521	6,100	(86,693)	1,218,039

Comprehensive income:
Net income	—	—	—	—	—	—	—	1,867	—	—	1,867
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(410)	—	—	—	(410)
Reclassification to earnings of transition adjustments	—	—	—	—	—	—	42	—	—	—	42

Comprehensive income											1,499

Stock-based compensation expense	—	—	—	—	2,099	—	—	—	—	—	2,099
Repurchase of Class A common stock	—	—	—	—	—	—	—	—	5,357	(67,716)	(67,716)
Issuance of Class A common stock related to incentive plans	273	90	—	—	210	—	—	—	—	—	300
Tax benefit of stock options exercised	—	—	—	—	19	—	—	—	—	—	19

Balance at December 31, 2007	43,192	$14,253	58,733	$19,382	$642,626	$—	$—	$632,388	11,457	$(154,409)	$1,154,240

See notes to consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$1,867	$(24,447)	$61,273
Items not requiring cash:
Depreciation and amortization	11,169	11,195	11,245
Deferred income taxes	(24,470)	(51,960)	20,648
Compensation expense related to long-term incentive plans	6,528	4,618	3,066
Other	(647)	662	554
Impairment of intangible assets	117,134	176,333	14,351
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
(Increase) decrease in accounts receivable	(1,383)	(2,272)	678
Increase (decrease) in accounts payable and accrued expenses	8,155	(2,849)	1,378
Increase (decrease) in accrued salaries and wages	413	(192)	190
Decrease in accrued interest	(362)	(5,774)	(599)
Increase (decrease) in income taxes payable	734	194	(2,517)
Other, net	3,394	3,463	3,143

Net cash provided by operating activities	122,532	108,971	113,410

Cash flows from investing activities:
Capital expenditures	(9,420)	(11,537)	(10,964)
Acquisitions and related expenses, net of cash acquired	—	(7,688)	(4,000)
Option to purchase radio stations	(5,000)	(5,000)	(2,000)
Investment in signal upgrades	(1,927)	(5,631)	(2,127)
Proceeds from sales of assets	132	46	187
Proceeds from insurance recovery	1,950	—	—
Other, net	(456)	(220)	147

Net cash used in investing activities	(14,721)	(30,030)	(18,757)

Cash flows from financing activities:
Net (repayments) borrowings of revolving credit facilities	(60,000)	225,000	30,000
Repayment of 6.625% and 6.375% notes, respectively	—	(250,000)	(100,000)
Cash paid for loss on loan guarantee	—	—	(2,926)
Proceeds from issuances of stock related to stock-based compensation plans	300	4,528	135
Tax benefit of stock options exercised	19	824	9
Repurchase of Class A common stock	(67,716)	(45,227)	(39,620)
(Decrease) increase in book overdrafts	(1,368)	(1,262)	1,503
Increase (decrease) in amounts due to Cox Enterprises, net	18,582	(11,878)	16,471

Net cash used in financing activities	(110,183)	(78,015)	(94,428)

Net (decrease) increase in cash and cash equivalents	(2,372)	926	225
Cash and cash equivalents at beginning of year	4,381	3,455	3,230

Cash and cash equivalents at end of year	$2,009	$4,381	$3,455

See notes to consolidated financial statements.

COX RADIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. (Cox Enterprises) indirectly owns approximately 69% of the common stock of Cox Radio and has approximately 95% of the voting power of Cox Radio.

The consolidated financial statements of Cox Radio represent the operations of the radio broadcasting stations owned or operated by Cox Radio. All intercompany accounts have been eliminated in the consolidated financial statements of Cox Radio.

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

Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2007, 2006 and 2005 were $7.7 million, $8.4 million and $7.4 million, respectively.

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

Cox Radio adopted the provisions of Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 8 for the impact of the adoption of FIN 48.

Incentive Compensation Plans

In 2005, Cox Radio’s Long-Term Incentive Plan (LTIP) consisted of a mix of stock options and performance awards to selected officers and senior executives. In 2006 and 2007, Cox Radio’s LTIP consisted of a mix of performance awards and restricted stock. Performance awards are designed to increase in value based on Cox Radio’s operating performance and are denominated as a number of units which are multiplied by the percentage increase in certain pre-established financial metrics over a five-year period. Performance awards vest 60% in the third year, 80% in the fourth year, and 100% in the fifth year from the date of grant. Cox Radio recognizes compensation expense related to the performance awards over the appropriate vesting period based on the amount that is expected to be paid upon vesting of the awards. Performance awards will be paid out in cash or, for certain employees, in Cox Radio stock, which will remain subject to restrictions on resale or transfer as long as the recipient is employed by Cox Radio or one of its affiliates. Awards of restricted stock fully vest five years after the date of grant and are subject to a risk of forfeiture until the vesting date. Cox Radio recognizes compensation expense related to the restricted stock awards over the five-year vesting period.

During the year ended December 31, 2007, Cox Radio had two stock-based employee compensation plans, the LTIP and an Employee Stock Purchase Plan (ESPP). Cox Radio accounts for these plans under the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). SFAS No. 123R was adopted by Cox Radio effective January 1, 2006 using the modified-prospective transition method, and under this method prior periods were not restated.

Prior to adoption of SFAS No. 123R, Cox Radio accounted for stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation.” With the exception of restricted stock issued under the LTIP, no stock-based employee compensation cost was recognized in the Consolidated Statements of Income for the year ended December 31, 2005 as all options granted under existing plans had an exercise price equal to the market value of the underlying Class A common stock on the date of grant. As a result of the adoption of SFAS No. 123R on January 1, 2006, Cox Radio’s income before income taxes was $0.1 million and $0.2 million lower for the three-month period and year ended December 31, 2006, respectively, than if Cox Radio had continued to account for share-based compensation under APB No. 25.

Had compensation cost for Cox Radio’s stock-based compensation plans been determined based on the fair value at the grant or enrollment dates in accordance with the fair value provisions of SFAS No. 123R, Cox Radio’s net income and net income per share for the year ended December 31, 2005 would have been the pro forma amounts indicated below. Actual results for the years ended December 31, 2007 and 2006 have been determined in accordance with the fair value provisions of SFAS No. 123R and, therefore, pro forma results for such periods are not necessary.

Year Ended December 31, 2005
(Amounts in thousands, except per share data)
Net income, as reported	$61,273
Add: Amortization of unearned compensation related to restricted stock	257
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,782)

Pro forma net income	$47,748

Earnings per share:
Basic – as reported	$0.61

Basic – pro forma	$0.48

Diluted – as reported	$0.61

Diluted – pro forma	$0.48

Pro forma results for the year ended December 31, 2005 include approximately $12.1 million related to the acceleration of the vesting of all of Cox Radio’s unvested “out of the money” stock options granted under its LTIP from January 2001 through October 31, 2005. See Note 12 for further discussion.

Pension and Postretirement Benefits

Cox Enterprises generally provides defined pension benefits to eligible Cox Radio employees based on years of service and compensation during those years. Cox Enterprises also provides certain health care and life insurance benefits to eligible Cox Radio employees and retirees. Expenses related to these plans are allocated to Cox Radio through the intercompany account. The amount of the allocation is generally based on actuarial determinations of the effect of Cox Radio employees’ participation in the Cox Enterprises plans. Prior to January 1, 2007, only retirees and employees of Cox Radio who were employed on or before December 31, 1996 were eligible to participate in these plans. On December 14, 2006, the Cox Radio Board of Directors approved expanded participation so that, effective January 1, 2007, all remaining eligible employees of Cox Radio will participate in both the pension plan and postretirement health care plan on a prospective basis.

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 25%, 23% and 23% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years, except for items for which we elect a partial deferral under the provisions of FASB Staff Position (FSP) No. 157-b, “Effective Date of FASB Statement No. 157.” FSP No. 157-b, which was issued during the first quarter of 2008, permits deferral of the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The deferral applies to measurements of fair value used when testing other intangible assets and other long-lived assets for impairment. Cox Radio does not expect the adoption of SFAS No. 157 or FSP No. 157-b to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statement No. 115.” SFAS No. 159 allows companies to choose to measure eligible financial assets and financial liabilities at fair value, with changes in value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Cox Radio does not currently expect the adoption of SFAS No. 159 to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations,” (SFAS No. 141R). SFAS No. 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. The statement also establishes disclosure requirements to enhance investors’ ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. Cox Radio does not currently expect the adoption of SFAS No. 141R to have a material impact on its financial position, results of operations or cash flows.

3. Earnings per Common Share and Capital Structure

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands, except per share data)
Net income (loss)	$1,867	$(24,447)	$61,273

Earnings Per Share – Basic
Weighted-average common shares outstanding	93,915	96,012	100,165

Net income (loss) per common share – basic	$0.02	$(0.25)	$0.61

Earnings Per Share – Diluted
Weighted-average common shares outstanding	93,915	96,012	100,165
Effect of dilutive securities:

Long-Term Incentive Plan	561	—	227
Employee Stock Purchase Plan	37	—	38

Shares applicable to earnings per share – diluted	94,513	96,012	100,430

Net income (loss) per common share – diluted	$0.02	$(0.25)	$0.61

For the year ended December 31, 2007, 6.0 million stock options were excluded from the computation of net income per common share – diluted because their inclusion would have been anti-dilutive. For the year ended December 31, 2006, 6.9 million stock options, 0.5 million shares of restricted stock and 0.2 million ESPP purchase rights were excluded from the computation of net loss per common share – diluted because their inclusion would have been anti-dilutive. Cox Radio excluded 6.6 million stock options from the computation of net income per common share – diluted for the year ended December 31, 2005, because to include them would have been anti-dilutive.

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

In January 2005, Cox Radio paid $2 million for an option to purchase five radio stations serving the Athens, Georgia market for $60 million. In October 2006, the related agreement was amended to extend the period within which Cox Radio could exercise its option to purchase the stations by approximately one month, to January 31, 2008. In consideration for granting Cox Radio an exclusive three-year option, the option agreement provided the sellers a right that was exercisable at two distinct times during the option term to provide notice requiring Cox Radio to elect whether or not to purchase the stations. While these rights were called put rights under the agreement, exercise of these rights by the sellers did not obligate Cox Radio to purchase the stations. Rather, upon receiving notice from the sellers, if Cox Radio elected to not purchase the stations at that time, it had to pay $5 million to the sellers, thereby retaining the right, but not the obligation, to purchase the stations. During July 2006, the sellers exercised their first put right, and Cox Radio paid the $5 million put refusal payment. During July 2007, the sellers exercised their second put right, and Cox Radio paid the second $5 million put refusal payment. In January 2008, Cox Radio exercised its option, and in February 2008, Cox Radio entered into a definitive asset purchase agreement to acquire the original five radio stations subject to the option and an additional station in Washington, Georgia, for $60 million, less amounts previously paid of $12 million.

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

6. Property and Equipment

	December 31,
	2007	2006
	(Amounts in thousands)
Land	$8,180	$8,161
Buildings and building improvements	34,534	32,093
Broadcast equipment	111,800	108,069
Construction in progress	4,117	5,104

Property and equipment, at cost	158,631	153,427
Less accumulated depreciation	(86,103)	(79,093)

Net property and equipment	$72,528	$74,334

Depreciation expense was $11.2 million for each of the years ended December 31, 2007, 2006 and 2005.

7. Goodwill and Other Intangible Assets

Cox Radio accounts for goodwill and intangible assets in accordance with SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, not be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is December 31st.

During the first quarter of 2008, Cox Radio performed its annual tests for impairment and recorded an impairment charge of $113.1 million to reduce the carrying value of FCC licenses at the Birmingham, Greenville, Honolulu, Houston, Jacksonville, Louisville, Richmond and Southern Connecticut markets to their estimated fair value. This non-cash charge was recorded in the fourth quarter and is reflected in the Consolidated Statement of Income for the year ended December 31, 2007. Additionally, as a result of the impairment test, Cox Radio recorded a goodwill impairment charge of $4.0 million in the fourth quarter as reflected in the Consolidated Statement of Income for the year ended December 31, 2007. The $4.0 million reflects charges to reduce the carrying value of goodwill at the Tulsa market to its estimated fair value.

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

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
December 31, 2007
FCC licenses and other intangible assets, net	$1,593,120	$578	$1,592,542
Goodwill	211,608	—	211,608

December 31, 2006
FCC licenses and other intangible assets, net	$1,703,019	$577	$1,702,442
Goodwill	215,584	—	215,584

Amortization expense for each of the years ended December 31, 2007 and 2006 was less than $0.1 million. Amortization expense for each of the next five years is not expected to be material. Total amortizable intangible assets are immaterial.

In December 2007, Cox Radio completed a signal upgrade for WKHK-FM in Richmond, Virginia and, in connection therewith, reclassified $3.3 million from other assets to FCC licenses.

In September 2006, Cox Radio consummated the acquisition of WOKV-FM (formerly WBGB-FM) serving the Jacksonville, Florida market for a purchase price of approximately $7.7 million. The purchase price was allocated substantially to FCC licenses.

8. Income Taxes

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Current:
Federal	$25,061	$28,246	$22,612
State	3,329	(2,711)	4,823

Total current	28,390	25,535	27,435

Deferred:
Federal	(20,294)	(38,995)	16,968
State	(4,176)	(12,965)	3,680

Total deferred	(24,470)	(51,960)	20,648

Total income tax expense (benefit)	$3,920	$(26,425)	$48,083

The tax effects of significant temporary differences, which comprise the net deferred tax liabilities, are as follows:

	December 31,
	2007	2006
	(Amounts in thousands)
Current deferred tax assets:
Provision for doubtful accounts	$1,135	$1,151
Other	216	—

Total net current assets	$1,351	$1,151

Noncurrent deferred tax assets (liabilities):
Property and equipment	$(5,315)	$(6,509)
Intangibles	(447,515)	(468,384)
Employee compensation and benefits	8,323	5,102
Other	1,517	1,709

Total net noncurrent liabilities	(442,990)	(468,082)

Net deferred tax liabilities	$(441,639)	$(466,931)

Income tax expense (benefit) computed using the federal statutory rates is reconciled to the reported income tax provisions as follows:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Federal statutory income tax rate	35%	35%	35%
Computed tax expense (benefit) at federal statutory rates on income before income taxes	$2,025	$(17,806)	$38,275
State income taxes (net of federal tax benefit)	541	(1,354)	4,212
Change in estimated effective state tax rates	(589)	(4,014)	309
Impairment of intangible assets	1,392	859	4,162
Entertainment disallowance	754	683	608
Adjustments and settlements (federal and state)	(303)	(5,185)	233
Other, net	100	392	284

Income tax expense (benefit)	$3,920	$(26,425)	$48,083

Income tax expense increased $30.3 million to $3.9 million in 2007. The change in income tax expense was primarily attributable to the increase in income before income taxes, changes in certain effective tax rates and adjustments for the actual or expected resolution of certain income tax audits. Cox Radio’s effective tax rates for 2007 and 2006 were 67.7% and 51.9%, respectively. The tax expense for 2007 reflects an income tax rate significantly higher than the federal statutory rate due in part to impairment and entertainment expenses that are not deductible for tax purposes and the relatively nominal book income on a pre-tax basis.

Each year, Cox Radio analyzes its effective rate for deferred state income tax purposes. The appropriate rate is determined based upon the states in which Cox Radio currently operates and the relative statutory rates, apportionment factors and taxable income applicable to those states. Accordingly, adjustments of approximately $(0.6) million, $(4.0) million and $0.3 million were recorded in 2007, 2006 and 2005, respectively.

Cox Radio adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon settlement. The impact of adopting FIN 48 was not material to Cox Radio’s financial position or results of operations.

Total unrecognized tax benefits as of January 1, 2007, excluding the federal benefits on state tax positions and federal and state benefits on interest which have been recorded as deferred income taxes, were $2.7 million. Of this amount, approximately $1.9 million would impact the effective tax rate if Cox Radio were to recognize the tax benefit for such positions. Total unrecognized tax benefits as of December 31, 2007 were $2.1 million, of which approximately $1.5 million would impact the effective tax rate if Cox Radio were to recognize the tax benefit for such positions.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is provided below. Amounts presented exclude interest on unrecognized tax benefits:

(Amounts in thousands)
Balance at January 1, 2007	$2,275
Reductions based on tax positions of prior years	(200)
Additions based on tax positions of the current year	155
Settlements	(272)
Lapse of applicable statute of limitations	(247)

Balance at December 31, 2007	$1,711

While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next 12 months due to the settlement of ongoing audits or the lapse of statute of limitations, Cox Radio does not expect any change in the amount of unrecognized tax benefits to be material to the financial statements.

As of January 1, 2007, Cox Radio’s federal income tax return examinations and significant state tax return examinations were completed through tax years ended 2003 and 2002, respectively. For the twelve months ended December 31, 2007, Cox Radio had no material changes to the status of significant tax return examinations from the date of adoption.

Cox Radio classifies interest and penalties associated with its unrecognized tax benefits as a component of income tax expense. Cox Radio accrued a benefit for interest and penalties of approximately $0.1 million associated with unrecognized tax benefits during 2007. At December 31, 2007, Cox Radio had accrued interest and penalties of approximately $0.4 million.

9. Long-Term Debt, Commitments and Contingencies

At December 31, 2007 and 2006, outstanding long-term debt consisted only of amounts borrowed under the revolving credit facility described below.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior unsecured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At December 31, 2007, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At December 31, 2007, Cox Radio had $320 million of outstanding indebtedness under the credit facility with $280 million available for borrowing. The interest rate applied to amounts due under the credit facility was 5.7% at December 31, 2007. At December 31, 2006, Cox Radio had $380 million of outstanding indebtedness under the credit facility with $220 million available for borrowing. The interest rate applied to amounts due under the credit facility was 6.0% at December 31, 2006. Since the interest rate is variable, the recorded balance of the credit facility approximates fair value.

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. In August 2007, Cox Radio amended this agreement to increase the guarantee to up to $6 million and to extend the expiration to June 2009. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At December 31, 2007 and 2006, the carrying value of this guarantee was $0.6 million and $0.4 million, respectively.

In January 2005, Cox Radio paid $2 million for an option to purchase five radio stations serving the Athens, Georgia market for $60 million. For more information, see Note 4.

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

Cox Radio leases land, office facilities and various items of equipment. Rental expense under operating leases amounted to $10.2 million, $10.0 million and $10.4 million in 2007, 2006 and 2005, respectively.

Cox Radio also has various commitments under the following types of contracts: non-cancelable operating leases; long-term debt; interest payments on long-term debt; and other purchase commitments, including contracts for sports programming and on-air personalities. The aggregate minimum annual commitments associated with these contracts as of December 31, 2007 were as follows:

	Payments Due by Period
	Total	2008	2009 and 2010	2011 and 2012	After 2012
	(Amounts in thousands)
Operating leases	$38,638	$6,356	$10,921	$8,227	$13,134
Capital leases	300	165	119	16	—
Long-term debt (1)	320,000	—	—	320,000	—
Interest on long-term debt (2)	82,260	25,942	41,729	14,589	—
Purchase commitments (3)	151,262	46,658	46,121	38,569	19,914

Total	$592,460	$79,121	$98,890	$381,401	$33,048

(1)	Consists of $320 million outstanding at December 31, 2007 under the credit facility and assumes this facility will be repaid and not refinanced at or prior to expiration in 2011.
(2)	These amounts represent estimated future cash interest payments related to the credit facility based on the variable rate specified under its credit agreement. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.
(3)	These amounts do not include the remaining purchase price for six radio stations of approximately $48 million. For more information regarding this transaction, see Note 4.

Additionally, as of December 31, 2007, Cox Radio had $2.1 million of total gross unrecognized tax benefits, which are not included in the table above. Cox Radio has not yet entered into substantive settlement discussions with taxing authorities and, therefore, can not reasonably estimate the amounts or timing of payments related to any such positions.

10. Shareholders’ Equity

In August 2005, Cox Radio’s Board of Directors authorized a share repurchase program pursuant to which Cox Radio was authorized to repurchase up to $100 million of its outstanding shares of Class A common stock. Final repurchases under this program were made in August 2007.

In May 2007, the Board of Directors authorized a second share repurchase program through which Cox Radio, from time to time, may repurchase up to $100 million of its Class A common stock in the open market or through privately negotiated transactions, with the amount and timing of repurchases to be determined by the company’s management.

As of December 31, 2007, Cox Radio had purchased 11.3 million shares under the two programs for an aggregate purchase price of approximately $152.5 million, including commissions and fees, at an average price of $13.47 per share. Repurchased shares are held in treasury. As of December 31, 2007, $47.5 million remained authorized as available to repurchase outstanding shares under the second program. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

As of March 3, 2008, the Executive Committee of Cox Radio’s Board of Directors had authorized a third $100 million share repurchase program. The amount and timing of repurchases is to be determined by company’s management and repurchased shares will be held in treasury. The newly authorized plan has no expiration date, and Cox Radio may commence, suspend or terminate repurchases at any time without prior notice. Cox Radio does not intend to make repurchases under this new program until the current repurchase program is complete.

11. Derivative Instruments and Hedging Activities

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

Cox Radio had one interest rate swap agreement for purposes of managing borrowing costs which expired in September 2007. Pursuant to that interest rate swap agreement, Cox Radio exchanged its floating rate interest obligations on $25 million in notional principal amount of debt for a fixed annual interest rate of 6.4%. This agreement was used to manage Cox Radio’s exposure to the variability of future cash flows related to certain of its floating-rate interest obligations that may have resulted due to changes in interest rates. The estimated fair value of the swap agreement, based on then current market rates, approximated a net payable of $0.2 million at December 31, 2006.

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

During the years ended December 31, 2007 and 2006, changes in fair value of the interest rate swap agreement resulted in credits to interest expense of $0.6 million and $0.4 million, respectively, before related tax effects, due to the ineffectiveness of this cash flow hedge. For the year ended December 31, 2005, there was no ineffective portion related to changes in fair values of the interest rate swap agreement. For all years, there were no amounts excluded from the measure of effectiveness.

12. Retirement Plans

Eligible Cox Radio employees participate in the funded, noncontributory defined benefit pension plan of Cox Enterprises and certain employees participate in one of two unfunded, non-qualified supplemental pension plans. The plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox Radio or affiliated companies and compensation rates during those years. Cox Enterprises uses a measurement date of December 31 for its pension and postretirement benefit plans.

Weighted-Average Assumptions

The following table sets forth the weighted-average assumptions used to determine benefit obligations:

	December 31, 2007		December 31, 2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	6.50%	6.25%	6.00%	6.00%
Rate of compensation increase	5.50%	5.50%	5.30%	5.30%

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost:

	Year ended December 31,
	2007		2006		2005
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	6.00%	6.00%	5.75%	5.75%	6.00%	5.75%
Rate of compensation increase	5.30%	5.30%	5.30%	5.30%	4.25%	4.00%
Expected long-term return on plan assets	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%

Cox Enterprises Pension Plan

The following table sets forth certain information attributable to Cox Radio employees’ participation in the Cox Enterprises pension plans:

	December 31, 2007		December 31, 2006
	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans
	(Amounts in thousands)
Actuarial present value of benefit obligations:
Vested benefits	$35,574	$7,481	$35,062	$7,179
Nonvested benefits	4,793	482	1,158	363

Accumulated benefit obligations	$40,367	$7,963	$36,220	$7,542

Projected benefit obligations	$45,573	$10,676	$39,725	$10,274

Pension expense allocated to Cox Radio related to the plans was $6.2 million, $1.1 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Prior to January 1, 2007, only retirees and employees of Cox Radio who were employed on or before December 31, 1996 were eligible to participate in the defined benefit pension plan. In December 2006, the Cox Radio Board of Directors approved expanded participation in the plan so that, effective January 1, 2007, all remaining eligible employees will participate in both the pension plan and postretirement health care plan on a prospective basis.

Cox Enterprises Postretirement Benefits

Cox Enterprises provides certain health care and life insurance benefits to substantially all retirees of Cox Enterprises and certain of its subsidiaries, including Cox Radio. Cox Radio’s actuarial present value of accumulated postretirement benefit obligations at both December 31, 2007 and 2006 was $5.2 million.

The funded status of the portion of the plan providing postretirement benefits covering the employees of Cox Radio is not determinable. The actuarial present value of postretirement benefit obligations for the postretirement benefits plan of Cox Enterprises exceeded the fair value of assets held in the plan at December 31, 2007 and 2006.

For the postretirement welfare plan, the assumed health care cost trend rate for retirees is 8.5% (9.0% in 2006). This rate is assumed to decrease gradually to 5.0% by year 2014 and remain level thereafter. Increasing the assumed health care cost trend rate by one percentage point would have resulted in an increase in the Cox Enterprises plan’s actuarial present value of benefit obligations of approximately 1.9% and an increase in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 1.0% for 2007. Decreasing the assumed health care cost trend rate by one percentage point would have resulted in a decrease in the Cox Enterprises plan’s actuarial present value of benefit obligations of approximately 1.7% and a decrease in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 0.9% for 2007.

Prior to January 1, 2007, only retirees and employees of Cox Radio who were employed on or before December 31, 1996 were eligible to participate in the postretirement health care plan. In December 2006, the Cox Radio Board of Directors approved expanded participation in the plan so that, effective January 1, 2007, all remaining eligible employees will participate in both the pension plan and postretirement health care plan on a prospective basis.

Cox Enterprises Savings and Investment Plan

In addition, substantially all of Cox Radio’s employees are eligible to participate in the savings and investment plan of Cox Enterprises. Cox Radio offers a $0.50 match on each dollar of employee contributions up to 6%, for a maximum match of 3% of eligible wages. Cox Radio’s expense under the plan was $2.4 million, $2.4 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Retirement Plans

Certain Cox Radio employees, whose savings and investment plan contributions are at the IRS maximum or are restricted in order to pass the IRS nondiscrimination test, were eligible to participate in Cox Enterprises’ non-qualified savings restoration plan through December 31, 2004. Under the terms of this plan, Cox Radio matched a discretionary contribution amount no greater than 50% of employee contributions to both the savings and investment and restoration plans up to a specified maximum percentage of the employee’s eligible compensation. Effective January 1, 2005, Cox Radio established a separate non-qualified savings restoration plan covering the Cox Radio employees who participated in the Cox Enterprises plan. The provisions of the Cox Radio non-qualified savings restoration plan are substantially similar to the features of the Cox Enterprises plan. Cox Radio’s expense under the non-qualified savings restoration plan was not material to the financial statements for any period presented.

13. Stock-Based Compensation Plans

During the year ended December 31, 2007, Cox Radio had two stock-based employee compensation plans, the LTIP and ESPP. As discussed in Note 2, prior to January 1, 2006, Cox Radio would have accounted for these plans under the recognition and measurement provisions of APB No. 25 and related interpretations. Effective January 1, 2006, Cox Radio adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective transition method. The compensation cost charged against income for those plans was $0.5 million and $2.1 million for the three-months and year ended December 31, 2007, respectively, and $0.4 million and $1.6 million for the three-months and year ended December 31, 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 million and $0.7 million for the three-months and year ended December 31, 2007, respectively, and $0.1 million and $0.5 million for the three-months and year ended December 31, 2006, respectively. Total cash received from options exercised during the years ended December 31, 2007 and 2006 was $0.3 million and $3.4 million, respectively. Specific information regarding each plan is presented below.

Cox Radio Employee Stock Purchase Plans

During 2006, Cox Radio adopted an ESPP under which Cox Radio is authorized to issue purchase rights totaling 500,000 shares of Class A common stock. The ESPP provides for four alternate entry dates: July 1, 2006, January 1, 2007, July 1, 2007 and January 1, 2008. Employees are eligible to participate in the plan as of the first entry date on which they are employed and regularly scheduled to work at least 20 hours per week. Under the terms of the ESPP, the purchase price is the lesser of 85% of the fair market value of the Class A common stock on the grant date (the initial purchase price) or 90% of the fair market value of the Class A common stock on June 30, 2008, the end of the plan. The initial purchase price was set at $10.97, $13.69, $12.57 and $10.39 for the first, second, third and fourth entry dates, respectively. Purchase rights totaling 159,201 shares, 5,888 shares, 4,350 shares and 312 shares of Class A common stock were issued under the ESPP with respect to the first, second, third and fourth entry dates, respectively. Employees are allowed to purchase the shares via payroll deduction through June 30, 2008, at which time shares will be issued to the remaining participants. During 2007 and 2006, 2,251 shares and 170 shares, respectively, were issued under the ESPP due to cancellation of employees’ participation or termination of employment.

The fair value of the employees’ purchase rights granted under the ESPP was determined using the Black-Scholes model with the following assumptions as of the enrollment dates listed below:

	November 1, 2007	May 1, 2007	November 1, 2006	May 1, 2006
Risk-free interest rate	3.26%	4.93%	4.85%	5.16%
Expected life	0.5 years	1.0 year	1.5 years	2.0 years
Expected stock price volatility	32.00%	26.40%	24.00%	22.50%
Expected dividend yield	n/a	n/a	n/a	n/a
Fair value at enrollment date	$2.22	$3.25	$4.52	$4.22

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

The fair value of stock options granted during 2005 (there were no options granted during 2007 or 2006) was estimated on the date of grant using the Black-Scholes model with the following assumptions:

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

A summary of the status of Cox Radio’s stock options granted under the LTIP as of December 31, 2007 and changes during the year is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	6,526,924	$21.78
Granted	—	—
Exercised	(22,378)	12.31
Forfeited	(614,729)	21.95

Outstanding at end of year	5,889,817	$21.80	4.8 years	$—

Options exercisable at year-end	4,178,383	$23.12	4.0 years	$—

The weighted-average grant-date fair value of options granted during 2005 was $5.92. There were no options granted during 2007 or 2006. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $0.1 million, $2.1 million and less than $0.1 million, respectively.

A summary of the status of Cox Radio’s restricted stock granted under the LTIP as of December 31, 2007, and changes during the year then ended is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Restricted shares at beginning of year	457,467	$15.82
Granted	275,876	13.44
Vested	(1,002)	24.28
Forfeited	(27,559)	14.36

Restricted shares at end of year	704,782	$14.94

As of December 31, 2007, there was $4.2 million of total unrecognized compensation cost related to restricted stock compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.2 years, as the awards vest. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was less than $0.1 million, $0.1 million and less than $0.1 million, respectively.

14. Transactions with Affiliated Companies

Cox Radio receives certain management services from, and has entered into certain transactions with, Cox Enterprises. Costs of the management services that are allocated to Cox Radio are based on actual direct costs incurred or on Cox Enterprises’ estimate of expenses relative to the management services provided to other subsidiaries of Cox Enterprises. Cox Radio believes that these allocations were made on a reasonable basis and that receiving these management services from Cox Enterprises creates cost efficiencies; however, there has been no study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such management services from third parties would have been. The management services and transactions described below have been reviewed by Cox Radio’s Audit Committee, which has determined that such management services and transactions are fair and in the best interest of Cox Radio.

Cox Radio receives day-to-day cash management services from Cox Enterprises, with settlements of outstanding balances between Cox Radio and Cox Enterprises occurring periodically at market interest rates. As a part of these services, Cox Enterprises transfers funds to cover Cox Radio’s checks presented for payment and Cox Radio records a book overdraft, which is classified as accounts payable in the accompanying balance sheets. Book overdrafts of $2.8 million and $4.1 million existed at December 31, 2007 and 2006, respectively, as a result of Cox Radio’s checks outstanding. The amounts due to or from Cox Enterprises are generally due on demand and represent the net balance of the intercompany transactions. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate (6.0% and 5.6% at December 31, 2007 and 2006, respectively), dependent upon Cox Radio’s credit rating. Cox Radio owed Cox Enterprises approximately $16.6 million at December 31, 2007 and Cox Enterprises owed Cox Radio approximately $2.0 million at December 31, 2006.

Cox Radio receives certain management services from Cox Enterprises and its wholly-owned subsidiary, Cox Broadcasting, including management and financial advisory services, legal, corporate secretarial, tax, internal audit, risk management, purchasing and materials management, employee benefit (including pension plan) administration, fleet, engineering and other support services. Expenses allocated for these services are included in corporate general and administrative expenses in the Consolidated Statements of Income. Cox Radio was allocated expenses for the years ended December 31, 2007, 2006 and 2005 of approximately $3.2 million, $3.2 million and $3.3 million, respectively, related to these services.

In connection with these management services, Cox Radio reimburses Cox Enterprises for payments made to third-party vendors for certain goods and services provided to Cox Radio under arrangements made by Cox Enterprises on behalf of Cox Enterprises and its affiliates, including Cox Radio. Cox Radio believes such arrangements result in Cox Radio receiving such goods and services at more attractive pricing than Cox Radio would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through Cox Enterprises’ insurance program, which provides coverage for all of its affiliates, including Cox Radio. Rather than self-insuring these risks, Cox Enterprises purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of Cox Enterprises, including James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and his sister, who each own 25% of this company. This insurance company is an insurer and re-insurer on various insurance policies purchased by Cox Enterprises, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox Radio’s loss experience, consistent with insurance industry practice. Cox Radio’s portion of these insurance costs was approximately $0.6 million, $0.7 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Cox Radio’s employees participate in certain Cox Enterprises employee benefit plans, and Cox Radio made payments to Cox Enterprises in 2007 for the costs incurred because of such participation, including self-insured employee medical insurance costs of approximately $10.7 million, retiree medical payments of approximately $0.2 million, postemployment benefits of approximately $0.7 million and pension plan payments of approximately $6.2 million. Costs incurred for these items in 2006 and 2005 were self-insured employee medical insurance costs of approximately $10.5 million and $9.3 million, respectively; retiree medical payments of approximately $0.1 million for each year; postemployment benefits of approximately $0.7 million for each year; and pension plan payments of approximately $1.1 million and $1.2 million, respectively.

Included in the amounts due from (to) Cox Enterprises are the following transactions:

(Amounts in thousands)
Due from Cox Enterprises, December 31, 2004	$6,573

Cash transferred to Cox Enterprises	440,431
Acquisitions	(4,000)
Borrowing on revolver	30,000
Repayment of 6.375% notes	(100,000)
Repurchase of Class A common stock	(39,620)
Net operating expense allocations and reimbursements	(343,282)

Due to Cox Enterprises, December 31, 2005	(9,898)

Cash transferred to Cox Enterprises	433,612
Acquisitions	(7,688)
Borrowings on revolver	225,000
Repayment of 6.625% notes	(250,000)
Repurchase of Class A common stock	(45,227)
Net operating expense allocations and reimbursements	(343,819)

Due from Cox Enterprises, December 31, 2006	1,980

Cash transferred to Cox Enterprises	444,188
Acquisitions	(5,000)
Repayments of revolver	(60,000)
Repurchase of Class A common stock	(67,716)
Net operating expense allocations and reimbursements	(330,054)

Due to Cox Enterprises, December 31, 2007	$(16,602)

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

Kennedy, Chairman of Cox Radio’s Board of Directors, and an indirect less than 3% interest held in the aggregate by Mr. Kennedy and his sister. Cox Radio pays rent and certain other occupancy costs to Cox Enterprises for space in Cox Enterprises’ corporate headquarters building. Rent and occupancy expense is allocated based on occupied space. Related rent and occupancy expense was approximately $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Cox Radio has entered into lease agreements with Cox Broadcasting with respect to studio and tower site properties in Atlanta, Georgia, Dayton, Ohio and Orlando, Florida that are used for Cox Radio’s radio operations in those markets. The annual rental cost in the aggregate was approximately $0.7 million for each of the years ended December 31, 2007, 2006 and 2005.

Cox Search, Inc., a wholly-owned subsidiary of Cox Enterprises, from time to time purchases radio advertising from Cox Radio’s Atlanta radio stations at regular commercial rates. For the years ended December 31, 2007, 2006 and 2005, the amount purchased was $0.4 million, $0.6 million and $0.3 million, respectively.

15. Supplemental Cash Flow Information

	2007	2006	2005
	(Amounts in thousands)
Additional cash flow information:
Cash paid for interest	$21,453	$31,132	$28,087
Cash paid for income taxes	27,637	24,517	29,942

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Amounts in thousands, except per share data)
2007
Net revenues	$100,753	$118,002	$111,765	$114,332
Cost of services (exclusive of depreciation and amortization shown below)	22,868	22,715	24,242	24,295
Selling, general and administrative	41,282	49,115	42,229	43,738
Corporate general and administrative expenses	5,307	5,402	5,334	4,244
Depreciation and amortization	3,025	2,701	2,741	2,702
Impairment of intangible assets (1)	—	—	—	117,134
Other operating expenses, net	220	(135)	81	25

Operating income (loss)	$28,051	$38,204	$37,138	$(77,806)
Net income (loss)	13,533	20,254	20,196	(52,116)

Net income (loss) per common share – basic	$0.14	$0.21	$0.22	$(0.57)
Net income (loss) per common share – diluted	0.14	0.21	0.21	(0.57)

2006
Net revenues	$97,606	$117,151	$112,663	$113,048
Cost of services (exclusive of depreciation and amortization shown below)	21,016	20,956	22,011	22,457
Selling, general and administrative	39,320	47,623	41,925	42,498
Corporate general and administrative expenses	5,140	5,495	5,079	4,155
Depreciation and amortization	2,642	2,666	2,716	3,171
Impairment of intangible assets (2)	—	—	—	176,333
Other operating expenses, net	79	271	18	426

Operating income (loss)	$29,409	$40,140	$40,914	$(135,992)
Net income (loss)	13,983	25,668	23,951	(88,049)

Net income (loss) per common share – basic	$0.14	$0.27	$0.25	$(0.93)
Net income (loss) per common share – diluted	0.14	0.27	0.25	(0.93)

(1)	A charge of $117.1 million ($73.5 million after-tax or $0.80 per diluted share) related to write-down of impaired intangible assets.
(2)	A charge of $176.3 million ($109.2 million after-tax or $1.15 per diluted share) related to write-down of impaired intangible assets.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2007, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Cox Radio’s Class A common stock is listed on the New York Stock Exchange (NYSE). The NYSE requires the Chief Executive Officer of each listed company to certify to the NYSE annually, after the company’s annual meeting of stockholders, that his or her company is in compliance with the NYSE’s corporate governance listing standards. In accordance with the NYSE’s procedures, on May 9, 2007, Robert F. Neil, Cox Radio’s President and Chief Executive Officer, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards. Additionally, as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2007, Cox Radio has filed the certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of Cox Radio’s public disclosure.

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Documents incorporated by reference or filed with this report:

(1)	Audited Consolidated Balance Sheets as of December 31, 2007 and 2006 and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2007 (filed under Item 8 of this Report); and

(2)	Schedule II – Valuation and qualifying accounts.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits, which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description

(1)2.1	—	Asset Purchase Agreement, dated as of February 4, 2008, by and among Cox Radio, Inc., Southern Broadcasting of Athens, Inc., Southern Broadcasting of Pensacola, Inc., New Broadcast Investment Properties, Inc. and Southern Broadcasting Companies, Inc.

(2)3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(3)3.2	—	Certificate of Amendment of Certificate of Incorporation of Cox Radio, Inc.

(4)3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(5)4.1	—	Indenture, dated as of May 26, 1998, by and among Cox Radio, Inc., The Bank of New York, WSB, Inc. and WHIO, Inc.

(6)4.2	—	First Supplemental Indenture, dated as of February 1, 1999, by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.

(7)4.3	—	Agreement of Resignation, Appointment and Acceptance, effective March 1, 2005, by and among Cox Radio, Inc., The Bank of New York and the Bank of New York Trust Company, N.A.

(8)4.4	—	Form of Specimen Class A common stock certificate.

(9)10.1	—	Credit Agreement, dated as of July 26, 2006, by and among Cox Radio, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper Inc. and Citibank, N.A., as Syndication Agents, Wachovia Capital Markets, LLC and Bank of Tokyo-Mitsubishi UFJ Trust Company, as Documentation Agents, and JP Morgan Securities, Inc., Lehman Brothers Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners.

(10)10.2	—	Revolving Promissory Notes, dated December 4, 2003.

(11)10.3	—	Cox Radio, Inc. Third Amended and Restated Long-Term Incentive Plan (management contract or compensation plan).

(12)10.4	—	Forms of Award Agreements under Amended and Restated Long-Term Incentive Plan (management contract or compensation plan).

(13)10.5	—	Form of notice of amendment to stock option award agreements accelerating vesting (management contract or compensation plan).

(14)10.6	—	Cox Radio, Inc. Restricted Stock Plan for Non-Employee Directors (management contract or compensation plan).

(15)10.7	—	Form of Notice of Grant under Restricted Stock Plan for Non-Employee Directors (management contract or compensation plan).

(16)10.8	—	Cox Radio, Inc. Savings Plus Restoration Plan, as amended and restated (management contract or compensation plan).

10.9	—	Cox Enterprises, Inc. Supplemental Retirement Plan (management contract or compensation plan).

(17)10.10	—	Cox Executive Supplemental Plan (management contract or compensation plan).

(18)10.11	—	Cox Enterprises, Inc. Executive Plus Savings Restoration Plan (management contract or compensation plan).

(19)10.12	—	Cox Radio, Inc. Annual Incentive Plan, effective as of January 1, 2008 (management contract or compensation plan).

10.13		Option Agreement, dated as of January 3, 2005, by and among Cox Radio, Inc., Southern Broadcasting of Athens, Inc., Southern Broadcasting of Pensacola, Inc. and New Broadcast Investment Properties, Inc.

13.1	—	Portions of the 2007 Annual Report to Shareholders (expressly incorporated by reference in Part II, Item 5 of this report).

21.1	—	Subsidiaries of Cox Radio, Inc.

23.1	—	Consent of Deloitte & Touche LLP.

24.1	—	Power of Attorney set forth on the signature page of this report.

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Exhibit 2.1 of Cox Radio’s Current Report on Form 8-K dated February 4, 2008 and filed February 6, 2008.
(2)	Incorporated by reference to Exhibit 3.1 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed on February 15, 2002.
(4)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).
(5)	Incorporated by reference to Exhibit 4.4 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 1998 (global notes representing Cox Radio’s senior unsecured non-convertible debt have not been filed or incorporated by reference in accordance with Item 601(b)(4)(iii) of Regulation S-K, and Cox Radio agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request).
(6)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.
(7)	Incorporated by reference to Exhibit 4.3 of Cox Radio’s Registration Statement on Form S-3 (SEC File No. 333-124114).
(8)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A/A dated February 15, 2002.
(9)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Current Report on Form 8-K dated July 26, 2006 and filed July 31, 2006.
(10)	Incorporated by reference to Exhibit 10.8 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference to Exhibit 10.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 2005.
(12)	Incorporated by reference to Exhibit 10.3 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 2005.
(13)	Incorporated by reference to Exhibit 10.4 of Cox Radio’s Report on Form 10-Q for the period ended September 30, 2005.
(14)	Incorporated by reference to Exhibit 10.11 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).
(15)	Incorporated by reference to Exhibit 10.6 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2004.
(16)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Current Report on Form 8-K dated October 31, 2007 and filed November 6, 2007.
(17)	Incorporated by reference to Exhibit 10.10 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2006.
(18)	Incorporated by reference to Exhibit 10.11 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2006.
(19)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Current Report on Form 8-K dated December 13, 2007 and filed December 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Radio, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cox Radio, Inc.

By:	/s/ ROBERT F. NEIL
Robert F. Neil
President and Chief Executive Officer

Date: March 7, 2008

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

Signature	Title	Date

/s/ JAMES C. KENNEDY James C. Kennedy	Chairman of the Board of Directors	March 7, 2008

/s/ ROBERT F. NEIL Robert F. Neil	President and Chief Executive Officer; Director (principal executive officer)	March 7, 2008

/s/ NEIL O. JOHNSTON Neil O. Johnston	Vice-President and Chief Financial Officer (principal accounting officer and principal financial officer)	March 7, 2008

/s/ JUANITA P. BARANCO Juanita P. Baranco	Director	March 7, 2008

/s/ G. DENNIS BERRY G. Dennis Berry	Director	March 7, 2008

/s/ JIMMY W. HAYES Jimmy W. Hayes	Director	March 7, 2008

/s/ NICK W. EVANS, JR. Nick W. Evans, Jr.	Director	March 7, 2008

/s/ MARC W. MORGAN Marc W. Morgan	Director	March 7, 2008

/s/ NICHOLAS D. TRIGONY Nicholas D. Trigony	Director	March 7, 2008

SCHEDULE II

COX RADIO, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

For the Fiscal Years Ended December 31	Balance As of Beginning of Period	Assumed in Business Combination	Charges to Costs and Expenses	Deductions	Balance As of End of Period
	(Amounts in thousands)
2007	$2,984	$—	$1,369	$1,405	$2,948
2006	3,190	—	913	1,119	2,984
2005	3,843	—	1,000	1,653	3,190