Form 10-Q
period 2008-03-31
COX RADIO INC
filed 2008-05-09
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Class A common stock, par value of $0.33 – 28,766,246 shares outstanding as of March 31, 2008

Class B common stock, par value of $0.33 – 58,733,016 shares outstanding as of March 31, 2008

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month period ended March 31, 2008. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash	$1,491	$2,009
Accounts and notes receivable, less allowance for doubtful accounts of $2,932 and $2,948, respectively	77,823	85,555
Prepaid expenses and other current assets	7,285	5,650

Total current assets	86,599	93,214
Property and equipment, net	71,420	72,528
FCC licenses and other intangible assets, net	1,592,542	1,592,542
Goodwill	211,608	211,608
Other assets	31,027	27,472

Total assets	$1,993,196	$1,997,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,378	$29,340
Accrued salaries and wages	2,847	2,920
Accrued interest	565	833
Income taxes payable	84	1,338
Amounts due to Cox Enterprises	19,166	16,602
Other current liabilities	6,715	5,150

Total current liabilities	49,755	56,183
Long-term debt	340,000	320,000
Deferred income taxes	446,307	442,990
Other long-term liabilities	26,847	23,951

Total liabilities	862,909	843,124

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 43,572,564 and 43,191,705 shares issued and 28,766,246 and 31,735,087 shares outstanding at March 31, 2008 and December 31, 2007, respectively	14,379	14,253
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at March 31, 2008 and December 31, 2007	19,382	19,382
Additional paid-in capital	644,627	642,626
Retained earnings	645,197	632,388

	1,323,585	1,308,649
Less: Class A common stock held in treasury (14,806,318 and 11,456,618 shares at cost at March 31, 2008 and December 31, 2007, respectively)	(193,298)	(154,409)

Total shareholders’ equity	1,130,287	1,154,240

Total liabilities and shareholders’ equity	$1,993,196	$1,997,364

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Net revenues:
Local	$68,804	$71,924
National	20,589	21,354
Other	8,409	7,475

Total revenues	97,802	100,753

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown below)	23,618	22,868
Selling, general and administrative	40,329	41,282
Corporate general and administrative	5,967	5,307
Depreciation and amortization	2,701	3,025
Other operating expenses, net	43	220

Operating income	25,144	28,051

Other income (expense):
Interest expense	(3,861)	(5,729)
Other items, net	27	—

Income before income taxes	21,310	22,322

Current income tax expense	4,888	5,527
Deferred income tax expense	3,613	3,262

Total income tax expense	8,501	8,789

Net income	$12,809	$13,533

Basic net income per share
Net income per common share	$0.15	$0.14

Diluted net income per share
Net income per common share	$0.14	$0.14

Weighted average basic common shares outstanding	87,703	95,101

Weighted average diluted common shares outstanding	88,342	95,568

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2007	43,192	$14,253	58,733	$19,382	$642,626

Net income	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,118
Repurchase of Class A common stock	—	—	—	—	—
Issuance of Class A common stock related to incentive plans	381	126	—	—	(103)
Tax benefit of stock options exercised	—	—	—	—	(14)

Balance at March 31, 2008	43,573	$14,379	58,733	$19,382	$644,627

	Retained Earnings	Treasury Stock		Total
		Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2007	$632,388	11,457	$(154,409)	$1,154,240

Net income	12,809	—	—	12,809
Stock-based compensation expense	—	—	—	2,118
Repurchase of Class A common stock	—	3,349	(38,889)	(38,889)
Issuance of Class A common stock related to incentive plans	—	—	—	23
Tax benefit of stock options exercised	—	—	—	(14)

Balance at March 31, 2008	$645,197	14,806	$(193,298)	$1,130,287

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$12,809	$13,533
Items not requiring cash:
Depreciation and amortization	2,701	3,025
Deferred income taxes	3,613	3,262
Compensation expense related to long-term incentive compensation plans	3,676	1,824
Other	70	(165)
Changes in assets and liabilities:
Decrease in accounts receivable	6,982	8,802
Decrease in accounts payable and accrued expenses	(9,843)	(3,800)
(Decrease) increase in accrued salaries and wages	(73)	500
Decrease in accrued interest	(268)	(160)
Decrease in income taxes payable	(1,284)	(1,421)
Other, net	987	742

Net cash provided by operating activities	19,370	26,142

Cash flows from investing activities:
Capital expenditures	(1,621)	(1,624)
Investment in signal upgrades	(3,190)	(1,323)
Proceeds from sales of assets	2	2
Proceeds from insurance recovery	750	—
Other, net	(394)	37

Net cash used in investing activities	(4,453)	(2,908)

Cash flows from financing activities:
Net borrowings under (repayments of) revolving credit facility	20,000	(35,000)
Repurchase of Class A common stock	(38,889)	—
Proceeds from issuances of stock related to stock-based compensation plans	23	63
Tax (expense) benefit of stock options exercised	(14)	3
Increase in book overdrafts	881	1,501
Increase in amounts due to Cox Enterprises	2,564	8,702

Net cash used in financing activities	(15,435)	(24,731)

Net decrease in cash and cash equivalents	(518)	(1,497)
Cash and cash equivalents at beginning of period	2,009	4,381

Cash and cash equivalents at end of period	$1,491	$2,884

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,129	$5,889
Income taxes	6,183	5,319

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Other Information

Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment for accounting purposes, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. indirectly owns approximately 71% of the common stock of Cox Radio and has approximately 96% of the voting power of Cox Radio.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 and notes thereto contained in Cox Radio’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC).

The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other period.

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

For the three months ended March 31, 2008, there were no material changes in unrecognized tax benefits. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next 12 months due to the settlement of ongoing audits or the lapse of statutes of limitations, Cox Radio does not expect any change in the amount of unrecognized tax benefits to be material.

As of March 31, 2008, Cox Radio’s federal income tax return examinations and significant state tax return examinations were completed through tax years ended 2003.

Cox Radio classifies interest and penalties associated with its unrecognized tax benefits as a component of income tax expense.

Incentive Compensation Plans

Cox Radio’s Long-Term Incentive Plan (LTIP) provides for the grant of various equity-based awards. In 2007 and 2008, awards issued under the LTIP consisted of a mix of restricted stock and performance awards to selected officers and senior executives. Performance awards are designed to increase in value based on Cox Radio’s operating performance and are denominated as a number of units which are multiplied by the percentage increase in certain pre-established financial metrics over a five-year period. Performance awards vest 60% in the third year, 80% in the fourth year and 100% in the fifth year from the date of grant. Cox Radio recognizes compensation expense related to the performance awards over the appropriate vesting period based on the amount that is expected to be paid upon vesting of the awards. Performance awards will be paid out in cash or, for certain employees, in a combination of cash and Cox Radio stock, which will remain subject to restrictions on resale or transfer as long as the recipient is employed by Cox Radio or its affiliates.

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 24% and 25% of total revenues for the three-month periods ended March 31, 2008 and 2007, respectively.

3.	Earnings Per Common Share and Capital Structure

	Three Months Ended March 31,
	2008	2007
	(Amounts in thousands, except per share data)
Earnings per share – basic
Net income	$12,809	$13,533

Weighted average common shares outstanding	87,703	95,101

Net income per common share – basic	$0.15	$0.14

Earnings per share – diluted
Net income	$12,809	$13,533

Weighted average common shares outstanding	87,703	95,101
Effect of dilutive securities:
Employee Stock Purchase Plan	7	40
Long-Term Incentive Plan	632	427

Shares applicable to earnings per share – diluted	88,342	95,568

Net income per common share – diluted	$0.14	$0.14

For the three-month period ended March 31, 2008, options to purchase 5.6 million shares of Class A common stock were excluded from the computation of net income per common share – diluted because the exercise price of these options was greater than the average market price of the common stock during the three-month period ended March 31, 2008. For the three-month period ended March 31, 2007, options to purchase 6.2 million shares of Class A common stock were excluded from the computation of net income per common share – diluted because the exercise price of these options was greater than the average market price of the common stock during the three-month period ended March 31, 2007.

4.	Long-Term Debt, Commitments and Contingencies

At March 31, 2008 and December 31, 2007, outstanding long-term debt consisted only of amounts borrowed under the revolving credit facility described below.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior secured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At March 31, 2008, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At March 31, 2008, Cox Radio had $340 million of outstanding indebtedness under the credit facility with $260 million available for borrowing. The interest rate applied to amounts due under the credit facility was 3.4% at March 31, 2008. At December 31, 2007, Cox Radio had $320 million of outstanding indebtedness under the credit facility with $280 million available for borrowing. The interest rate applied to amounts due under the facility was 5.7% at December 31, 2007. Since the interest rate under the credit facility is variable, the recorded balance of the credit facility approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreement.

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. In August 2007, Cox Radio amended this agreement to increase the guarantee to up to $6 million and to extend the expiration to June 2009. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At March 31, 2008 and December 31, 2007, the carrying value of this guarantee was $0.7 million and $0.6 million, respectively.

In January 2005, Cox Radio paid $2 million for an option to purchase five radio stations serving the Athens, Georgia market for $60 million. Under the terms of the option agreement, Cox Radio paid the sellers $5 million in each of July 2006 and July 2007. In January 2008, Cox Radio exercised its option, and in February 2008, Cox Radio entered into a definitive asset purchase agreement to acquire the original five radio stations subject to the option and an additional station in Washington, Georgia, for $60 million, less amounts previously paid of $12 million.

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

Cox Radio had a single interest rate swap agreement with a $25 million notional principal amount and an annual fixed rate of 6.4%, which expired in September 2007. The interest rate swap agreement qualified as a cash flow hedge, and was accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

6.	Goodwill and Other Intangible Assets

Cox Radio accounts for goodwill and intangible assets in accordance with SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, not be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is December 31st.

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
March 31, 2008
FCC licenses and other intangible assets	$1,593,121	$579	$1,592,542
Goodwill	211,608	—	211,608

December 31, 2007
FCC licenses and other intangible assets	$1,593,120	$578	$1,592,542
Goodwill	211,608	—	211,608

Amortization was less than $0.1 million for each of the three-month periods ended March 31, 2008 and 2007.

7.	Shareholders’ Equity

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

As of March 3, 2008, the Executive Committee of Cox Radio’s Board of Directors authorized a third $100 million share repurchase program. The amount and timing of repurchases will be determined by management and repurchased shares will be held in treasury. The newly authorized plan has no expiration date, and Cox Radio may commence, suspend or terminate repurchases at any time without prior notice. Cox Radio does not intend to make repurchases under this new program until the current repurchase program is complete.

As of March 31, 2008, Cox Radio had purchased 14.7 million shares under the August 2005 and May 2007 programs for an aggregate purchase price of approximately $191.4 million, including commissions and fees, at an average price of $13.04 per share. As of March 31, 2008, $108.6 million remained authorized as available to repurchase outstanding shares. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

8.	Stock-Based Compensation and Long-Term Incentive Plans

During the three-month periods ended March 31, 2008 and 2007, Cox Radio accounted for two stock-based employee compensation plans, restricted stock issued under the LTIP and the Employee Stock Purchase Plan. Cox Radio accounts for these plans in accordance with SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. For the three-month periods ended March 31, 2008 and 2007, compensation expense recognized in the income statement for stock-based compensation arrangements was $2.1 million and $0.6 million, respectively. The related income tax benefit for the three-month periods ended March 31, 2008 and 2007 was $0.8 million and $0.2 million, respectively.

As of March 31, 2008, there was $6.1 million of total unrecognized compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 3.8 years, as the awards vest. During the three-month periods ended March 31, 2008 and 2007, 386,184 and 269,751 shares of restricted stock, respectively, were awarded under the LTIP. During the three-month period ended March 31, 2008, 128,874 shares of restricted stock vested. No shares of restricted stock vested during the three-month period ended March 31, 2007.

There were no options exercised during the three-month period ended March 31, 2008. Total cash received from options exercised during the three-month period ended March 31, 2007 was $0.1 million. There were no options granted during the three-month periods ended March 31, 2008 and 2007.

During the three-month periods ended March 31, 2008 and 2007, Cox Radio also accounted for awards of performance units, which are not a form of stock-based compensation under SFAS No. 123R. Performance units are issued under the LTIP and payouts, if any, are based on Cox Radio’s financial performance over a five-year period. Compensation expense related to performance units is recognized over the vesting period based on the amount that is expected to be paid upon vesting of the awards. For the three-month periods ended March 31, 2008 and 2007, compensation expense recognized in the income statement for performance units was $1.4 million and $1.1 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox Radio’s future plans, earnings, objectives, expectations, performance and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors. These factors include competition within the radio broadcasting industry, advertising demand in our markets, the possibility that advertisers may cancel or postpone schedules in response to political events, competition for audience share, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox Radio’s Annual Report on Form 10-K for the year ended December 31, 2007. Cox Radio assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

General

Cox Radio is a leading national radio broadcasting company whose business is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 71% of the common stock of Cox Radio and has approximately 96% of the voting power of Cox Radio.

The primary source of Cox Radio’s revenues is the sale of local and national advertising to be broadcast on its radio stations. For the three-month periods ended March 31, 2008 and 2007, respectively, approximately 70% and 71% of Cox Radio’s net revenues were generated from local advertising. For the three-month periods ended March 31, 2008 and 2007, approximately 21% of Cox Radio’s net revenues were generated from national advertising. Cox Radio’s most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

Acquisitions and Dispositions

Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by us under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements. All acquisitions discussed below have been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past two years are described below.

In January 2005, we acquired an option to purchase five radio stations serving the Athens, Georgia market, and in October 2006, the related agreement was amended to extend the period within which we could exercise our option to purchase the stations by approximately one month, to January 31, 2008. In January 2008, we exercised this option, and in February 2008, we entered into a definitive asset purchase agreement to acquire the original five radio stations subject to the option and an additional station in Washington, Georgia. The aggregate $60 million purchase price for the stations will be reduced by the $12 million we previously paid to the sellers and is subject to other customary closing adjustments. Pending regulatory approvals, we expect to close the acquisition in the third quarter of 2008.

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

Three months ended March 31, 2008 compared to three months ended March 31, 2007:

	March 31, 2008	March 31, 2007	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$68,804	$71,924	$(3,120)	(4.3)%
National	20,589	21,354	(765)	(3.6)%
Other	8,409	7,475	934	12.5%

Total net revenues	$97,802	$100,753	$(2,951)	(2.9)%

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

Net revenues for the first quarter of 2008 were $97.8 million, down 2.9% from the first quarter of 2007. Local revenues decreased 4.3% and national revenues decreased 3.6%, each as compared to the first quarter of 2007. These decreases were partially offset by an increase in other revenues, which increased 12.5% as compared to the first quarter of 2007. Our stations in Houston, Birmingham, Long Island and Tulsa delivered strong revenue growth during the first quarter of 2008. The revenue growth at these stations, however, was more than offset by results of our stations in Atlanta, Orlando, Miami, Tampa and Richmond, where net revenues were down for the quarter.

	March 31, 2008	March 31, 2007	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$23,618	$22,868	$750	3.3%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. The 3.3% increase over the prior-year quarter was primarily due to additional costs associated with programming talent and programming rights.

	March 31, 2008	March 31, 2007	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$40,329	$41,282	$(953)	(2.3)%

Selling, general and administrative expenses are comprised of expenses incurred by our sales, promotion and general and administrative departments. For the first quarter of 2008, increased costs associated with additional restricted stock awarded under our Long-Term Incentive Plan (LTIP) were more than offset by a decrease in sales commissions and bonuses, as compared to the first quarter of 2007.

	March 31, 2008	March 31, 2007	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$5,967	$5,307	$660	12.4%
Depreciation and amortization	2,701	3,025	(324)	(10.7)%
Other operating expense, net	43	220	(177)	(80.5)%

Corporate general and administrative expenses increased $0.7 million, as compared to the first quarter of 2007, due to additional costs associated with restricted stock awarded under our LTIP during the first quarter of 2008. The change in other operating expenses, net, was not material to our overall operating results or financial condition.

	March 31, 2008	March 31, 2007	$ Change	% Change
	(Amounts in thousands)
Operating income	$25,144	$28,051	$(2,907)	(10.4)%

Operating income for the first quarter of 2008 was $25.1 million, a $2.9 million decrease from the first quarter of 2007 for the reasons discussed above.

	March 31, 2008	March 31, 2007	$ Change	% Change
	(Amounts in thousands)
Interest expense	$3,861	$5,729	$(1,868)	(32.6)%

Interest expense during the first quarter of 2008 decreased 32.6% when compared to the first quarter of 2007 due to a lower overall borrowing rate. The average interest rate on our credit facility was 4.4% during the first quarter of 2008 and 6.0% during the first quarter of 2007.

	March 31, 2008	March 31, 2007	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$4,888	$5,527	$(639)	(11.6)%
Deferred	3,613	3,262	351	10.8%

Total income tax expense	$8,501	$8,789	$(288)	(32.8)%

Income tax expense decreased approximately $0.3 million in the first quarter of 2008 as compared to the first quarter of 2007. This decrease primarily related to the decrease in income over the same period. Our overall effective tax rate was 39.9% for the first quarter of 2008 and 39.4% for the first quarter of 2007.

	March 31, 2008	March 31, 2007	$ Change	% Change
	(Amounts in thousands)
Net income	$12,809	$13,533	$(724)	(5.3)%

Net income for the first quarter of 2008 was $12.8 million, a decrease of $0.7 million from the first quarter of 2007. This decrease was attributable to the various factors discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. In comparing the three months ended March 31, 2008 to the three months ended March 31, 2007, net cash provided by operating activities decreased $6.8 million due to an increase in working capital and a decrease in operating income. Cox Radio expects future net cash provided by operating activities to provide sufficient funding for operations in the foreseeable future. Primary uses of liquidity include debt service, acquisitions, capital expenditures, common stock repurchases and investment in signal upgrades.

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

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Any borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a London Interbank Offered Rate (LIBOR) based rate (3.7% at March 31, 2008 and 6.0% at

December 31, 2007) dependent upon Cox Radio’s credit rating. Cox Radio owed Cox Enterprises approximately $19.2 million at March 31, 2008 and $16.6 million at December 31, 2007.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior secured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At March 31, 2008, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At March 31, 2008, Cox Radio had $340 million of outstanding indebtedness under the credit facility with $260 million available for borrowing. The interest rate applied to amounts due under the credit facility was 3.4% at March 31, 2008. At December 31, 2007, Cox Radio had $320 million of outstanding indebtedness under the credit facility with $280 million available for borrowing. The interest rate applied to amounts due under the facility was 5.7% at December 31, 2007. Since the interest rate under the credit facility is variable, the recorded balance of the credit facility approximates fair value.

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

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. In August 2007, Cox Radio amended this agreement to increase the guarantee to up to $6 million and to extend the expiration to June 2009. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At March 31, 2008 and December 31, 2007, the carrying value of this guarantee was $0.7 million and $0.6 million, respectively.

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

Cox Radio had one interest rate swap agreement for purposes of managing borrowing costs which expired in September 2007. Pursuant to that interest rate swap agreement, Cox Radio exchanged its floating rate interest obligations on $25 million in notional principal amount of debt for a fixed annual interest rate of 6.4%. See Note 5 to the unaudited consolidated financial statements included in this report for more information.

The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio’s borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facility and borrowings from Cox Enterprises bear interest based on current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to variable rate debt instruments. If the LIBOR borrowing rates were to increase 1% above the rates at March 31, 2008, Cox Radio’s interest expense on the revolving credit facility would increase approximately $3.4 million on an annual basis.

ITEM 4.	Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2008, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

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

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the Risk Factors). There have been no material changes to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our Class A common stock.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)

Cox Radio’s Board of Directors has authorized three share repurchase programs through which Cox Radio, from time to time, may repurchase shares of its Class A common stock in the open market or through privately negotiated transactions, with the amount and timing of repurchases to be determined by the company’s management. The original $100 million program was authorized in August 2005, and final purchases under this program were made in August 2007. The second and third $100 million programs were authorized in May 2007 and March 2008, respectively. Repurchased shares are held in treasury, and the programs have no expiration date. Cox Radio may commence, suspend or terminate repurchases at any time, without prior notice, depending on market conditions and various other factors.

As of March 31, 2008, Cox Radio had purchased a total of approximately 14.7 million shares under the programs for an aggregate purchase price of approximately $191.4 million, including commissions and fees, at an average price of $13.04 per share. The following table sets forth certain information concerning the repurchase of Cox Radio’s Class A common stock during the three-month period ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	1,621,000	$11.31	1,621,000	$29.1 million
February 1, 2008 to February 29, 2008	1,480,700	$11.85	1,480,700	$11.6 million
March 1, 2008 to March 31, 2008	248,000	$12.10	248,000	$108.6 million

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Listed below are the exhibits, which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1)2.1	—	Asset Purchase Agreement, dated as of February 4, 2008, by and among Cox Radio, Inc., Southern Broadcasting of Athens, Inc., Southern Broadcasting of Pensacola, Inc., New Broadcast Investment Properties, Inc. and Southern Broadcasting Companies, Inc.

(2)3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(3)3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.

(4)3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(5)4.1	—	Form of Specimen Class A common stock certificate.

(6)10.1	—	Credit Agreement, dated as of July 26, 2006, by and among Cox Radio, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Lehman Brothers Inc. and Citibank, N.A., as Syndication Agents, Wachovia Capital Markets, LLC and Bank of Tokyo-Mitsubishi UFJ Trust Company, as Documentation Agents and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunners.

10.2	—	Form of Award Agreement under the Amended and Restated Long-Term Incentive Plan (management contract or compensation plan).

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Exhibit 2.1 of Cox Radio’s Form 8-K dated February 4, 2008 and filed February 6, 2008
(2)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(4)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(5)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(6)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Form 8-K dated July 26, 2006 and filed July 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

May 9, 2008	/s/ Neil O. Johnston
Neil O. Johnston
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)