Form 10-Q
period 2008-06-30
COX RADIO INC
filed 2008-08-05
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock, par value of $0.33 – 26,988,308 shares outstanding as of June 30, 2008

Class B common stock, par value of $0.33 – 58,733,016 shares outstanding as of June 30, 2008

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month period ended June 30, 2008. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash	$1,595	$2,009
Accounts and notes receivable, less allowance for doubtful accounts of $2,860 and $2,948, respectively	85,378	85,555
Prepaid expenses and other current assets	6,906	5,650

Total current assets	93,879	93,214
Property and equipment, net	70,765	72,528
FCC licenses and other intangible assets, net	1,460,683	1,592,542
Goodwill	195,844	211,608
Other assets	31,487	27,472

Total assets	$1,852,658	$1,997,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,718	$29,340
Accrued salaries and wages	2,826	2,920
Accrued interest	531	833
Income taxes payable	(1,873)	1,338
Amounts due to Cox Enterprises	3,910	16,602
Other current liabilities	8,848	5,150

Total current liabilities	34,960	56,183
Long-term debt	355,000	320,000
Deferred income taxes	402,986	442,990
Other long-term liabilities	21,605	23,951

Total liabilities	814,551	843,124

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 43,363,277 and 43,191,705 shares issued and 26,988,308 and 31,735,087 shares outstanding at June 30, 2008 and December 31, 2007, respectively	14,310	14,253
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at June 30, 2008 and December 31, 2007	19,382	19,382
Additional paid-in capital	646,565	642,626
Retained earnings	569,840	632,388

	1,250,097	1,308,649
Less: Class A common stock held in treasury (16,374,969 and 11,456,618 shares at cost at June 30, 2008 and December 31, 2007, respectively)	(211,990)	(154,409)

Total shareholders’ equity	1,038,107	1,154,240

Total liabilities and shareholders’ equity	$1,852,658	$1,997,364

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
Local	$78,975	$84,111	$147,779	$156,035
National	20,116	24,378	40,705	45,732
Other	9,137	9,513	17,546	16,988

Total revenues	108,228	118,002	206,030	218,755

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown below)	22,485	22,715	46,103	45,583
Selling, general and administrative	41,670	49,115	81,999	90,397
Corporate general and administrative	2,920	5,402	8,887	10,709
Depreciation and amortization	2,637	2,701	5,338	5,726
Impairment of intangible assets	147,633	—	147,633	—
Other operating expenses (income), net	18	(135)	61	85

Operating (loss) income	(109,135)	38,204	(83,991)	66,255

Other income (expense):
Interest expense	(3,039)	(5,346)	(6,900)	(11,075)
Other items, net	—	320	27	320

(Loss) income before income taxes	(112,174)	33,178	(90,864)	55,500

Current income tax expense	7,040	8,128	11,928	13,655
Deferred income tax (benefit) expense	(43,857)	4,796	(40,244)	8,058

Total income tax (benefit) expense	(36,817)	12,924	(28,316)	21,713

Net (loss) income	$(75,357)	$20,254	$(62,548)	$33,787

Basic net (loss) income per share
Net (loss) income per common share	$(0.88)	$0.21	$(0.72)	$0.36

Diluted net (loss) income per share
Net (loss) income per common share	$(0.88)	$0.21	$(0.72)	$0.35

Weighted average basic common shares outstanding	85,624	95,091	86,664	95,096

Weighted average diluted common shares outstanding	85,624	95,606	86,664	95,616

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital
	(Amounts in thousands)
Balance at December 31, 2007	43,192	$14,253	58,733	$19,382	$642,626

Net loss	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,759
Repurchase of Class A common stock	—	—	—	—	—
Issuance of Class A common stock related to incentive plans	171	57	—	—	1,244
Tax benefit of stock options exercised	—	—	—	—	(64)

Balance at June 30, 2008	43,363	$14,310	58,733	$19,382	$646,565

	Retained Earnings	Treasury Stock		Total
		Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2007	$632,388	11,457	$(154,409)	$1,154,240

Net loss	(62,548)	—	—	(62,548)
Stock-based compensation expense	—	—	—	2,759
Repurchase of Class A common stock	—	4,918	(57,581)	(57,581)
Issuance of Class A common stock related to incentive plans	—	—	—	1,301
Tax benefit of stock options exercised	—	—	—	(64)

Balance at June 30, 2008	$569,840	16,375	$(211,990)	$1,038,107

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(62,548)	$33,787
Items not requiring cash:
Depreciation and amortization	5,338	5,726
Deferred income taxes	(40,244)	8,058
Compensation expense related to long-term incentive compensation plans	(469)	4,126
Other	118	(395)
Impairment of intangible assets	147,633	—
Changes in assets and liabilities:
Increase in accounts receivable	(1,473)	(6,548)
Decrease in accounts payable and accrued expenses	(8,929)	(797)
(Decrease) increase in accrued salaries and wages	(94)	734
Decrease in accrued interest	(302)	(235)
Decrease in income taxes payable	(3,176)	(1,673)
Other, net	3,421	2,491

Net cash provided by operating activities	39,275	45,274

Cash flows from investing activities:
Capital expenditures	(3,522)	(4,008)
Investment in signal upgrades	(3,286)	(1,379)
Proceeds from insurance recovery	1,650	1,950
Other, net	(802)	(183)

Net cash used in investing activities	(5,960)	(3,620)

Cash flows from financing activities:
Net borrowings under (repayments of) revolving credit facility	35,000	(45,000)
Repurchase of Class A common stock	(57,581)	(2,288)
Proceeds from issuances of stock related to stock-based compensation plans	1,301	279
Tax (expense) benefit of stock options exercised	(64)	18
Increase (decrease) in book overdrafts	307	(395)
(Decrease) increase in amounts due to Cox Enterprises	(12,692)	4,158

Net cash used in financing activities	(33,729)	(43,228)

Net decrease in cash and cash equivalents	(414)	(1,574)
Cash and cash equivalents at beginning of period	2,009	4,381

Cash and cash equivalents at end of period	$1,595	$2,807

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,395	$11,310
Income taxes	15,168	15,310

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Other Information

Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment for accounting purposes, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. indirectly owns approximately 73% of the common stock of Cox Radio and has approximately 96% of the voting power of Cox Radio.

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

The results of operations for the three-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other period.

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

For the six months ended June 30, 2008, there were no material changes in unrecognized tax benefits. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next 12 months due to the settlement of ongoing audits or the lapse of statutes of limitations, Cox Radio does not expect any change in the amount of unrecognized tax benefits to be material to its financial statements.

As of June 30, 2008, Cox Radio’s federal income tax return examinations and significant state tax return examinations were completed through tax years ended 2003.

Cox Radio classifies interest and penalties associated with its unrecognized tax benefits as a component of income tax expense.

Incentive Compensation Plans

Cox Radio’s Long-Term Incentive Plan (LTIP) provides for the grant of various equity-based awards. In 2007, awards issued under the LTIP consisted of a mix of restricted stock and performance awards to selected officers and senior executives. In 2008, awards issued under the LTIP consisted of a mix of restricted stock units and performance awards to selected officers and senior executives. Performance awards are designed to increase in value based on Cox Radio’s operating performance and are denominated as a number of units which are multiplied by the percentage increase in certain pre-established financial metrics over a five-year period. Performance awards vest 60% in the third year, 80% in the fourth year and 100% in the fifth year from the date of grant. Cox Radio recognizes compensation expense related to the performance awards over the appropriate vesting period based on the amount that is expected to be paid upon vesting of the awards. Performance awards will be paid out in cash or, for certain employees, in a combination of cash and Cox Radio stock, which will remain subject to restrictions on resale or transfer as long as the recipient is employed by Cox Radio or its affiliates.

Awards of restricted stock and restricted stock units fully vest five years after the date of grant and are subject to a risk of forfeiture until the vesting date. Both types of awards are accounted for in accordance with SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. Cox Radio recognizes compensation expense for all restricted stock and restricted stock unit awards over the five-year vesting period.

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 23% and 24% of total revenues for the three-month periods ended June 30, 2008 and 2007, respectively, and 24% of total revenues for each of the six-month periods ended June 30, 2008 and 2007.

3.	Earnings Per Common Share and Capital Structure

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)
Net (loss) income	$(75,357)	$20,254	$(62,548)	$33,787

Earnings per share – basic
Weighted average common shares outstanding	85,624	95,091	86,664	95,096

Net (loss) income per common share – basic	$(0.88)	$0.21	$(0.72)	$0.36

Earnings per share – diluted
Weighted average common shares outstanding	85,624	95,091	86,664	95,096
Effect of dilutive securities:
Employee Stock Purchase Plan	—	39	—	40
Long-Term Incentive Plan	—	476	—	480

Shares applicable to earnings per share – diluted	85,624	95,606	86,664	95,616

Net (loss) income per common share – diluted	$(0.88)	$0.21	$(0.72)	$0.35

Options to purchase 5.8 million and 6.1 million shares of Class A common stock were excluded from the computation of net income per common share – diluted for the three-month periods ended June 30, 2008 and 2007, respectively, because the exercise price of these options was greater than the average market price of the common stock during the respective periods. Options to purchase 5.7 million and 6.1 million shares of Class A common stock were excluded from the computation of net income per common share – diluted for the six-month periods ended June 30, 2008 and 2007, respectively, because the exercise price of these options was greater than the average market price of the common stock during the respective periods.

4.	Long-Term Debt, Commitments and Contingencies

At June 30, 2008 and December 31, 2007, outstanding long-term debt consisted only of amounts borrowed under the revolving credit facility described below.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior secured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At June 30, 2008, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At June 30, 2008, Cox Radio had $355 million of outstanding indebtedness under the credit facility with $245 million available for borrowing. The interest rate applied to amounts due under the credit facility was 3.1% at June 30, 2008. At December 31, 2007, Cox Radio had $320 million of outstanding indebtedness under the credit facility with $280 million available for borrowing. The interest rate applied to amounts due under the facility was 5.7% at December 31, 2007. Since the interest rate under the credit facility is variable, the recorded balance of the credit facility approximates fair value. See Note 5 for a discussion of Cox Radio’s interest rate swap agreement.

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. In August 2007, Cox Radio amended this agreement to increase the guarantee to up to $6 million and to extend the expiration to June 2009. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At June 30, 2008 and December 31, 2007, the carrying value of this guarantee was $0.7 million and $0.6 million, respectively.

In January 2005, Cox Radio paid $2 million for an option to purchase five radio stations serving the Athens, Georgia market for $60 million. Under the terms of the option agreement, Cox Radio paid the sellers $5 million in each of July 2006 and July 2007. In January 2008, Cox Radio exercised its option, and in February 2008, Cox Radio entered into a definitive asset purchase agreement to acquire the original five radio stations subject to the option and an additional station in Washington, Georgia, for $60 million, less amounts previously paid of $12 million. The station in Washington, Georgia has been relocated to Athens, Georgia. Cox Radio consummated this acquisition on August 1, 2008.

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

Cox Radio accounts for goodwill and intangible assets in accordance with SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, not be amortized but instead be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. Cox Radio’s annual impairment testing date is December 31st. However, based on deteriorating macro-economic factors, including declining radio industry revenues during the first half of 2008 and a weakening in prevailing radio station transaction multiples, Cox Radio concluded that, in connection with preparing its financial statements for the period ended June 30, 2008, an interim valuation pursuant to SFAS No. 142 was appropriate.

During the second quarter of 2008, Cox Radio performed a test for impairment and recorded an impairment charge of $131.9 million to reduce the carrying value of FCC licenses at the Greenville, Honolulu, Houston, Jacksonville, Louisville, Richmond, San Antonio and Southern Connecticut markets to their estimated fair value. Additionally, as a result of the impairment test, Cox Radio recorded a goodwill impairment charge of $15.7 million to reduce the carrying value of goodwill at the Miami, San Antonio and Tulsa markets to their estimated fair values. These impairments were necessary due to slowing radio market revenues and declining radio station transaction multiples.

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
June 30, 2008
FCC licenses and other intangible assets	$1,461,262	$579	$1,460,683
Goodwill	195,844	—	195,844
December 31, 2007
FCC licenses and other intangible assets	$1,593,120	$578	$1,592,542
Goodwill	211,608	—	211,608

Amortization was less than $0.1 million for each of the three-month periods ended June 30, 2008 and 2007.

7.	Shareholders’ Equity

In August 2005, Cox Radio’s Board of Directors authorized a share repurchase program pursuant to which Cox Radio was authorized to repurchase up to $100 million of its outstanding shares of Class A common stock. Final purchases under this program were made in August 2007.

In May 2007, the Board of Directors authorized a second share repurchase program pursuant to which Cox Radio was authorized to repurchase up to $100 million of its outstanding shares of Class A common stock. Final purchases under this program were made in April 2008.

In March 2008, the Executive Committee of Cox Radio’s Board of Directors authorized a third $100 million share repurchase program. The amount and timing of repurchases will be determined by management and repurchased shares will be held in treasury. The plan has no expiration date, and Cox Radio may commence, suspend or terminate repurchases at any time without prior notice.

As of June 30, 2008, Cox Radio had purchased a combined total of 16.2 million shares of Class A common stock for an aggregate purchase price of approximately $210.0 million, including commissions and fees, at an average price of $12.93 per share. As of June 30, 2008, $90.0 million remained authorized as available to repurchase outstanding shares. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

8.	Stock-Based Compensation and Long-Term Incentive Plans

During the six-month periods ended June 30, 2008 and 2007, Cox Radio accounted for two stock-based employee compensation plans, restricted stock and restricted stock units issued under the LTIP and the Employee Stock Purchase Plan (ESPP). Cox Radio accounted for these plans in accordance with SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. Awards of restricted stock and restricted stock units fully vest five years after the date of grant and are subject to a risk of forfeiture until the vesting date. Unlike standard restricted stock awards, no shares of common stock are issued upon the date of grant of restricted stock units. Instead, restricted stock units represent an agreement to issue Class A common stock upon vesting. The ESPP terminated during the second quarter of 2008, and 118,150 shares of Class A common stock were issued under the plan effective June 30, 2008.

For the three-month and six-month periods ended June 30, 2008, compensation cost recognized in the income statement for stock-based compensation arrangements was $0.7 million and $2.8 million, respectively. The related income tax benefit for the three-month and six-month periods ended June 30, 2008 was $0.2 million and $1.0 million, respectively. For the three-month and six-month periods ended June 30, 2007, compensation cost recognized in the income statement for stock-based compensation arrangements was $0.6 million and $1.2 million, respectively. The related income tax benefit for the three-month and six-month periods ended June 30, 2007 was $0.2 million and $0.4 million, respectively.

As of June 30, 2008, there was $5.6 million of total unrecognized compensation expense related to awards of restricted stock and restricted stock units. This expense is expected to be recognized over a weighted-average period of 3.5 years, as the awards vest. During the three-month periods ended June 30, 2008 and 2007, respectively, an aggregate of 6,176 and 6,125 shares of restricted stock were awarded under the LTIP. During the three-month periods ended June 30, 2008 and 2007, 1,516 and 676 shares of restricted stock vested, respectively.

There were no options exercised during the three-month period ended June 30, 2008. Total cash received from options exercised during the three-month period ended June 30, 2007 was $0.2 million. There were no options granted during the three-month periods ended June 30, 2008 and 2007.

During the six-month periods ended June 30, 2008 and 2007, Cox Radio also accounted for awards of performance units, which are not a form of stock-based compensation under SFAS No. 123R. Compensation expense related to performance units is recognized over the vesting period based on the amount that is expected to be paid upon vesting of the awards. Performance units are issued under the LTIP and payouts, if any, are based on Cox Radio’s financial performance over a five-year period. During the second quarter of 2008, Cox Radio revalued its performance unit awards to reflect amounts ultimately expected to be paid out upon vesting, which resulted in a reversal of previously-accrued compensation expense to reflect updated expectations. For the three-month and six-month periods ended June 30, 2008, compensation expense recognized in the income statement for performance units was $(4.9) million and $(3.5) million, respectively, which includes the impact of this revaluation. For the three-month and six-month periods ended June 30, 2007, compensation expense recognized in the income statement for performance units was $1.7 million and $2.8 million, respectively.

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

General

Cox Radio is a leading national radio broadcasting company whose business is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 73% of the common stock of Cox Radio and has approximately 96% of the voting power of Cox Radio.

The primary source of Cox Radio’s revenues is the sale of local and national advertising to be broadcast on its radio stations. For the three-month periods ended June 30, 2008 and 2007, respectively, approximately 73% and 71% of Cox Radio’s net revenues were generated from local advertising. For the three-month periods ended June 30, 2008 and 2007, respectively, approximately 19% and 21% of Cox Radio’s net revenues were generated from national advertising. Cox Radio’s most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

On August 1, 2008, we acquired six radio stations serving the Athens, Georgia market. The stations were acquired for an aggregate purchase price of approximately $60 million, of which $12 million had been previously paid to the sellers under an option agreement, and the remaining $48 million was funded with borrowings under our credit facility.

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

Three months ended June 30, 2008 compared to three months ended June 30, 2007:

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$78,975	$84,111	$(5,136)	(6.1)%
National	20,116	24,378	(4,262)	(17.5)%
Other	9,137	9,513	(376)	(4.0)%

Total net revenues	$108,228	$118,002	$(9,774)	(8.3)%

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

Net revenues for the second quarter of 2008 were $108.2 million, down 8.3% from the second quarter of 2007. Local revenues decreased 6.1% and national revenues decreased 17.5%, each as compared to the second quarter of 2007. Other revenues, which include Internet and other non-traditional revenues, decreased 4.0% during the current quarter as compared to the prior-year quarter. Our stations in Long Island, Birmingham and Tulsa delivered revenue growth during the second quarter of 2008. Revenue growth at these stations was more than offset by results of our stations in Atlanta, Orlando, Miami, Tampa, Houston and Jacksonville, where net revenues were down for the quarter.

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$22,485	$22,715	$(230)	(1.0)%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services decreased $0.2 million, or 1.0% compared to the second quarter of 2007. For the second quarter of 2008, increased technical costs were more than offset by a reduction in compensation expense associated with performance unit awards issued under our Long-Term Incentive Plan (LTIP). Compensation expense for these awards is recognized over the five year vesting period of the awards and is based on the amount that is ultimately expected to be paid upon vesting. For more information, see Note 8 to the unaudited consolidated financial statements included in this report.

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$41,670	$49,115	$(7,445)	(15.2)%

Selling, general and administrative expenses are comprised of expenses incurred by our sales, promotion and general and administrative departments. These expenses decreased $7.4 million, or 15.2% as compared to the second quarter of 2007, due to decreased promotions expenses, decreased compensation expense associated with performance units awarded under our LTIP and a decline in sales commissions and bonuses.

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$2,920	$5,402	$(2,482)	(45.9)%
Depreciation and amortization	2,637	2,701	(64)	(2.4)%
Impairment of intangible assets	147,633	—	147,633	100.0%
Other operating expense, net	18	(135)	153	113.3%

Corporate general and administrative expenses decreased $2.5 million compared to the second quarter of 2007 due to a reduction in compensation expense associated with performance units awarded to corporate employees under our LTIP.

During the second quarter of 2008, we recorded a $147.6 million non-cash impairment charge ($96.8 million net of tax) to reduce the carrying value of intangible assets in our Greenville, Honolulu, Houston, Jacksonville, Louisville, Miami, Richmond, San Antonio, Southern Connecticut and Tulsa markets to their estimated fair values. The write-down was pursuant to Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain intangible assets be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the assets might be impaired. In addition to the write-down during second quarter of 2008, we also recorded non-cash impairment charges during the years ended December 31, 2007 and 2006. Each of these impairments were necessary due to slowing radio market revenues and declining radio station transaction multiples. These trends have been experienced by other traditional media companies, including television and newspapers, as has been well documented in the financial press. Furthermore, these trends are not specific to any of our individual markets, but rather are affecting valuations in the industry as a whole, as evidenced not only by observed, industry-wide, private transaction multiples, but in public company valuations as well, both of which have undergone sustained, gradual declines in recent years. For more detail regarding the second quarter 2008 charge, see Note 6 to the unaudited consolidated financial statements included in this report.

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Operating (loss) income	$(109,135)	$38,204	$(147,339)	*

*	Change was not statistically meaningful

Our operating loss for the second quarter of 2008 was $109.1 million, compared to operating income of $38.2 million for the second quarter of 2007, due to the non-cash impairment charge discussed above.

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Interest expense	$3,039	$5,346	$(2,307)	(43.2)%

Interest expense during the second quarter of 2008 decreased $2.3 million, or 43.2% when compared to the second quarter of 2007, due to a lower borrowing rate under our credit facility. The average interest rate on our credit facility was 3.3% during the second quarter of 2008 and 6.0% during the second quarter of 2007.

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Income tax expense (benefit):
Current	$7,040	$8,128	$(1,088)	(13.4)%
Deferred	(43,857)	4,796	(48,653)	*

Total income tax expense (benefit)	$(36,817)	$12,924	$(49,741)	*

*	Change was not statistically meaningful

Income tax expense decreased to a net income tax benefit of $36.8 million in the second quarter of 2008, as compared to the second quarter of 2007, due primarily to the non-cash impairment charge discussed above. Our overall effective tax rate was 32.8% for the second quarter of 2008 and 39.0% for the second quarter of 2007.

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Net (loss) income	$(75,357)	$20,254	$(95,611)	*

*	Change was not statistically meaningful

Our net loss for the second quarter of 2008 was $75.4 million, compared to net income of $20.3 million in the second quarter of 2007, due to the non-cash impairment charge discussed above.

Six months ended June 30, 2008 compared to six months ended June 30, 2007:

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$147,779	$156,035	$(8,256)	(5.3)%
National	40,705	45,732	(5,027)	(11.0)%
Other	17,546	16,988	558	3.3%

Total net revenues	$206,030	$218,755	$(12,725)	(5.8)%

Net revenues for the first six months of 2008 decreased $12.7 million, a 5.8% decrease compared to the first six months of 2007. Local revenues decreased 5.3% and national revenues decreased 11.0%, each as compared to the first six months of 2007. Other revenues, which include Internet and other non-traditional revenue, increased 3.3% as compared to the first six months of 2007. Our stations in Long Island, Birmingham and Tulsa delivered revenue growth during the first six months of 2008. Those increases were more than offset by results of our stations in Atlanta, Orlando, Miami, Tampa, Jacksonville and Richmond, where revenues were down for the first six months of 2008.

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$46,103	$45,583	$520	1.1%

Cost of services increased $0.5 million, or 1.1% over the first six months of 2007. This increase was primarily the result of additional costs associated with programming talent.

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$81,999	$90,397	$(8,398)	(9.3)%

Selling, general and administrative expenses decreased $8.4 million, or 9.3% compared to the first six months of 2007, due to decreased compensation expense associated with performance units awarded under our LTIP and a decline in sales commissions and bonuses.

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$8,887	$10,709	$(1,822)	(17.0)%
Depreciation and amortization	5,338	5,726	(388)	(6.8)%
Impairment of intangible assets	147,633	—	147,633	100.0%
Other operating expense, net	61	85	(24)	(28.2)%

Corporate general and administrative expenses decreased 17.0%, or $1.8 million compared to the second quarter of 2007, due to a reduction in compensation expense associated with performance units awarded to corporate employees under our LTIP.

During the second quarter of 2008, we recorded a $147.6 million non-cash impairment charge ($96.8 million net of tax) to reduce the carrying value of intangible assets in our Greenville, Honolulu, Houston, Jacksonville, Louisville, Miami, Richmond, San Antonio, Southern Connecticut and Tulsa markets to their estimated fair values. For more information, see Note 6 to the unaudited consolidated financial statements included in this report.

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Operating (loss) income	$(83,991)	$66,255	$(150,246)	*

*	Change was not statistically meaningful

Our operating loss for the first six months of 2008 was $84.0 million, compared to operating income of $66.3 million for the first six months of 2007, due to the non-cash impairment charge discussed above.

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Interest expense	$6,900	$11,075	$(4,175)	(37.7)%

Interest expense during the first six months of 2008 totaled $6.9 million, as compared to $11.1 million for the first six months of 2007. This decrease was primarily attributable to a lower borrowing rate under our credit facility. The average rate on our credit facility was 3.8% during the first six months of 2008 and 6.0% during the first six months of 2007.

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Income tax expense (benefit):
Current	$11,928	$13,655	$(1,727)	(12.6)%
Deferred	(40,244)	8,058	(48,302)	*

Total income tax expense (benefit)	$(28,316)	$21,713	$(50,029)	*

*	Change was not statistically meaningful

Income tax expense decreased to a net income tax benefit of $28.3 million in the first six months of 2008, as compared to the first six months of 2007, due primarily to the non-cash impairment charge discussed above. Our effective tax rate for the first six months of 2008 and 2007 was 31.2% and 39.1%, respectively.

	June 30, 2008	June 30, 2007	$ Change	% Change
	(Amounts in thousands)
Net (loss) income	$(62,548)	$33,787	$(96,335)	*

*	Change was not statistically meaningful

Our net loss for the first six months of 2008 was $62.5 million, compared to net income of $33.8 million for the first six months of 2007, due primarily to the non-cash impairment charge discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. Primary uses of liquidity include debt service, acquisitions, capital expenditures, common stock repurchases and investment in signal upgrades.

Net cash provided by operating activities for the six months ended June 30, 2008 was $39.3 million, a decrease of $6.0 million from the six months ended June 30, 2007, primarily due to an increase in working capital. Changes in working capital resulted in a $14.0 million net use of cash for the six months ended June 30, 2008, as compared to an $8.5 million net use of cash for the six months ended June 30, 2007. These working capital changes are the result of routine timing differences between the receipt and payment of cash. Cox Radio expects future net cash provided by operating activities to provide sufficient funding for operations in the foreseeable future.

Net cash used in investing activities was $6.0 million for the six months ended June 30, 2008, an increase of $2.3 million over the six months ended June 30, 2007. This increase was primarily due to additional investment in projects designed to enhance and improve signals at certain stations during the comparable 2008 period.

Net cash used in financing activities was $33.7 million for the six months ended June 30, 2008, a decrease of $9.5 million from the six months ended June 30, 2007. During the six months ended June 30, 2008, we used $57.6 million to repurchase shares of our Class A common stock, as compared to $2.3 million during the six months ended June 30, 2007. See Item 2 in Part II of this report for more information regarding our stock repurchase programs. Financing activities also included $35 million of net borrowings under our revolving credit facility for the first six months of 2008, as compared to net repayments of $45 million in the comparable 2007 period.

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

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Any borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a London Interbank Offered Rate (LIBOR) based rate (3.2% at June 30, 2008 and 6.0% at December 31, 2007) dependent upon Cox Radio’s credit rating. Cox Radio owed Cox Enterprises approximately $3.9 million at June 30, 2008 and $16.6 million at December 31, 2007.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior secured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At June 30, 2008, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At June 30, 2008, Cox Radio had $355 million of outstanding indebtedness under the credit facility with $245 million available for borrowing. The interest rate applied to amounts due under the credit facility was 3.1% at June 30, 2008. At December 31, 2007, Cox Radio had $320 million of outstanding indebtedness under the credit facility with $280 million available for borrowing. The interest rate applied to amounts due under the facility was 5.7% at December 31, 2007. Since the interest rate under the credit facility is variable, the recorded balance of the credit facility approximates fair value.

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

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. In August 2007, Cox Radio amended this agreement to increase the guarantee to up to $6 million and to extend the expiration to June 2009. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At June 30, 2008 and December 31, 2007, the carrying value of this guarantee was $0.7 million and $0.6 million, respectively.

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

The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio’s borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facility and borrowings from Cox Enterprises bear interest based on current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to variable rate debt instruments. If the LIBOR borrowing rates were to increase 1% above the rates at June 30, 2008, Cox Radio’s interest expense on the revolving credit facility would increase by approximately $3.6 million on an annual basis.

ITEM 4.	Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2008, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	During the second quarter of 2008, Cox Radio had two share repurchase programs pursuant to which shares of its Class A common stock could be repurchased in the open market or through privately negotiated transactions, with the amount and timing of repurchases to be determined by the company’s management. The first $100 million program was authorized in August 2005, and final purchases under this program were made in April 2008. The second program was authorized in March 2008. Repurchased shares are held in treasury, and the current program has no expiration date. Cox Radio may commence, suspend or terminate repurchases at any time, without prior notice, depending on market conditions and various other factors.

The following table sets forth certain information concerning the repurchase of Cox Radio’s Class A common stock during the three-month period ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	840,900	$11.76	840,900	$98.7 million
May 1, 2008 to May 31, 2008	317,600	$12.00	317,600	$94.9 million
June 1, 2008 to June 30, 2008	410,151	$12.18	404,900	$90.0 million

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cox Radio held its Annual Meeting of Stockholders on April 22, 2008. Three matters were voted upon at the meeting: (a) the election of a Board of Directors of eight members to serve until the 2009 Annual Meeting of Stockholders or until their successors are duly elected and qualified; (b) approval of Cox Radio’s 2008 Employee Stock Purchase Plan; and (c) approval of Cox Radio’s Annual Incentive Plan.

The following directors were elected, and they received the votes indicated:

Nominee	Votes in Favor	Votes Withheld
James C. Kennedy	605,943,369	6,145,010
Juanita P. Baranco	611,057,074	1,031,305
G. Dennis Berry	605,973,542	6,114,837
Nick W. Evans, Jr.	610,397,677	1,690,702
Jimmy W. Hayes	605,896,573	6,191,806
Marc W. Morgan	605,894,902	6,193,477
Robert F. Neil	606,071,579	6,016,800
Nicholas D. Trigony	610,674,684	1,413,695

The 2008 Employee Stock Purchase Plan was approved, with 609,960,238 votes in favor, 455,097 votes in opposition, 5,089 abstentions, and 1,667,955 broker non-votes. The Annual Incentive Plan was approved, with 611,370,027 votes in favor, 475,543 votes in opposition, 242,809 abstentions, and 1,667,955 broker non-votes.

The 2008 Employee Stock Purchase Plan subsequently was terminated in July 2008 by the Compensation Committee of the Board of Directors in accordance with the provisions of that plan.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Listed below are the exhibits, which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1) 2.1	—	Asset Purchase Agreement, dated as of February 4, 2008, by and among Cox Radio, Inc., Southern Broadcasting of Athens, Inc., Southern Broadcasting of Pensacola, Inc., New Broadcast Investment Properties, Inc. and Southern Broadcasting Companies, Inc.

(2) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(3) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.

(4) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(5) 4.1	—	Form of Specimen Class A common stock certificate.

(6) 10.1	—	Credit Agreement, dated as of July 26, 2006, by and among Cox Radio, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Lehman Brothers Inc. and Citibank, N.A., as Syndication Agents, Wachovia Capital Markets, LLC and Bank of Tokyo-Mitsubishi UFJ Trust Company, as Documentation Agents and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunners.

(7) 10.2	—	Cox Radio, Inc. Annual Incentive Plan (management contract or compensation plan).

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Exhibit 2.1 of Cox Radio’s Form 8-K dated February 4, 2008 and filed February 6, 2008.
(2)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(4)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(5)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(6)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Form 8-K dated July 26, 2006 and filed July 31, 2006.
(7)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Form 8-K dated December 13, 2007 and filed December 14, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

August 5, 2008	/s/ Neil O. Johnston
Neil O. Johnston
Vice President and Chief Financial
Officer (Principal Financial Officer,
Principal Accounting Officer and duly authorized officer)