Form 10-Q
period 2008-09-30
COX RADIO INC
filed 2008-11-07
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Class A common stock, par value of $0.33 – 22,552,287 shares outstanding as of September 30, 2008

Class B common stock, par value of $0.33 – 58,733,016 shares outstanding as of September 30, 2008

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month period ended September 30, 2008. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash	$1,805	$2,009
Accounts and notes receivable, less allowance for doubtful accounts of $2,955 and $2,948, respectively	80,802	85,555
Income taxes receivable	4,173	—
Prepaid expenses and other current assets	7,037	5,650

Total current assets	93,817	93,214
Property and equipment, net	73,309	72,528
FCC licenses and other intangible assets, net	1,523,469	1,592,542
Goodwill	197,131	211,608
Other assets	16,308	27,472

Total assets	$1,904,034	$1,997,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,205	$29,340
Accrued salaries and wages	2,324	2,920
Accrued interest	635	833
Income taxes payable	—	1,338
Amounts due to Cox Enterprises	5,533	16,602
Other current liabilities	10,143	5,150

Total current liabilities	44,840	56,183
Long-term debt	415,000	320,000
Deferred income taxes	413,104	442,990
Other long-term liabilities	23,082	23,951

Total liabilities	896,026	843,124

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 43,306,223 and 43,191,705 shares issued and 22,552,287 and 31,735,087 shares outstanding at September 30, 2008 and December 31, 2007, respectively	14,291	14,253
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at September 30, 2008 and December 31, 2007	19,382	19,382
Additional paid-in capital	647,106	642,626
Retained earnings	585,711	632,388

	1,266,490	1,308,649
Less: Class A common stock held in treasury (20,753,936 and 11,456,618 shares at cost at September 30, 2008 and December 31, 2007, respectively)	(258,482)	(154,409)

Total shareholders’ equity	1,008,008	1,154,240

Total liabilities and shareholders’ equity	$1,904,034	$1,997,364

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
Local	$74,549	$77,227	$222,328	$233,262
National	20,941	24,472	61,646	70,204
Other	9,374	10,066	26,920	27,054

Total revenues	104,864	111,765	310,894	330,520

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown below)	25,114	24,242	71,217	69,825
Selling, general and administrative	41,715	42,229	123,714	132,626
Corporate general and administrative	4,865	5,334	13,752	16,043
Depreciation and amortization	2,584	2,741	7,922	8,467
Impairment of intangible assets	—	—	147,633	—
Other operating expenses, net	73	81	134	166

Operating income (loss)	30,513	37,138	(53,478)	103,393

Other income (expense):
Interest expense	(3,214)	(5,044)	(10,114)	(16,119)
Other items, net	—	471	27	791

Income (loss) before income taxes	27,299	32,565	(63,565)	88,065

Current income tax expense	1,380	7,487	13,308	21,142
Deferred income tax expense (benefit)	10,048	4,882	(30,196)	12,940

Total income tax expense (benefit)	11,428	12,369	(16,888)	34,082

Net income (loss)	$15,871	$20,196	$(46,677)	$53,983

Basic net income (loss) per share
Net income (loss) per common share	$0.19	$0.22	$(0.55)	$0.57

Diluted net income (loss) per share
Net income (loss) per common share	$0.19	$0.21	$(0.55)	$0.57

Weighted average basic common shares outstanding	82,793	93,896	85,364	94,691

Weighted average diluted common shares outstanding	83,383	94,458	85,364	95,279

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2007	43,192	$14,253	58,733	$19,382	$642,626

Net loss	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,297
Repurchase of Class A common stock	—	—	—	—	—
Issuance of Class A common stock related to incentive plans	114	38	—	—	1,263
Tax benefit of stock options exercised	—	—	—	—	(80)

Balance at September 30, 2008	43,306	$14,291	58,733	$19,382	$647,106

	Retained Earnings	Treasury Stock		Total
		Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2007	$632,388	11,457	$(154,409)	$1,154,240

Net loss	(46,677)	—	—	(46,677)
Stock-based compensation expense	—	—	—	3,297
Repurchase of Class A common stock	—	9,297	(104,073)	(104,073)
Issuance of Class A common stock related to incentive plans	—	—	—	1,301
Tax benefit of stock options exercised	—	—	—	(80)

Balance at September 30, 2008	$585,711	20,754	$(258,482)	$1,008,008

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(46,677)	$53,983
Items not requiring cash:
Depreciation and amortization	7,923	8,467
Deferred income taxes	(30,196)	12,940
Compensation expense related to long-term incentive compensation plans	1,250	6,387
Other	221	(682)
Impairment of intangible assets	147,633	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,928	(5,657)
(Decrease) increase in accounts payable and accrued expenses	(2,938)	320
(Decrease) increase in accrued salaries and wages	(596)	704
Decrease in accrued interest	(198)	(298)
(Decrease) increase in income taxes payable	(5,405)	1,009
Other, net	4,517	2,565

Net cash provided by operating activities	80,462	79,738

Cash flows from investing activities:
Capital expenditures	(5,275)	(7,105)
Acquisitions and related expenses, net of cash acquired	(48,110)	(5,000)
Investment in signal upgrades	(6,961)	(1,717)
Proceeds from insurance recovery	1,650	1,950
Other, net	(2,852)	(355)

Net cash used in investing activities	(61,548)	(12,227)

Cash flows from financing activities:
Net borrowings under (repayments of) revolving credit facility	95,000	(50,000)
Repurchase of Class A common stock	(104,073)	(28,403)
Proceeds from issuances of stock related to stock-based compensation plans	1,301	291
Tax (expense) benefit of stock options exercised	(80)	18
(Decrease) increase in book overdrafts	(197)	254
(Decrease) increase in amounts due to Cox Enterprises	(11,069)	9,528

Net cash used in financing activities	(19,118)	(68,312)

Net decrease in cash and cash equivalents	(204)	(801)
Cash and cash equivalents at beginning of period	2,009	4,381

Cash and cash equivalents at end of period	$1,805	$3,580

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,545	$16,419
Income taxes	18,792	20,115

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Other Information

Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment for accounting purposes, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. indirectly owns approximately 77% of the common stock of Cox Radio and has approximately 97% of the voting power of Cox Radio.

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

The results of operations for the three-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other period.

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

For the nine months ended September 30, 2008, there were no material changes in unrecognized tax benefits. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next 12 months due to the settlement of ongoing audits or the lapse of statutes of limitations, Cox Radio does not expect any change in the amount of unrecognized tax benefits to be material to its financial statements.

As of September 30, 2008, Cox Radio’s federal income tax return examinations were completed through tax years ended 2003, and Cox Radio’s significant state tax return examinations were completed through tax years ended 2004.

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

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 24% and 26% of total revenues for the three-month periods ended September 30, 2008 and 2007, respectively, and 24% and 25% of total revenues for the nine-month periods ended September 30, 2008 and 2007, respectively.

3.	Earnings Per Common Share and Capital Structure

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)
Net income (loss)	$15,871	$20,196	$(46,677)	$53,983

Earnings per share – basic
Weighted average common shares outstanding	82,793	93,896	85,364	94,691

Net income (loss) per common share – basic	$0.19	$0.22	$(0.55)	$0.57

Earnings per share – diluted
Weighted average common shares outstanding	82,793	93,896	85,364	94,691
Effect of dilutive securities:
Employee Stock Purchase Plan	—	29	—	37
Long-Term Incentive Plan	590	533	—	551

Shares applicable to earnings per share – diluted	83,383	94,458	85,364	95,279

Net income (loss) per common share – diluted	$0.19	$0.21	$(0.55)	$0.57

Options to purchase 5.8 million and 6.0 million shares of Class A common stock were excluded from the computation of net income per common share – diluted for the three-month periods ended September 30, 2008 and 2007, respectively, because the exercise price of these options was greater than the average market price of the common stock during the respective periods. Options to purchase 5.7 million and 6.0 million shares of Class A common stock were excluded from the computation of net income per common share – diluted for the nine-month periods ended September 30, 2008 and 2007, respectively, because the exercise price of these options was greater than the average market price of the common stock during the respective periods.

4.	Long-Term Debt, Commitments and Contingencies

At September 30, 2008 and December 31, 2007, outstanding long-term debt consisted only of amounts borrowed under the revolving credit facility described below.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior secured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At September 30, 2008, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At September 30, 2008, Cox Radio had $415 million of outstanding indebtedness under the credit facility with $185 million available for borrowing. The interest rate applied to amounts due under the credit facility was 3.1% at September 30, 2008. At December 31, 2007, Cox Radio had $320 million of outstanding indebtedness under the credit facility with $280 million available for borrowing. The interest rate applied to amounts due under the facility was 5.7% at December 31, 2007. Since the interest rate under the credit facility is variable, the recorded balance of the credit facility approximates fair value.

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. In August 2007, Cox Radio amended this agreement to increase the guarantee to up to $6 million and to extend the expiration to June 2009. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At September 30, 2008 and December 31, 2007, the carrying value of this guarantee was $0.7 million and $0.6 million, respectively.

In January 2005, Cox Radio paid $2 million for an option to purchase five radio stations serving the Athens, Georgia market for $60 million. Under the terms of the option agreement, Cox Radio paid the sellers $5 million in each of July 2006 and July 2007. In January 2008, Cox Radio exercised its option, and in February 2008, Cox Radio entered into a definitive asset purchase agreement to acquire the original five radio stations subject to the option and an additional station in Washington, Georgia, for $60 million, less amounts previously paid of $12 million. The station in Washington, Georgia has been relocated to Athens, Georgia. Cox Radio consummated this acquisition on August 1, 2008. The majority of the $60 million purchase price, adjusted for customary closing adjustments, was allocated to FCC licenses upon consummation of the transaction.

Cox Radio has an effective shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of

Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may also offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of up to $300 million. Under SEC rules, Cox Radio’s shelf registration statement will expire on December 1, 2008, unless Cox Radio files a new registration statement prior to such expiration date.

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

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
September 30, 2008
FCC licenses and other intangible assets	$1,524,071	$602	$1,523,469
Goodwill	197,131	—	197,131

December 31, 2007
FCC licenses and other intangible assets	$1,593,120	$578	$1,592,542
Goodwill	211,608	—	211,608

Amortization was less than $0.1 million for each of the three-month periods ended September 30, 2008 and 2007.

On August 1, 2008, Cox Radio consummated the acquisition of six radio stations serving the Athens, Georgia market. The six stations - WNGC-FM, WGMG-FM, WPUP-FM, WGAU-AM, WRFC-AM and WXKT-FM – were acquired for approximately $60 million, less $12 million previously paid to the sellers. Of the $60 million purchase price, $54.7 million was allocated to FCC licenses, $1.3 million was allocated to other intangible assets and $1.3 million was allocated to goodwill.

In July 2008, Cox Radio completed a signal upgrade for WRKA-FM in Louisville, Kentucky and, in connection therewith, reclassified $6.8 million from other assets to FCC licenses.

6.	Shareholders’ Equity

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

In March 2008, the Executive Committee of Cox Radio’s Board of Directors authorized a third $100 million share repurchase program. The amount and timing of repurchases will be determined by management and repurchased shares will be held in treasury. The plan has no expiration date, and Cox Radio may commence, suspend or terminate repurchases without prior notice.

As of September 30, 2008, Cox Radio had purchased a combined total of 20.6 million shares of Class A common stock for an aggregate purchase price of approximately $256.5 million, including commissions and fees, at an average price of $12.44 per share. As of September 30, 2008, $43.5 million remained authorized as available to repurchase outstanding shares.

7.	Stock-Based Compensation and Long-Term Incentive Plans

During the nine-month periods ended September 30, 2008 and 2007, Cox Radio accounted for two stock-based employee compensation plans, restricted stock and restricted stock units issued under the LTIP and the Employee Stock Purchase Plan (ESPP). Cox Radio accounted for these plans in accordance with SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. Awards of restricted stock and restricted stock units fully vest five years after the date of grant and are subject to a risk of forfeiture until the vesting date. Unlike standard restricted stock awards, no shares of common stock are issued upon the date of grant of restricted stock units. Instead, restricted stock units represent an agreement to issue Class A common stock upon vesting. The ESPP terminated during the second quarter of 2008, and 118,150 shares of Class A common stock were issued under the plan effective June 30, 2008.

For the three-month and nine-month periods ended September 30, 2008, compensation cost recognized in the income statement for stock-based compensation arrangements was $0.5 million and $3.3 million, respectively. The related income tax benefit for the three-month and nine-month periods ended September 30, 2008 was $0.2 million and $1.2 million, respectively. For the three-month and nine-month periods ended September 30, 2007, compensation cost recognized in the income statement for stock-based compensation arrangements was $0.4 million and $1.6 million, respectively. The related income tax benefit for the three-month and nine-month periods ended September 30, 2007 was $0.2 million and $0.6 million, respectively.

As of September 30, 2008, there was $5.0 million of total unrecognized compensation expense related to awards of restricted stock and restricted stock units. This expense is expected to be recognized over a weighted-average period of 3.3 years, as the awards vest. No shares of restricted stock were awarded under the LTIP during the three-month periods ended September 30, 2008 and 2007. During the three-month period ended September 30, 2008, 10,229 shares of restricted stock vested. No shares of restricted stock vested during the three-month period ended September 30, 2007.

There were no options exercised during the three-month periods ended September 30, 2008 and 2007. There were no options granted during the three-month periods ended September 30, 2008 and 2007.

During the nine-month periods ended September 30, 2008 and 2007, Cox Radio also accounted for awards of performance units, which are not a form of stock-based compensation under SFAS No. 123R. Compensation expense related to performance units is recognized over the vesting period based on the amount that is expected to be paid upon vesting of the awards. Performance units are issued under the LTIP and payouts, if any, are based on Cox Radio’s financial performance over a five-year period. During the second quarter of 2008, Cox Radio revalued its performance unit awards to reflect amounts ultimately expected to be paid out upon vesting, which resulted in a reversal of previously-accrued compensation expense to reflect updated expectations. For the three-month and nine-month periods ended September 30, 2008, compensation expense recognized in the income statement for performance units was $1.0 million and $(2.5) million, respectively, which includes the impact of this revaluation. For the three-month and nine-month periods ended September 30, 2007, compensation expense recognized in the income statement for performance units was $1.6 million and $4.4 million, respectively.

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

General

Cox Radio is a leading national radio broadcasting company whose business is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 77% of the common stock of Cox Radio and has approximately 97% of the voting power of Cox Radio.

The primary source of Cox Radio’s revenues is the sale of local and national advertising to be broadcast on its radio stations. For the three-month periods ended September 30, 2008 and 2007, respectively, approximately 71% and 70% of Cox Radio’s net revenues were generated from local advertising. For the three-month periods ended September 30, 2008 and 2007, respectively, approximately 20% and 21% of Cox Radio’s net revenues were generated from national advertising. Cox Radio’s most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

On August 1, 2008, Cox Radio acquired six radio stations serving the Athens, Georgia market. The stations were acquired for an aggregate purchase price of approximately $60 million, of which $12 million had been previously paid to the sellers under an option agreement, and the remaining $48 million was funded with borrowings under our credit facility. The majority of the $60 million purchase price, adjusted for customary closing adjustments, was allocated to FCC licenses upon consummation of the transaction.

In September 2006, Cox Radio acquired WOKV-FM (formerly WBGB-FM), which serves the Jacksonville, Florida market, for a purchase price of approximately $7.7 million.

Results of Operations

Cox Radio’s results of operations represent the operations of the radio stations owned or operated by Cox Radio, or for which it provides sales and marketing services, during the applicable periods. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report.

Three months ended September 30, 2008 compared to three months ended September 30, 2007:

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$74,549	$77,227	$(2,678)	(3.5)%
National	20,941	24,472	(3,531)	(14.4)%
Other	9,374	10,066	(692)	(6.9)%

Total net revenues	$104,864	$111,765	$(6,901)	(6.2)%

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

Net revenues for the third quarter of 2008 were $104.9 million, down 6.2% from the third quarter of 2007. Local revenues decreased 3.5%, national revenues decreased 14.4% and other revenues, which include Internet and other non-traditional revenues, decreased 6.9%, each as compared to the third quarter of 2007. Overall, revenues have declined relative to the prior year due to continued overall weakness in advertising. Our stations in Houston, Long Island, Birmingham, Tulsa and Louisville delivered revenue growth during the third quarter of 2008. Revenue growth at these stations was more than offset by results of our stations in Atlanta, Orlando, Miami, Southern Connecticut and Jacksonville, where net revenues were down for the quarter.

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$25,114	$24,242	$872	3.6%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services increased $0.9 million, or 3.6% compared to the third quarter of 2007. This increase was primarily the result of additional costs associated with programming talent in our Atlanta and Tampa markets.

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$41,715	$42,229	$(514)	(1.2)%

Selling, general and administrative expenses are comprised of expenses incurred by our sales, promotion and general and administrative departments. These expenses decreased $0.5 million, or 1.2% when compared to the third quarter of 2007. For the third quarter of 2008, decreases in sales commissions and bonuses were partially offset by an increase in promotion expenses in our Atlanta and Louisville markets.

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$4,865	$5,334	$(469)	(8.8)%
Depreciation and amortization	2,584	2,741	(157)	(5.7)%
Other operating expense, net	73	81	(8)	(9.9)%

Corporate general and administrative expenses decreased $0.5 million, or 8.8% when compared to the third quarter of 2007. This decrease was attributable to a decrease in incentive compensation and legal accruals, as well as a reduction in compensation expense associated with performance units awarded to corporate employees under our Long-Term Incentive Plan (LTIP).

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Operating income	$30,513	$37,138	$(6,625)	(17.8)%

Operating income for the third quarter of 2008 was $30.5 million compared to $37.1 million for the third quarter of 2007.

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Interest expense	$3,214	$5,044	$(1,830)	(36.3)%

Interest expense during the third quarter of 2008 decreased $1.8 million, or 36.3% when compared to the third quarter of 2007, due to a lower borrowing rate under our credit facility. The average interest rate on our credit facility was 3.1% during the third quarter of 2008 and 6.2% during the third quarter of 2007.

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$1,380	$7,487	$(6,107)	(81.6)%
Deferred	10,048	4,882	5,166	105.8%

Total income tax expense	$11,428	$12,369	$(941)	(7.6)%

Income tax expense decreased approximately $0.9 million to $11.4 million in the third quarter of 2008, as compared to the third quarter of 2007. This was attributable to a decrease in income before income taxes, offset in part by an increase in estimated effective state income tax rates. Our overall effective tax rate was 41.9% for the third quarter of 2008 and 38.0% for the third quarter of 2007.

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Net income	$15,871	$20,196	$(4,325)	(21.4)%

Net income for the third quarter of 2008 was $15.9 million, a decrease of $4.3 million from the third quarter of 2007. This decrease was attributable to the various factors discussed above.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007:

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$222,328	$233,262	$(10,934)	(4.7)%
National	61,646	70,204	(8,558)	(12.2)%
Other	26,920	27,054	(134)	(0.5)%

Total net revenues	$310,894	$330,520	$(19,626)	(5.9)%

Net revenues for the first nine months of 2008 decreased $19.6 million, a 5.9% decrease compared to the first nine months of 2007. Local revenues decreased 4.7%, national revenues decreased 12.2% and other revenues decreased 0.5%, each as compared to the first nine months of 2007, due to overall weakness in the economy and the advertising market. Our stations in Houston, Long Island, Birmingham and Tulsa delivered revenue growth during the first nine months of 2008. Those increases were more than offset by results of our stations in Atlanta, Orlando, Miami, Tampa, Jacksonville and Richmond, where revenues were down for the first nine months of 2008.

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$71,217	$69,825	$1,392	2.0%

Cost of services increased $1.4 million, or 2.0% over the first nine months of 2007. This increase was primarily the result of additional costs associated with programming talent.

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$123,714	$132,626	$(8,912)	(6.7)%

Selling, general and administrative expenses decreased $8.9 million, or 6.7% compared to the first nine months of 2007, due to decreased compensation expense associated with performance units awarded under our LTIP and a decline in sales commissions and bonuses.

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$13,752	$16,043	$(2,291)	(14.3)%
Depreciation and amortization	7,922	8,467	(545)	(6.4)%
Impairment of intangible assets	147,633	—	147,633	100.0%
Other operating expense, net	134	166	(32)	(19.3)%

Corporate general and administrative expenses decreased 14.3%, or $2.3 million compared to the third quarter of 2007, primarily due to a reduction in compensation expense associated with performance units awarded to corporate employees under our LTIP.

During the second quarter of 2008, we recorded a $147.6 million non-cash impairment charge ($96.8 million net of tax) to reduce the carrying value of intangible assets in our Greenville, Honolulu, Houston, Jacksonville, Louisville, Miami, Richmond, San Antonio, Southern Connecticut and Tulsa markets to their estimated fair values. The write-down was pursuant to Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain intangible assets be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the assets might be impaired. In addition to the write-down during second quarter of 2008, we also recorded non-cash impairment charges during the years ended December 31, 2007 and 2006. Each of these impairments were necessary due to slowing radio market revenues and declining radio station transaction multiples. These trends have been experienced by other traditional media companies, including television and newspapers, as has been well documented in the financial press. Furthermore, these trends are not specific to any of our individual markets, but rather are affecting valuations in the industry as a whole, as evidenced not only by observed, industry-wide, private transaction multiples, but in public company valuations as well, both of which have undergone sustained, gradual declines in recent years. For more detail regarding the second quarter 2008 charge, see Note 5 to the unaudited consolidated financial statements included in this report.

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Operating (loss) income	$(53,478)	$103,393	$(156,871)	*

*	Change was not statistically meaningful

Our operating loss for the first nine months of 2008 was $53.5 million, compared to operating income of $103.4 million for the first nine months of 2007. This decline was primarily due to the $147.6 million non-cash impairment charge discussed above.

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Interest expense	$10,114	$16,119	$(6,005)	(37.3)%

Interest expense during the first nine months of 2008 totaled $10.1 million, as compared to $16.1 million for the first nine months of 2007. This decrease was primarily attributable to a lower borrowing rate under our credit facility. The average rate on our credit facility was 3.6% during the first nine months of 2008 and 6.1% during the first nine months of 2007.

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Income tax expense (benefit):
Current	$13,308	$21,142	$(7,834)	(37.1)%
Deferred	(30,196)	12,940	(43,136)	*

Total income tax (benefit) expense	$(16,888)	$34,082	$(50,970)	*

*	Change was not statistically meaningful

Income tax expense decreased to a net income tax benefit of $16.9 million in the first nine months of 2008, as compared to the first nine months of 2007, due primarily to the non-cash impairment charge discussed above. Our effective tax rate for the first nine months of 2008 and 2007 was 26.6% and 38.7%, respectively.

	September 30, 2008	September 30, 2007	$ Change	% Change
	(Amounts in thousands)
Net (loss) income	$(46,677)	$53,983	$(100,660)	*

*	Change was not statistically meaningful

Our net loss for the first nine months of 2008 was $46.7 million, compared to net income of $54.0 million for the first nine months of 2007, due to lower revenues and the non-cash impairment charge recognized in the second quarter of 2008.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Primary sources of liquidity are cash provided by operations and cash borrowed under our bank credit facility. Primary uses of liquidity include debt service, acquisitions, capital expenditures, common stock repurchases and investments in signal upgrades.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $80.5 million, as compared to $79.7 million for the nine months ended September 30, 2007. Changes in working capital resulted in a $1.8 million net use of cash for the nine months ended September 30, 2008, as compared to a $3.9 million net use of cash for the nine months ended September 30, 2007. These working capital changes are the result of routine timing differences between the receipt and payment of cash. Cox Radio expects future net cash provided by operating activities to provide sufficient funding for operations in the foreseeable future.

Net cash used in investing activities was $61.5 million for the nine months ended September 30, 2008, an increase of $49.3 million over the nine months ended September 30, 2007. This increase was primarily due to the acquisition of six radio stations serving the Athens, Georgia market, which closed on August 1, 2008.

Net cash used in financing activities was $19.1 million for the nine months ended September 30, 2008, a decrease of $49.2 million from the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we used $104.1 million to repurchase shares of our Class A common stock, as compared to $28.4 million during the nine months ended September 30, 2007. See Item 2 in Part II of this report for more information regarding our stock repurchase programs. Financing activities also included $95 million of net borrowings under our revolving credit facility for the first nine months of 2008, as compared to net repayments of $50 million in the comparable 2007 period.

Cox Radio has an effective shelf registration statement under which Cox Radio may from time to time offer and issue debentures, notes, bonds and other indebtedness and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of Class A common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights, and two financing trusts sponsored by Cox Radio may also offer and issue preferred securities of the trusts for an original maximum aggregate offering amount of up to $300 million. Under SEC rules, Cox Radio’s shelf registration statement will expire on December 1, 2008, unless Cox Radio files a new registration statement prior to such expiration date. Cox Radio does not expect to file a new registration statement prior to December 1, 2008, nor does Cox Radio expect to offer or sell any securities under its shelf registration statement prior to expiration.

In addition, daily cash management needs have been funded through intercompany advances from Cox Enterprises. Any borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for Cox Radio. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a London Interbank Offered Rate (LIBOR) based rate (3.1% at September 30, 2008 and 6.0% at December 31, 2007) dependent upon Cox Radio’s credit rating. Cox Radio owed Cox Enterprises approximately $5.5 million at September 30, 2008 and $16.6 million at December 31, 2007.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior secured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At September 30, 2008, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At September 30, 2008, Cox Radio had $415 million of outstanding indebtedness under the credit facility with $185 million available for borrowing. The interest rate applied to amounts due under the credit facility was 3.1% at September 30, 2008. At December 31, 2007, Cox Radio had $320 million of outstanding indebtedness under the credit facility with $280 million available for borrowing. The interest rate applied to amounts due under the facility was 5.7% at December 31, 2007. Since the interest rate under the credit facility is variable, the recorded balance of the credit facility approximates fair value.

On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. A Lehman subsidiary is a lender under the Cox Radio credit facility, and at September 30, 2008, the Lehman subsidiary had an unfunded commitment under the credit facility of approximately $5.0 million. Cox Radio believes the Lehman bankruptcy and its potential impact on subsidiaries of Lehman will not have a material adverse effect on Cox Radio.

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

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. In August 2007, Cox Radio amended this agreement to increase the guarantee to up to $6 million and to extend the expiration to June 2009. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. Cox Radio believes that while the value of the stations currently may be insufficient to repay the outstanding debt in full, any shortfall would be immaterial. At September 30, 2008 and December 31, 2007, the carrying value of this guarantee was $0.7 million and $0.6 million, respectively.

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

The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox Radio’s borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facility and borrowings from Cox Enterprises bear interest based on current market rates and, thus, approximate fair value. Cox Radio is exposed to interest rate volatility with respect to variable rate debt instruments. If the LIBOR borrowing rates were to increase 1% above the rates at September 30, 2008, Cox Radio’s interest expense on the revolving credit facility would increase by approximately $4.2 million on an annual basis.

ITEM 4.	Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2008, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	During the third quarter of 2008, Cox Radio had one share repurchase program pursuant to which shares of its Class A common stock could be repurchased in the open market or through privately negotiated transactions, with the amount and timing of repurchases to be determined by the company’s management. This program was authorized in March 2008. Repurchased shares are held in treasury, and the program has no expiration date. Cox Radio may commence, suspend or terminate repurchases without prior notice, depending on market conditions and various other factors.

The following table sets forth certain information concerning the repurchase of Cox Radio’s Class A common stock during the three-month period ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	1,984,167	$10.24	1,982,400	$69.7 million
August 1, 2008 to August 31, 2008	972,100	$10.99	972,100	$59.0 million
September 1, 2008 to September 30, 2008	1,422,847	$10.88	1,422,700	$43.5 million

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Listed below are the exhibits, which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1) 2.1	—	Asset Purchase Agreement, dated as of February 4, 2008, by and among Cox Radio, Inc., Southern Broadcasting of Athens, Inc., Southern Broadcasting of Pensacola, Inc., New Broadcast Investment Properties, Inc. and Southern Broadcasting Companies, Inc.

(2) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(3) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.

(4) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(5) 4.1	—	Form of Specimen Class A common stock certificate.

(6) 10.1	—	Credit Agreement, dated as of July 26, 2006, by and among Cox Radio, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Lehman Brothers Inc. and Citibank, N.A., as Syndication Agents, Wachovia Capital Markets, LLC and Bank of Tokyo-Mitsubishi UFJ Trust Company, as Documentation Agents and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunners.

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Exhibit 2.1 of Cox Radio’s Form 8-K dated February 4, 2008 and filed February 6, 2008.
(2)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(4)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(5)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(6)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Form 8-K dated July 26, 2006 and filed July 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

November 7, 2008	/s/ Neil O. Johnston
Neil O. Johnston
Vice President and Chief Financial
Officer (Principal Financial Officer,
Principal Accounting Officer and
duly authorized officer)