Form 10-K
period 2008-12-31
COX RADIO INC
filed 2009-03-13
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates (assuming that the registrant’s affiliates are its officers, directors and 10% or greater stockholders) was $270,519,390 based on the closing price on the New York Stock Exchange on such date.

There were 21,447,204 shares of Class A common stock outstanding as of January 31, 2009.

There were 58,733,016 shares of Class B common stock outstanding as of January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Annual Report to Shareholders and the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III.

COX  RADIO / 2008  FORM  10-K

2008 FORM 10-K ANNUAL REPORT

Preliminary Notes

This annual report on Form 10-K is for the year ended December 31, 2008. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission (SEC) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Industry and market data used throughout this annual report is based on independent industry and government publications, reports by market research firms and other published independent sources. Some data also is based on our good faith estimates, which are derived from our review of internal surveys and independent sources.

COX  RADIO / 2008  FORM  10-K

PART I

ITEM 1.	Business

We are one of the largest radio broadcasting companies in the United States and our business constitutes one reportable segment for accounting purposes. We own, operate or provide sales and other services for 86 radio stations (71 FM and 15 AM) clustered in 19 markets. We operate three or more stations in 16 of our 19 markets and offer a wide range of programming formats in geographically diverse markets across the United States.

We are an indirect majority-owned subsidiary of Cox Enterprises, Inc., which indirectly owns approximately 77% of our common stock and has approximately 97% of the voting power of Cox Radio. There are two classes of common stock outstanding, Class A common stock, par value $0.33 per share, which is entitled to one vote per share, and Class B common stock, par value $0.33 per share, which is entitled to ten votes per share. Cox Enterprises’ wholly-owned subsidiary, Cox Media Group, Inc. (formerly Cox Broadcasting), owns 100% of our outstanding Class B common stock.

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

We seek to maximize the revenues and operating income of our radio stations by operating and developing clusters of stations in demographically attractive and growing markets, including Atlanta, Birmingham, Houston, Jacksonville, Miami, Orlando, San Antonio and Tampa. Further, we believe that our experienced senior management team is well-positioned to manage larger radio station clusters, as well as new radio station clusters, and take advantage of new opportunities arising in the U.S. radio broadcasting industry.

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

On August 1, 2008, Cox Radio acquired six radio stations serving the Athens, Georgia market. The stations were acquired for an aggregate purchase price of approximately $60 million, of which $12 million had been previously paid to the sellers under an option agreement, and the remaining $48 million was funded with borrowings under our credit facility. The majority of the $60 million purchase price, adjusted for customary closing adjustments, was allocated to Federal Communications Commission (FCC) licenses upon consummation of the transaction.

In September 2006, we acquired WOKV-FM (formerly WBGB-FM), which serves the Jacksonville, Florida market, for a purchase price of approximately $7.7 million. The majority of the purchase price was allocated to FCC licenses upon consummation of the transaction.

COX  RADIO / 2008  FORM  10-K

Radio Stations

The following table summarizes certain information relating to radio stations we own or operate:

Market (1) and Station Call Letters	Format	Target Demographic Group	Audience Share in Target Demographic Group	Rank in Target Demographic Group	Demographic Group (Adults 25-54)
					Audience Share	Rank

Atlanta(2)
WSB-AM	News/Talk	Adults 25-54	7.3	3	7.3	3
WALR-FM	Urban Adult Contemporary	Adults 25-54	7.5	2	7.5	2
WSB-FM	Adult Contemporary	Women 25-54	7.1	3	5.2	4
WBTS-FM	Rhythmic Contemporary Hit Radio	Adults 18-34	6.1	4	2.8	13
WSRV-FM	Classic Hits	Men 25-54	5.1	4	4.5	5

Athens (3)
WRFC-AM	Sports Radio	Men 25-54	–	–	–	–
WGAU-AM	News/Talk	Adults 35-54	–	–	–	–
WPUP-FM	Classic Rock	Adults 25-54	–	–	–	–
WNGC-FM	Contemporary Country	Adults 25-54	–	–	–	–
WGMG-FM	Adult Contemporary	Adults 25-54	–	–	–	–
WXKT-FM	Rock	Adults 25-54	–	–	–	–

Birmingham
WBHJ-FM	Hip Hop	Adults 18-34	16.7	1	7.1	3
WBHK-FM	R&B/Soul	Adults 25-54	12.1	1	12.1	1
WZZK-FM	Country	Adults 25-54	8.4	2	8.4	2
WBPT-FM	Classic Hits	Adults 25-54	4.8	6	4.8	6
WAGG-AM	Gospel	Adults 35-54	4.4	9	3.9	11
WPSB-AM	Spanish	Adults 25-54	–	–	–	–
WNCB-FM	New Country	Adults 18-34	2.2	13	2.1	15

Dayton
WHKO-FM	Country	Adults 25-54	7.7	3	7.7	3
WHIO-AM/WHIO-FM(4)	News/Talk	Adults 35-54	7.2	5	6.1	6
WZLR-FM	Classic Hits	Adults 25-54	2.4	12	2.4	12

Greenville
WJMZ-FM	Urban	Adults 25-54	10.4	1	10.4	1
WHZT-FM	Rhythmic Contemporary Hit Radio	Adults 18-34	9.0	4	4.0	11

Honolulu
KRTR-FM	Adult Contemporary	Women 25-54	10.0	2	7.4	2
KCCN-FM	Hawaiian Contemporary Hit Radio	Adults 18-34	9.5	2	6.3	3
KPHW-FM	Rhythmic Contemporary Hit Radio	Women 18-34	10.7	1	3.9	12
KINE-FM	Hawaiian Adult Contemporary	Adults 25-54	6.1	4	6.1	4
KRTR-AM	Soft Adult Contemporary	Adults 25-54	0.6	26	0.6	26
KKNE-AM	Traditional Hawaiian	Adults 45+	0.8	25	0.4	29

Houston(5)
KHTC-FM	Classic Hits	Adults 35-54	3.9	10	3.1	16
KKBQ-FM	Country	Adults 25-54	4.1	10	4.1	10
KTHT-FM	Country Legends	Adults 35-54	2.2	19	1.7	21
KHPT-FM	‘80s	Adults 25-44	3.3	12	3.3	15

COX  RADIO / 2008  FORM  10-K

Market (1) and Station Call Letters	Format	Target Demographic Group	Audience Share in Target Demographic Group	Rank in Target Demographic Group	Demographic Group (Adults 25-54)
					Audience Share	Rank

Jacksonville
WFYV-FM	Classic Rock	Men 25-54	6.9	3	4.8	8
WOKV-AM/WOKV-FM(4)	News/Talk	Adults 35-54	8.5	1	7.2	2
WAPE-FM	Contemporary Hit Radio	Women 18-34	10.8	2	4.8	8
WMXQ-FM	‘80s	Adults 25-49	3.1	12	3.1	13
WJGL-FM	Classic Hits	Adults 35-54	7.0	5	6.0	6

Long Island(5)
WBLI-FM	Contemporary Hit Radio	Women 18-34	13.4	2	6.2	3
WBAB-FM/WHFM-FM(4)	Mainstream Rock	Men 25-54	8.3	1	6.6	2

Louisville
WVEZ-FM	Adult Contemporary	Women 25-54	9.1	2	5.6	4
WSFR-FM	Classic Rock	Men 25-54	7.5	3	5.5	5
WQNU-FM	New Country	Adults 25-44	2.5	13	3.1	13
WRKA-FM	Country Legends	Adults 35-54	3.7	9	3.3	11

Miami
WHQT-FM	Urban Adult Contemporary	Adults 25-54	7.2	1	7.2	1
WEDR-FM	Urban Contemporary	Adults 18-34	11.0	1	4.6	5
WFLC-FM	Adult Contemporary	Women 25-54	5.9	4	5.3	3
WHDR-FM	Active Rock	Men 18-34	4.6	6	2.4	17

Orlando
WCFB-FM	Urban Adult Contemporary	Adults 25-54	7.4	1	7.4	1
WPYO-FM	Rhythmic Contemporary Hit Radio	Adults 18-34	9.0	1	3.1	17
WDBO-AM	News/Talk	Adults 35-54	4.6	8	3.6	12
WHTQ-FM	Classic Rock	Men 35-54	5.7	4	3.5	13
WWKA-FM	Country	Adults 25-54	5.7	3	5.7	3
WMMO-FM	Rock Adult Contemporary	Adults 25-54	4.6	7	4.6	7

Richmond
WKLR-FM	Classic Rock	Men 25-54	6.0	6	4.3	10
WKHK-FM	Country	Adults 25-54	6.7	4	6.7	4
WMXB-FM	Adult Contemporary	Women 25-54	4.2	10	2.9	13
WDYL-FM	Alternative Rock	Men 18-34	5.2	6	1.8	15

San Antonio
KONO-FM/KONO-AM (4)	Greatest Hits	Adults 35-54	6.9	1	5.5	3
KISS-FM	Active Rock	Men 18-49	11.8	1	6.3	1
KSMG-FM	Hot Adult Contemporary	Women 25-54	4.2	8	3.2	14
KCYY-FM	Country	Adults 25-54	5.0	5	5.0	5
KPWT-FM	Rhythmic Contemporary Hit Radio	Adults 18-34	5.4	4	2.4	18
KKYX-AM	Country Legends	Adults 35-64	1.4	20	0.7	26

Southern Connecticut
Bridgeport/Fairfield County
WEZN-FM	Adult Contemporary	Women 25-54	13.5	2	9.5	2

New Haven
WPLR-FM	Classic Rock	Men 25-54	12.3	1	9.4	1
WYBC-FM (6)	Urban Adult Contemporary	Adults 25-54	8.0	2	8.0	2

COX  RADIO / 2008  FORM  10-K

Market (1) and Station Call Letters	Format	Target Demographic Group	Audience Share in Target Demographic Group	Rank in Target Demographic Group	Demographic Group (Adults 25-54)
					Audience Share	Rank

Stamford-Norwalk
WCTZ-FM	Adult Contemporary	Women 35-54	4.7	4	3.6	6
WFOX-FM	Classic Rock	Adults 25-54	2.4	12	2.4	12
WSTC-AM/WNLK-AM	News/Talk	Adults 35-54	1.6	19	1.2	27

Tampa
WWRM-FM	Adult Contemporary	Women 25-54	7.5	1	4.6	5
WDUV-FM	Soft Adult Contemporary	Adults 35-64	6.1	2	3.3	14
WXGL-FM	Classic Hits	Adults 35-54	4.4	7	3.6	10
WSUN-FM	Alternative Rock	Men 18-34	7.6	5	3.0	18
WPOI-FM	‘80s	Adults 25-54	3.6	10	3.6	10
WHPT-FM	Classic Rock	Men 25-44	12.1	1	7.8	1

Tulsa
KKCM-FM	Christian Contemporary	Women 25-54	6.1	5	4.4	8
KWEN-FM	Country	Adults 25-54	8.0	2	8.0	2
KJSR-FM	Classic Rock	Adults 35-54	6.0	4	5.4	5
KRMG-AM	News/Talk	Adults 35-54	5.4	5	4.6	7
KRAV-FM	Adult Contemporary	Women 25-54	7.8	2	5.6	4

Source: Arbitron Market Reports four-book average for Winter 2008, Spring 2008, Summer 2008 and Fall 2008, unless otherwise noted.

(1)	Metropolitan market served; city of license may differ.
(2)	Audience share and audience rank for the Atlanta market is a combination of three quarterly Arbitron Market Reports and one quarter of Arbitron’s Portable People Meter (PPM) data.
(3)	Ratings are not currently measured by Arbitron in this market.
(4)	Audience share and audience rank information for these stations are combined because the stations are simulcast.
(5)	Audience share and audience rank for these markets were derived from PPM data.
(6)	Station operated by us under a joint sales agreement (JSA).

COX  RADIO / 2008  FORM  10-K

Operating Strategy

The following is a description of the key elements of our operating strategy:

Clustering of Stations

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

Implementation of Our Management Philosophy

Our local station operations, supported by a lean corporate staff, employ a management philosophy emphasizing:

•	Market research and targeted programming;
•	A customer-focused selling strategy for advertising;
•	Marketing and promotional activities; and
•	Strong management teams.

Market Research and Targeted Programming

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

Through research, programming and marketing, we also seek to create a distinct and marketable local identity for each of our stations in order to enhance audience share and listener loyalty and to protect against direct format competition. To achieve this objective, we employ and promote distinct high-profile on-air personalities and local sports programming at many of our stations. For example, we broadcast “Rush Limbaugh” in Dayton, Jacksonville and Tulsa; “The Clark Howard Show” in Atlanta, Dayton, Jacksonville, Orlando, Stamford-Norwalk and Tulsa; “Neal Boortz” in Atlanta, Dayton, Jacksonville, Orlando and Tulsa; “Tom Joyner” in Atlanta, Birmingham, Greenville, Miami and Orlando; “Sean Hannity” in Atlanta, Dayton, Jacksonville, Orlando and Tulsa; the Jacksonville Jaguars in Jacksonville; and the Orlando Magic in Orlando.

Customer-Focused Selling Strategy for Advertising

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

COX  RADIO / 2008  FORM  10-K

Marketing and Promotional Activities

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

Strong Management Teams

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

Market Selection Considerations

Our acquisition strategy has been focused on clustering stations in our existing markets and making opportunistic acquisitions in additional markets in which we believe that we can achieve a leading position in terms of audience and revenue share in a cost-effective manner. Management believes that it has the financial resources and expertise to continue to pursue its acquisition strategy when appropriate opportunities arise. Certain future acquisitions may be limited by the multiple and cross-ownership rules of the FCC. See “Federal Regulation of Radio Broadcasting – General Ownership Matters.”

Station Considerations

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

COX  RADIO / 2008  FORM  10-K

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

Competition

The radio broadcasting industry is a highly competitive business. We currently are one of the largest radio broadcasting companies in the United States based on revenues. The success of each of our stations depends largely upon its audience ratings and its share of the overall advertising revenue within the particular market. Our stations compete for listeners directly with other radio stations in their respective markets, primarily on the basis of program content that appeals to a target demographic group. Within our markets, we compete with stations owned or operated by other radio broadcasting companies, and we believe our principal competitors include, but are not limited to, Clear Channel Communications, CBS Radio, Citadel Broadcasting, Radio One, Univision, Emmis Communications Corporation and Cumulus Media. By building a strong listener base consisting of a specific demographic in each of our markets, we are able to attract advertisers seeking to reach those listeners. Our stations compete for advertising revenue directly with other radio stations and with other electronic, broadcast and print media within their respective markets.

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

COX  RADIO / 2008  FORM  10-K

Potential advertisers can substitute advertising on radio stations with advertising through:

•	Broadcast television;
•	Cable television;
•	Direct broadcast satellite television;
•	Daily, weekly and free-distribution newspapers;
•	Other print media;
•	Billboards;
•	Direct mail; and
•	Other Internet media.

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

Federal Regulation of Radio Broadcasting

The ownership, operation and sale of radio stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the Communications Act). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequency, location and operating power of the stations; issues, renews and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the program content, employment practices, ownership and business operations of stations; and has the power to impose penalties, including license revocations, for violations of its rules or the Communications Act.

The following is a brief summary of certain provisions of the Communications Act and of specific FCC rules and policies. This summary focuses on provisions material to our business, and a reader should refer to the Communications Act, FCC rules and public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

License Renewal

Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. A station may continue to operate beyond the expiration date of its license if a timely-filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including interest groups and members of the public. The FCC must grant a renewal application submitted by the licensee of a broadcast station if it finds that, during the preceding term the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and there have been no other violations of the Communications Act or the rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny such applicant’s renewal application or grant the renewal application on such terms and conditions as are appropriate, including renewal for less than a full term.

COX  RADIO / 2008  FORM  10-K

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

COX  RADIO / 2008  FORM  10-K

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

Market(1) and Station Call Letters	Frequency	Expiration Date of License	Class	Height Above Average Terrain(2)	Power

Atlanta
WSB-AM	750 KHz	4/1/12	A	N.A.	50 kw
WALR-FM	104.1 MHz	4/1/12	C0	371 m	100 kw
WSB-FM	98.5 MHz	4/1/12	C0	313 m	100 kw
WBTS-FM	95.5 MHz	4/1/12	C1	432 m	40 kw
WSRV-FM(3)	97.1 MHz	4/1/04	C	483 m	100 kw

Athens
WRFC-AM	960 KHz	4/1/12	B	N.A.	5 kw day
2.5 kw night
WGAU-AM	1340 KHz	4/1/12	C	N.A.	1 kw
WPUP-FM	100.1 MHz	4/1/12	A	88 m	4.3 kw
WNGC-FM	106.1 MHz	4/1/12	C1	299 m	100 kw
WGMG-FM	102.1 MHz	4/1/12	C3	100 m	10 kw
WXKT-FM	103.7 MHz	4/1/12	C3	100 m	25 kw

Birmingham
WBHJ-FM	95.7 MHz	4/1/12	C2	306 m	12 kw
WBHK-FM	98.7 MHz	4/1/12	C1	408 m	39 kw
WZZK-FM	104.7 MHz	4/1/12	C0	404 m	100 kw
WBPT-FM	106.9 MHz	4/1/12	C0	404 m	100 kw
WAGG-AM	610 KHz	4/1/12	B	N.A.	5 kw day
1 kw night
WPSB-AM	1320 KHz	4/1/12	D	N.A.	5 kw day
0.111 kw night
WNCB-FM	97.3 MHz	4/1/12	C2	404 m	6.4 kw

Dayton
WHKO-FM(3)	99.1 MHz	10/1/04	B	325 m	50 kw
WHIO-AM(3)	1290 KHz	10/1/04	B	N.A.	5 kw
WHIO-FM	95.7 MHz	10/1/12	B	145 m	50 kw
WZLR-FM	95.3 MHz	10/1/12	A	98 m	6 kw

Greenville-Spartanburg
WJMZ-FM	107.3 MHz	12/1/11	C0	308 m	100 kw
WHZT-FM	98.1 MHz	12/1/11	C0	304 m	100 kw

Honolulu
KRTR-FM	96.3 MHz	2/1/14	C	645 m	75 kw
KCCN-FM	100.3 MHz	2/1/14	C	599 m	100 kw
KPHW-FM	104.3 MHz	2/1/14	C	645 m	75 kw
KINE-FM	105.1 MHz	2/1/14	C	599 m	100 kw
KRTR-AM	650 KHz	2/1/14	B	N.A.	10 kw
KKNE-AM	940 KHz	2/1/14	B	N.A.	10 kw

COX  RADIO / 2008  FORM  10-K

Market(1) and Station Call Letters	Frequency	Expiration Date of License	Class	Height Above Average Terrain(2)	Power

Houston
KHTC-FM	107.5 MHz	8/1/13	C	293 m	100 kw
KKBQ-FM	92.9 MHz	8/1/13	C	585 m	100 kw
KTHT-FM	97.1 MHz	8/1/13	C	563 m	100 kw
KHPT-FM	106.9 MHz	8/1/13	C	579 m	100 kw

Jacksonville
WFYV-FM	104.5 MHz	2/1/12	C	309 m	100 kw
WOKV-AM	690 KHz	2/1/12	B	N.A.	50 kw day
25 kw night
WOKV-FM	106.5 MHz	2/1/12	A	100 m	6 kw
WAPE-FM	95.1 MHz	2/1/12	C	300 m	100 kw
WMXQ-FM	102.9 MHz	2/1/12	C	309 m	100 kw
WJGL-FM	96.9 MHz	2/1/12	C	309 m	100 kw

Long Island
WBLI-FM(3)	106.1 MHz	6/1/06	B	152 m	49 kw
WBAB-FM	102.3 MHz	6/1/14	A	82 m	6 kw
WHFM-FM	95.3 MHz	6/1/14	A	108 m	5 kw

Louisville
WVEZ-FM	106.9 MHz	8/1/12	B	204 m	24.5 kw
WSFR-FM	107.7 MHz	8/1/12	B1	173 m	8.2 kw
WQNU-FM	103.1 MHz	8/1/12	C2	169 m	23 kw
WRKA-FM	103.9 MHz	8/1/12	A	149 m	1.35 kw

Miami
WHQT-FM	105.1 MHz	2/1/12	C0	307 m	100 kw
WEDR-FM	99.1 MHz	2/1/12	C1	280 m	100 kw
WFLC-FM	97.3 MHz	2/1/12	C	307 m	100 kw
WHDR-FM	93.1 MHz	2/1/12	C0	307 m	100 kw

Orlando
WCFB-FM	94.5 MHz	2/1/12	C0	453 m	100 kw
WPYO-FM	95.3 MHz	2/1/12	C3	144 m	12 kw
WDBO-AM	580 KHz	2/1/12	B	N.A.	5 kw
WHTQ-FM	96.5 MHz	2/1/12	C	454 m	100 kw
WWKA-FM	92.3 MHz	2/1/12	C	454 m	100 kw
WMMO-FM	98.9 MHz	2/1/12	C2	159 m	44 kw

Richmond
WKLR-FM	96.5 MHz	10/1/11	B	138 m	50 kw
WKHK-FM	95.3 MHz	10/1/11	B	156 m	47 kw
WMXB-FM	103.7 MHz	10/1/11	B	256 m	20 kw
WDYL-FM	101.1 MHz	10/1/11	A	112 m	4 kw

COX  RADIO / 2008  FORM  10-K

Market(1) and Station Call Letters	Frequency	Expiration Date of License	Class	Height Above Average Terrain(2)	Power

San Antonio
KONO-FM	101.1 MHz	8/1/13	C1	302 m	98 kw
KONO-AM	860 KHz	8/1/13	B	N.A.	5 kw day
0.9 kw night
KISS-FM	99.5 MHz	8/1/13	C	453 m	100 kw
KSMG-FM	105.3 MHz	8/1/13	C	453 m	100 kw
KCYY-FM	100.3 MHz	8/1/13	C0	300 m	100 kw
KPWT-FM	106.7 MHz	8/1/13	C0	310 m	100 kw
KKYX-AM	680 KHz	8/1/13	B	N.A.	50 kw day
10 kw night

Southern Connecticut
Bridgeport
WEZN-FM	99.9 MHz	4/1/14	B	204 m	27.5 kw
New Haven
WPLR-FM	99.1 MHz	4/1/14	B	276 m	15 kw
WYBC-FM(4)	94.3 MHz	4/1/14	A	144 m	3 kw
Stamford-Norwalk
WCTZ-FM	96.7 MHz	4/1/14	A	100 m	3 kw
WFOX-FM	95.9 MHz	4/1/14	A	91 m	3 kw
WSTC-AM	1400 KHz	4/1/14	C	N.A.	0.78 kw
WNLK-AM	1350 KHz	4/1/14	B	N.A.	1 kw day
0.5 kw night

Tampa
WWRM-FM	94.9 MHz	2/1/12	C	470 m	100 kw
WDUV-FM	105.5 MHz	2/1/12	C1	410 m	46 kw
WXGL-FM	107.3 MHz	2/1/12	C1	182 m	100 kw
WSUN-FM	97.1 MHz	2/1/12	C2	224 m	11.5 kw
WPOI-FM	101.5 MHz	2/1/12	C	470 m	100 kw
WHPT-FM	102.5 MHz	2/1/12	C	503 m	100 kw

Tulsa
KKCM-FM	102.3 MHz	6/1/13	C2	150 m	50 kw
KWEN-FM	95.5 MHz	6/1/13	C	405 m	100 kw
KJSR-FM	103.3 MHz	6/1/13	C	390 m	100 kw
KRMG-AM	740 KHz	6/1/13	B	N.A.	50 kw day
25 kw night
KRAV-FM	96.5 MHz	6/1/13	C	453 m	100 kw
(1)	Metropolitan market served; city of license may differ.
(2)	Height above average terrain not applicable to AM stations.
(3)	A timely-filed license renewal application is pending at the FCC.
(4)	We provide sales and other services to this station pursuant to a JSA.

General Ownership Matters

The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. To obtain the FCC’s prior consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. Depending on whether

COX  RADIO / 2008  FORM  10-K

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

In December 2000, the FCC eliminated its longstanding rule which provided that a minority stock interest in a corporation would not be deemed attributable if there were a single holder of more than 50% of the outstanding voting power of the corporation. The United States Court of Appeals for the District of Columbia Circuit subsequently reversed a similar rule change that the FCC had adopted with respect to the ownership of cable systems. The FCC then suspended elimination of the exemption as it applies to the ownership of broadcast stations and commenced a rulemaking to evaluate further whether to retain the exemption. In February 2008, the FCC tentatively concluded that it should reinstate the single majority shareholder exemption to its broadcast attribution rules and sought further public comment. Since our indirect parent company, Cox Enterprises, owns more than 50% of our outstanding voting power, our ownership structure would qualify for the single majority shareholder exemption if it is reinstated by the FCC.

The FCC treats all partnership interests as attributable, except for those limited partnership interests that are “insulated” by the terms of the limited partnership agreement from “material involvement” in the media-related activities of the partnership. The FCC applies the same attribution and insulation standards to limited liability companies and other new business forms.

The FCC treats as attributable a party’s equity and debt interests in a station licensee if, when combined, such interests exceed 33% of the value of such station licensee’s total assets and if the party holding the interests either (a) supplies more than 15% of the station’s total weekly programming (whether or not through a local marketing agreement (LMA)) or (b) has an attributable interest in another media entity in the same market. Equity and debt interests in small businesses that qualify under FCC rules as “eligible entities” may be subject to thresholds higher than the 33% limit before those interests become attributable. Under these rules, all non-conforming interests acquired before November 7, 1996 (other than LMAs) are permanently grandfathered and thus do not constitute attributable ownership interests. Neither Cox Enterprises nor any of its controlled affiliates have grandfathered non-conforming interests in us.

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

Local Marketing Agreements and Joint Sales Agreements

A significant number of radio broadcast licensees, including us, have entered into LMAs or JSAs. Under a typical LMA, separately-owned and licensed radio stations serving a common geographic area agree to function cooperatively in terms of programming, advertising sales and various administrative duties, subject to the licensee of each station maintaining independent control over the programming and station operations of its own station and compliance with other requirements of the FCC’s rules and policies as well as the antitrust laws. The LMA concept is referred to in the FCC rules as “time brokerage” under which a licensee of a station is permitted to sell the right to broadcast blocks of time on its station to an entity or entities which program the blocks of time and

COX  RADIO / 2008  FORM  10-K

sell their own commercial advertising announcements for their own account during the time periods in question. The FCC’s multiple ownership rules specifically permit radio stations to enter into and implement LMAs so long as the licensee of the station which is being programmed under the LMA maintains complete control over the operations of its station and assures compliance with applicable FCC requirements. A party programming more than 15% of a radio station’s total weekly programming pursuant to an LMA is considered to have an attributable ownership interest in that station if such party also owns another radio station in the same market. We currently have no LMAs.

Under a typical JSA, two separately owned radio stations serving a common service area agree to function cooperatively in terms of advertising sales only. Under such an arrangement, one station sells for its own account advertising on another station, but does not provide any programming for the other station. The licensee of the station whose advertising time is brokered must maintain complete control over the operations of such station. A party brokering the sale of more than 15% of a station’s advertising time per week pursuant to a JSA is considered to have an attributable ownership interest in that station. We currently have one JSA for WYBC-FM, which serves the New Haven, Connecticut market.

FCC Media Ownership Limits

The FCC’s rules on media ownership limit the number of media properties in which one entity can have an attributable ownership interest. Expansion of our broadcast operations on both a local and national level is subject to the FCC’s ownership rules and any changes that may be proposed and ultimately adopted to such rules. Any relaxation of the ownership rules may increase the level of competition to the extent that our competitors may have greater resources and thereby may be in a superior position to take advantage of such changes. Any restriction may also have an effect on us and our investors.

Local Radio Limits and Radio Market Concentration Issues

The FCC’s rules on local radio limit the number of radio stations overall and the number of radio stations in a broadcast service (AM or FM) that a single party may own in a local market. In determining the size of a market, the rules consider both commercial and non-commercial stations and use an Arbitron-based definition of a local radio market. Our ownership groupings in Orlando and Tampa exceed the FCC’s ownership limits by one FM station in each market. While non-compliant ownership groupings that existed prior to 2003, such as our groupings in Orlando and Tampa, can be retained by their owners, such groupings cannot be sold intact to third parties unless (a) the third-party is a small business that qualifies under FCC rules as an “eligible entity” or (b) the third party assigns the excess stations to an eligible entity, or to an irrevocable divestiture trust that will assign the excess stations to an eligible entity, within 12 months after a sale. There currently are no rules limiting the number of radio stations that may be owned or controlled by one entity nationally.

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

COX  RADIO / 2008  FORM  10-K

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

•

In a market that includes at least 10 other independently owned media voices, a single entity may own one television station and up to four radio stations or, if permitted under FCC rules dealing with local television ownership, two television stations and up to four radio stations.

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

Our parent company, Cox Media Group (formerly Cox Broadcasting), and our indirect parent, Cox Enterprises, have attributable ownership interests in television stations located in:

•	Orlando, Florida (two stations);
•	Charlotte, North Carolina (two stations);
•	Johnstown, Pennsylvania;
•	Pittsburgh, Pennsylvania;
•	Dayton, Ohio;
•	Steubenville, Ohio;
•	Atlanta, Georgia;
•	San Francisco/San Jose, California (two stations);
•	El Paso, Texas;
•	Seattle, Washington; and
•	Reno, Nevada (two stations).

Newspaper/Broadcast Cross-Ownership Rule. Prior to December 2007, FCC rules completely prohibited the common ownership of a radio or television broadcast station and a daily newspaper in the same market. Earlier, in 2003, the FCC had adopted a unified cross-ownership rule where cross-ownership of newspapers and radio and television stations was permitted in large markets, prohibited in small markets and limited in mid-sized markets. While the courts approved the FCC’s 2003 elimination of the blanket newspaper/broadcast cross-ownership ban, the courts remanded the rule to the FCC, saying the FCC needed further support for the rule’s specific limits. In December 2007, the FCC retreated from its 2003 proposal, presumptively allowing newspaper/broadcast cross-ownership only when:

•	the market at issue is one of the 20 largest Nielsen Designated Market Areas (DMAs);

COX  RADIO / 2008  FORM  10-K

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

The FCC may also permit cross-ownership if either the newspaper or the broadcast station is deemed “failed” or “failing” under FCC standards or if the proposed transaction would result in a new source of local news. All other newspaper/broadcast combinations are presumed not to be in the public interest, a presumption that can be overcome if the parties can demonstrate that post-merger, the merged entity will increase the diversity of independent news outlets and increase competition among independent news sources in the relevant market. In making its determination, the FCC will look at four factors: (i) the level of concentration in the DMA; (ii) a showing that the combined entity will significantly increase the amount of local news in the market; (iii) a showing that the newspaper and the broadcast outlet each will continue to employ its own news and editorial staff and that each will exercise its own independent news judgment; and (iv) the financial condition of the newspaper or broadcast station, including whether the newspaper or broadcast station is in financial distress and if so, whether the proposed owner commits to invest significantly in newsroom operations. The FCC has not stated that all four factors must be met for a party to overcome the FCC’s negative presumption. The FCC’s 2007 newspaper/broadcast cross-ownership rule has been appealed to a federal appellate court.

Cox Enterprises has attributable ownership interests in daily newspapers located in:

•	Grand Junction, Colorado;
•	West Palm Beach, Florida;
•	Atlanta, Georgia;
•	Greenville, Rocky Mount and Elizabeth City, North Carolina;
•	Dayton, Hamilton, Middletown and Springfield, Ohio; and
•	Austin, Longview, Lufkin, Waco, Nacogdoches and Marshall, Texas.

Cox Enterprises also has a non-attributable ownership interest in a daily newspaper located in Daytona Beach, Florida. While some of the Cox newspaper/broadcast combinations in Dayton and Atlanta are permitted as “grandfathered” combinations, the license renewal applications for WSRV-FM in Atlanta, filed in December 2003, and WHKO-FM and WHIO-AM in Dayton, filed in June 2004, remained pending while the FCC reconsidered its cross-ownership limits. For more details, see “License Renewal” above. Our ownership of WALR-FM in Atlanta was granted a temporary waiver by the FCC, conditioned on the ultimate outcome of challenges to the FCC’s media ownership rules. Unless the FCC’s 2007 newspaper/broadcast cross-ownership rule is overturned in court, we will revise our pending waiver requests for WSRV-FM, WHKO-FM, WHIO-AM and file a waiver request for WALR-FM using the FCC’s four factor guidelines set forth above. We cannot predict how the FCC will respond to our revised petitions for waiver.

Digital Audio Broadcasting

The FCC has adopted rules to facilitate the development of In-band On-channel (IBOC) digital audio broadcasting, or digital radio. Radio stations that provide IBOC service must provide at least one free digital over-the-air broadcast stream, which may be a simulcast of the station’s analog signal. A broadcaster may then offer as many additional digital streams as are feasible, without additional authority from the FCC, and may offer datacasting so long as doing so does not derogate the free digital audio stream. The FCC will allow IBOC subscription services if a broadcaster first obtains an experimental license. The rules allow LMAs for the digital audio stream, with the proviso that they will constitute attributable media interests of the broker under the same standards that apply to LMAs on the analog broadcast signal. AM stations authorized to broadcast at night also may transmit a digital IBOC signal at night. The FCC has issued a notice of proposed rulemaking to seek comment on the public interest obligations of digital audio radio broadcasters and to consider rules for subscription services. The FCC also is seeking comments on whether it should increase the authorized digital power level for FM stations and whether such a power increase would exacerbate interference in the FM band. Forty-eight of our stations in 13 markets provide IBOC service.

Programming and Operations

The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Stations also must follow various rules promulgated under

COX  RADIO / 2008  FORM  10-K

the Communications Act that regulate, among other things, political advertising, equal employment opportunity outreach and recordkeeping, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts and technical operations including limits on radio frequency radiation. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than full-term) renewals or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

In January 2008, the FCC proposed the adoption of certain rules and other measures intended to enhance the ability of radio and television stations to provide programming responsive to the needs and interests of their local communities. The proposals include the creation of community advisory boards, requiring a broadcaster to maintain a main studio in the community of license of each station it owns, and the establishment of processing guidelines in FCC rules to evaluate the nature and quantity of non-entertainment programming provided by a broadcaster. We cannot predict at this time to what extent, if any, the FCC’s proposals will be adopted or the impact adoption of any one or more of those proposals will have on our operations.

FCC rules provide for a low-power FM radio service consisting of two classes of stations, one with a maximum power of 100 watts and the other with a maximum power of 10 watts. While low-power FM radio stations are secondary in status to full-power stations such as ours, the FCC has proposed rules providing additional protection for low-power FM radio stations and, in certain circumstances, requiring full-power stations to accept some level of interference from low-power FM stations if a low-power FM station is subject to interference or required to relocate its facilities to accommodate the inauguration of new or modified service by a full-power radio station. The FCC has limited ownership and operation of low-power FM stations to persons and entities which do not currently have an attributable interest in any FM station and has required that low-power FM stations be operated on a non-commercial educational basis. The FCC has granted numerous construction permits for low-power FM stations. We cannot predict what impact low-power FM radio will have on our operations. Adverse effects of low-power FM service on our operations could include interference with our stations and competition by low-power stations for listeners and revenues.

Proposed Changes

The United States Congress and the FCC continually consider new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations, ownership and profitability; result in the loss of audience share and advertising revenue; or affect our ability to acquire additional radio broadcast stations or to finance such acquisitions. For example, the United States Congress is considering legislation that would require radio broadcasters to pay royalties to the recording industry, and potentially indirectly to performers, for broadcasts of music contained on their sound recordings. If the legislation is adopted into law, our music stations may need to pay additional royalties to the music industry, which could have a significant effect on our financial condition or results of operations. We can neither predict what other matters might be considered, nor judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

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

Employees

As of December 31, 2008, we employed 1,375 full-time and 651 part-time employees. We believe relations with our employees are satisfactory, and there are no collective bargaining agreements in effect for our employees.

We employ several on-air personalities with large audiences in their respective markets. We enter into employment agreements with certain on-air personalities in order to protect our interests in these employee relationships.

COX  RADIO / 2008  FORM  10-K

Patents and Trademarks

We own numerous domestic trademark registrations related to the business of our stations. We do not believe that any of our trademarks are material to our business or operations. We own no patents or patent applications.

Available Information

Our Internet address is www.coxradio.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amended periodic reports are available free of charge through our Internet website. Further, a copy of this Annual Report on Form 10-K is located at the Securities and Exchange Commission’s Public Reference Rooms at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

A significant portion of our business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 24%, 25% and 23% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

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

COX  RADIO / 2008  FORM  10-K

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

Each of our radio stations operates pursuant to one or more licenses issued by the FCC. Under FCC rules, radio licenses are granted for a term of eight years. Our licenses expire at various times between the years 2011 and 2014. Although we will apply to renew these licenses, third parties may challenge our renewal applications. Other than the three pending licenses described under “Business – Federal Regulation of Radio Broadcasting – Newspaper/Broadcast Cross-Ownership Rule,” we are not aware of facts or circumstances that would prevent us from having our current licenses renewed. There can be no assurance that our pending licenses, or those that come up for renewal later, will be renewed or that renewals will not include conditions or qualifications that could adversely affect our business and operations. Failure to obtain the renewal of any of our broadcast licenses or to obtain FCC approval for an assignment or transfer to us of a license in connection with a radio station acquisition may have a material adverse effect on our business and operations. In addition, if we or any of our officers, directors or significant stockholders materially violates the FCC’s rules and regulations or the Communications Act, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition from a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us which could involve the imposition of monetary fines, the revocation of our broadcast licenses or other sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the applicable radio station only after we had exhausted all rights to administrative and judicial review without success.

COX  RADIO / 2008  FORM  10-K

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

In December 2007, the FCC adopted a revision to the newspaper/broadcast cross-ownership rule, a decision that parties have challenged in court. We cannot predict what effect, if any, FCC media ownership rules, as ultimately adopted, may have on our ability or the ability of our competitors to acquire additional radio stations or on our ability to continue to hold the radio stations we currently own.

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

The global financial crisis and deteriorating U.S. economy may have an unpredictable and adverse impact on our business and financial condition.

The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed-income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. We derive substantially all of our revenue from the sale of advertising time on our radio stations, and advertising tends to decline during economic recessions or downturns. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions. A continued recession, or a further downturn in the U.S. economy, or in the economy of any individual geographic market in which we own or operate stations, could have a significant effect on our financial condition or results of operations, and could negatively impact our ability to maintain our existing financial covenants under our bank credit facility and refinance our existing credit facility, which matures in July 2011. For more information about our credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Service.”

Decreased spending by particular categories of advertisers can adversely affect our advertising revenues.

Even in the absence of a general recession or downturn in the economy, an individual business sector (such as the automotive industry) that tends to spend more on advertising than other sectors could be forced to reduce its advertising expenditures if that sector experiences a downturn. If that sector’s spending represents a significant portion of our advertising revenues (such as the automotive industry), any reduction in its advertising expenditures may adversely affect our financial condition and results of operations.

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

Cox Enterprises, through wholly owned subsidiaries, owns approximately 77% of our outstanding common stock and has approximately 97% of the voting power of Cox Radio. Accordingly, Cox Enterprises has sufficient voting power to elect all the members of our board of directors and effect transactions without

COX  RADIO / 2008  FORM  10-K

the approval of our public stockholders, except for those limited transactions that require a separate class vote. The interests of Cox Enterprises, other subsidiaries of which operate businesses in other industries, including television broadcasting, broadband communications, auto auctions, Internet content development, newspapers and other print publications may from time to time diverge from our interests.

In addition, from time to time, we enter into transactions with Cox Enterprises or its affiliates. For a summary of certain material transactions with Cox Enterprises, see Note 13 to our Consolidated Financial Statements. Cox Enterprises’ interests could differ from ours with respect to business dealings with Cox Enterprises, including potential acquisitions of businesses or properties and the issuance of additional securities. Our Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and Cox Enterprises and its other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

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

COX  RADIO / 2008  FORM  10-K

ITEM 2.	Properties

We lease corporate office space in Atlanta, Georgia. The types of properties required to support each of our stations include offices, studios, transmitter sites and antenna sites. The transmitter sites and antenna sites generally are located so as to provide maximum market coverage.

We own transmitter and antenna sites in:

•	Atlanta and Athens, Georgia;
•	Birmingham, Alabama;
•	Bridgeport, New Haven and Stamford-Norwalk, Connecticut;
•	Dayton, Ohio;
•	Greenville, South Carolina;
•	Houston and San Antonio, Texas;
•	Jacksonville, Orlando and Tampa, Florida;
•	Long Island, New York;
•	Louisville, Kentucky; and
•	Tulsa, Oklahoma.

We lease transmitter and antenna sites in:

•	Atlanta and Athens, Georgia;
•	Birmingham, Alabama;
•	Bridgeport, New Haven and Stamford-Norwalk, Connecticut;
•	Dayton, Ohio;
•	Greenville, South Carolina;
•	Honolulu, Hawaii;
•	Houston and San Antonio, Texas;
•	Jacksonville, Miami, Orlando and Tampa, Florida;
•	Long Island, New York;
•	Louisville, Kentucky;
•	Richmond, Virginia; and
•	Tulsa, Oklahoma.

We own studio and office facilities in:

•	Athens, Georgia;
•	Birmingham, Alabama;
•	Dayton, Ohio;
•	Miami and Orlando, Florida; and
•	Long Island, New York.

COX  RADIO / 2008  FORM  10-K

We lease studio and office facilities in:

•	Atlanta and Athens, Georgia;
•	Birmingham, Alabama;
•	Bridgeport, New Haven and Stamford-Norwalk, Connecticut;
•	Dayton, Ohio;
•	Greenville, South Carolina;
•	Honolulu, Hawaii;
•	Houston and San Antonio, Texas;
•	Louisville, Kentucky;
•	Richmond, Virginia;
•	Jacksonville and Tampa, Florida; and
•	Tulsa, Oklahoma.

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

COX  RADIO / 2008  FORM  10-K

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this Item with respect to the market, record holders and historical prices for our Class A common stock and our dividend policy is incorporated by reference to the section entitled “Shareholder Information” of our 2008 Annual Report to Shareholders. The information required by this Item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Shareholders.

Share Repurchases

During the year ended December 31, 2008, we had two share repurchase programs pursuant to which shares of our Class A common stock could be repurchased in the open market or through privately negotiated transactions, with the amount and timing of repurchases to be determined by the company’s management. The first $100 million program was authorized in May 2007, and final purchases under this program were made in April 2008. The second program was authorized in March 2008. Repurchased shares are held in treasury, and the current program has no expiration date. Cox Radio may commence, suspend or terminate repurchases at any time, without prior notice, depending on market conditions and various other factors. For more information regarding our repurchase programs, see Note 10 to our Consolidated Financial Statements.

The following table sets forth certain information concerning the repurchase of Cox Radio’s Class A common stock during the three-month period ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 to October 31, 2008	156,417	$10.64	156,000	$41.8 million
November 1, 2008 to November 30, 2008	306,100	$4.66	306,100	$40.4 million
December 1, 2008 to December 31, 2008	313,640	$5.83	313,640	$38.6 million

COX  RADIO / 2008  FORM  10-K

Performance Graph

The following graph compares, for the period beginning December 31, 2003 and ending on December 31, 2008, the cumulative total return on our Class A common stock to the cumulative total returns of the Standard & Poor’s 500 Stock Index , a new peer group index and what remains of our old peer group index. To create the new peer group, the old peer group was essentially expanded by three companies to include Citadel Broadcasting Corporation, Radio One, Inc. and Cumulus Media, Inc. The new peer group presentation is weighted for the respective market capitalization of each company.

Our old peer group consisted of Clear Channel Communications, Inc. and Emmis Broadcasting Corporation. Clear Channel completed a going-private transaction earlier this year and, as a result, stock price information regarding Clear Channel for most of August through December 31, 2008 is not available. Since our selected peer group had essentially been reduced to one company, we believed it was appropriate to expand the peer group to include additional broadcasting companies with which we compete.

The comparison assumes $100 was invested on December 31, 2003 in our Class A common stock and in each of the foregoing indices and that all dividends were reinvested. The stock price performance depicted in the graph is not necessarily indicative of future stock price performance.

	12/31/03	6/30/04	12/31/04	6/30/05	12/31/05	6/30/06	12/31/06	6/30/07	12/831/07	6/30/08	12/31/08
CXR	$100.00	$68.89	$65.24	$62.43	$55.81	$57.15	$64.61	$56.44	$48.16	$46.77	$23.82
S&P500	$100.00	102.60	109.14	107.14	112.26	114.23	127.55	135.20	132.06	115.12	81.23
New Peer Group	$100.00	73.77	73.93	58.78	60.44	45.00	40.04	33.49	16.88	8.83	6.53
Old Peer Group	$100.00	77.56	71.61	65.32	73.60	57.82	30.46	34.05	14.23	9.32	1.29

COX  RADIO / 2008  FORM  10-K

ITEM 6.	Selected Consolidated Financial Data

The following selected financial data have been derived from our consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this report.

	Year Ended December 31,
(Amounts in millions, except per share data)	2008	2007	2006	2005	2004

Statements of income data:
Net revenues (1)	$410.2	$444.9	$440.5	$437.9	$438.2
Cost of services (exclusive of depreciation and amortization shown below) (2)	96.7	94.1	86.4	86.3	98.2
Selling, general and administrative	164.3	176.4	171.4	169.8	162.6
Corporate general and administrative	17.3	20.3	19.9	19.4	17.7
Depreciation and amortization	10.4	11.2	11.2	11.2	11.8
(Gain) loss on loan guarantee (3)	–	–	–	(0.1)	3.1
Impairment of intangible assets	749.3	117.1	176.3	14.4	–
Other (4)	0.2	0.2	0.8	0.1	1.1
Operating (loss) income	(628.0)	25.6	(25.5)	136.8	143.7
Interest expense	13.7	21.1	25.3	27.4	30.4
Net (loss) income	(404.0)	1.9	(24.4)	61.3	68.0
Net (loss) income per common share – basic	(4.80)	0.02	(0.25)	0.61	0.68
Net (loss) income per common share – diluted	(4.80)	0.02	(0.25)	0.61	0.67
Balance sheet data (end of period):
Cash and cash equivalents	$0.6	$2.0	$4.4	$3.5	$3.2
Intangible assets, net (5)	1,119.0	1,804.2	1,918.0	2,086.7	2,091.6
Total assets	1,292.1	1,997.4	2,117.9	2,266.1	2,281.9
Total debt (including amounts due to/from Cox Enterprises)	398.7	336.6	378.0	414.9	468.3
(1)	Total revenues less advertising agency commissions. See Note 2 to the consolidated financial statements for our revenue recognition policy.
(2)	Includes costs incurred by our technical, programming and news departments, which represents all costs of services (exclusive of depreciation and amortization).
(3)	Includes a charge of $3.1 million related to a then-estimated loss on loan guarantee in 2004. Amounts recovered on the loan guarantee of $0.1 million are included in 2005.
(4)	Other is comprised of losses on sales of assets.
(5)	Intangible assets include FCC licenses, goodwill and other intangible assets.

COX  RADIO / 2008  FORM  10-K

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading national radio broadcast company whose business is acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 77% of our common stock and has approximately 97% of the voting power of Cox Radio.

The primary source of our revenues is the sale of local and national advertising for broadcast on our radio stations. For the year ended December 31, 2008, 71% and 20% of our net revenues were generated from local and national advertising, respectively. For the years ended December 31, 2007 and 2006, 70% of net revenues were generated from local advertising and 21% and 22%, respectively, of net revenues were generated from national advertising. In addition to the sale of advertising time for cash, our stations also exchange advertising time for goods, services or programming, which can be used by the stations in their business operations (barter transactions). The use of barter transactions is generally confined to promotional items or services for which we would otherwise have paid cash. Barter transactions for programming are used to supplement station program offerings. Advertising spots given up under these arrangements are based on contractual terms. In addition, it is our general policy not to pre-empt advertising spots paid for in cash with advertising spots paid for in trade. Our most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

Impairment of Intangible Assets

Intangible assets consist primarily of FCC broadcast licenses, but also include goodwill and certain other intangible assets acquired in purchase business combinations. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and FCC licenses are indefinite-lived intangible assets which are not amortized. Other intangible assets are amortized over the contractual or useful lives of the assets in a manner consistent with how the assets are expected to contribute to our cash flows.

COX  RADIO / 2008  FORM  10-K

We evaluate FCC licenses and goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using the direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. Goodwill is evaluated in each of our reporting units (markets) using the residual method. If the carrying amount of goodwill in a reporting unit is greater than its implied fair value, determined from the estimated fair value of that reporting unit, the carrying amount of goodwill in that reporting unit is reduced to its estimated fair value.

In performing impairment tests, the estimated fair values of our FCC licenses and reporting units are determined using a discounted cash flow model with the assistance of an independent appraiser. This income approach consists of a quantitative model, which incorporates variables such as market advertising revenues, market revenue share projections and anticipated operating profit margins. The variables used in the analysis reflect historical station and advertising market trends, as well as anticipated future performance and market conditions, and vary based on the size and rank of the market, the ratings of our stations and other economic factors specific to the geographic area. Multiples of operating cash flow derived from market transactions are also considered in order to corroborate the estimated values derived from the discounted cash flow models.

Assumptions about the economy, future cash flows, growth rates and discount rates used in developing discounted cash flow analyses are subjective. We consider the assumptions used in our fair value estimates to be reasonable. However, had we used different assumptions, our reported results may have varied, possibly materially.

In connection with preparing our financial statements for the period ended June 30, 2008, we concluded, based on deteriorating macro-economic factors, as well as declining radio industry revenues and a weakening in prevailing radio station transaction multiples, that interim impairment tests pursuant to SFAS No. 142 were appropriate. These interim tests incorporated decreases in projections for future market performance, as well as a decrease in estimated terminal value growth rates. Based on these tests, we recorded aggregate pre-tax impairment charges with respect to our FCC licenses in various markets of $131.9 million and aggregate pre-tax impairment charges with respect to our goodwill in various markets of $15.7 million.

In connection with our annual impairment tests as of December 31, 2008, we further revised our projections of future market operating performance, and took into consideration the continued decline in the general economy, the advertising industry and our market capitalization. The discount rate used also was increased to reflect changes in the overall credit environment. Based on these tests, we recorded aggregate pre-tax impairment charges with respect to our FCC licenses in various markets of $594.5 million and aggregate pre-tax impairment charges with respect to our goodwill in various markets of $7.1 million. See Note 7 to our Consolidated Financial Statements for further details regarding these impairment charges.

We utilize a discounted cash flow model as our principal valuation method, but also consider market transactions in evaluating the recoverability of goodwill and FCC licenses. As such, we have concluded that the recorded balances of these assets as of December 31, 2008 are recoverable through future cash flows. We will continue to monitor the need to test intangible assets for impairment as required by SFAS No. 142, including considering the uncertainty surrounding the current economic environment, changes in estimates of future cash flows, market transactions and volatility in the stock market, as well as in our own stock price in assessing goodwill and FCC licenses for recoverability.

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

COX  RADIO / 2008  FORM  10-K

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

Cox Radio adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon settlement.

Results of Operations

This discussion should be read in conjunction with our accompanying audited consolidated financial statements and notes thereto. Results of operations represent the operations of the radio stations owned or operated by us, or for which we provide sales and marketing services, during the applicable periods.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

(Amounts in thousands)	December 31, 2008	December 31, 2007	$ Change	% Change
Net revenues:
Local	$290,726	$313,196	$(22,470)	(7.2%)
National	82,833	93,826	(10,993)	(11.7%)
Other	36,680	37,830	(1,150)	(3.0%)
Total net revenues	$410,239	$444,852	$(34,613)	(7.8%)

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

COX  RADIO / 2008  FORM  10-K

Net revenues for 2008 decreased $34.6 million, a 7.8% decrease compared to 2007. Due to the current economic downturn, many of our advertisers have reduced spending on advertising. Local revenues decreased 7.2%, national revenues decreased 11.7% and other revenues decreased 3.0%, each as compared to 2007, due to overall weakness in the economy and the advertising market. Our stations in Long Island, Birmingham and Tulsa delivered revenue growth during 2008. Those increases were more than offset by results of our stations in Atlanta, Orlando, Miami, Tampa, San Antonio, Southern Connecticut, Jacksonville and Richmond, where revenues were down for 2008.

(Amounts in thousands)	December 31, 2008	December 31, 2007	$ Change	% Change
Cost of services (exclusive of depreciation and amortization shown below)	$96,705	$94,120	$2,585	2.7%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. Cost of services increased $2.6 million, or 2.7% over 2007, due primarily to increased costs associated with programming talent, particularly in our Atlanta and Tampa markets.

(Amounts in thousands)	December 31, 2008	December 31, 2007	$ Change	% Change
Selling, general and administrative expenses	$164,266	$176,364	$(12,098)	(6.9%)

Selling, general and administrative expenses are comprised of expenses incurred by our sales, promotion and general and administrative departments. Selling, general and administrative expenses decreased $12.1 million, or 6.9% compared to 2007, due to decreased compensation expense associated with performance units awarded under our LTIP and a decline in sales commissions and bonuses. Compensation expense for these awards is recognized over a five-year period and is based on the amount that is ultimately expected to be paid upon vesting. During 2008, we revalued our outstanding performance unit awards to reflect amounts ultimately expected to be paid out upon vesting, which resulted in a reversal of previously-accrued compensation expense to reflect updated expectations.

(Amounts in thousands)	December 31, 2008	December 31, 2007	$ Change	% Change
Corporate general and administrative expenses	$17,344	$20,287	$(2,943)	(14.5%)
Depreciation and amortization	10,454	11,169	(715)	(6.4%)
Impairment of intangible assets	749,262	117,134	632,128	*
Other operating expenses, net	175	191	(16)	(8.4%)

*Change was not statistically meaningful.

Corporate general and administrative expenses decreased 14.5%, or $2.9 million compared to 2007, also due to a reduction in compensation expense associated with performance units awarded to corporate employees under our LTIP.

During 2008, we recorded an aggregate of $749.3 million in non-cash impairment charges for the write-down of intangible assets in accordance with SFAS No. 142, as discussed further above. These non-cash impairment charges reduced the carrying value of goodwill and FCC licenses in our Atlanta, Athens, Birmingham, Greenville, Honolulu, Houston, Jacksonville, Louisville, Miami, Richmond, San Antonio, Southern Connecticut, Tampa and Tulsa markets to their estimated fair market values.

During the fourth quarter of 2007, we recorded a $117.1 million non-cash impairment charge for the write-down of intangible assets in accordance with SFAS No. 142. This non-cash impairment charge reduced the carrying value of goodwill and FCC licenses in our Birmingham, Greenville, Honolulu, Houston, Jacksonville, Louisville, Richmond, Southern Connecticut and Tulsa markets to their estimated fair market values.

COX  RADIO / 2008  FORM  10-K

The changes in depreciation and amortization or other operating expenses, net were not material to our overall operating results or financial condition.

(Amounts in thousands)	December 31, 2008	December 31, 2007	$ Change	% Change
Operating (loss) income	$(627,967)	$25,587	$(653,554)	*

*Change was not statistically meaningful.

Our operating loss for 2008 was $628.0 million, compared to operating income of $25.6 million for 2007, due to the non-cash impairment charges discussed above. We recorded non-cash impairment charges of $749.3 million and $117.1 million in 2008 and 2007, respectively, in order to reduce the carrying value of intangible assets in certain markets to their estimated fair values.

(Amounts in thousands)	December 31, 2008	December 31, 2007	$ Change	% Change
Interest expense	$13,696	$21,091	$(7,395)	(35.1%)

Interest expense during 2008 totaled $13.7 million, as compared to $21.1 million for 2007. This decrease was primarily attributable to a lower borrowing rate under our credit facility. The average rate on our credit facility was 3.6% during 2008 and 6.0% during 2007.

(Amounts in thousands)	December 31, 2008	December 31, 2007	$ Change	% Change
Income taxes:
Current	$15,369	$28,390	$(13,021)	(45.9%)
Deferred	(252,997)	(24,470)	(228,527)	*
Total income taxes	$(237,628)	$3,920	$(241,548)	*

*Change was not statistically meaningful.

Income tax expense decreased to a net income tax benefit of $237.6 million during 2008, as compared to 2007, due primarily to the aggregate non-cash impairment charges recorded in 2008 discussed above. Our effective tax rates for 2008 and 2007 were 37.0% and 67.7%, respectively. The change in income tax expense was due to a combination of factors including the change in pre-tax income, differences in book and tax treatment associated with the 2007 and 2008 non-cash impairment charges and adjustments for the actual or expected resolution of income tax audits.

(Amounts in thousands)	December 31, 2008	December 31, 2007	$ Change	% Change
Net (loss) income	$(404,002)	$1,867	$(405,869)	*

*Change was not statistically meaningful.

Our net loss for 2008 was $404.0 million, compared to net income of $1.9 million for 2007, due to the increased non-cash impairment charges discussed above and lower revenues.

COX  RADIO / 2008  FORM  10-K

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

(Amounts in thousands)	December 31, 2007	December 31, 2006	$ Change	% Change
Net revenues:
Local	$313,196	$308,279	$4,917	1.6%
National	93,826	98,030	(4,204)	(4.3%)
Other	37,830	34,159	3,671	10.7%
Total net revenues	$444,852	$440,468	$4,384	1.0%

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

(Amounts in thousands)	December 31, 2007	December 31, 2006	$ Change	% Change
Cost of services (exclusive of depreciation and amortization shown below)	$94,120	$86,440	$7,680	8.9%

The increase in cost of services over 2006 was the result of a $2.1 million increase in pension expense related to expanded employee participation in Cox Enterprises’ defined benefit pension plan, as well as additional costs associated with programming talent and programming rights.

(Amounts in thousands)	December 31, 2007	December 31, 2006	$ Change	% Change
Selling, general and administrative expenses	$176,364	$171,366	$4,998	2.9%

The 2.9% increase in selling, general and administrative expenses over the prior year was partially attributable to expenses related to additional performance units and stock-based compensation awarded in the first quarter of 2007. Compensation expense for these awards is recognized as they vest. Additionally, there was a $3.2 million increase in pension expense related to expanded employee participation in Cox Enterprises’ defined benefit pension plan.

(Amounts in thousands)	December 31, 2007	December 31, 2006	$ Change	% Change
Corporate general and administrative expenses	$20,287	$19,869	$418	2.1%
Depreciation and amortization	11,169	11,195	(26)	(0.2%)
Impairment of intangible assets	117,134	176,333	(59,199)	(33.6%)
Other operating expenses, net	191	794	(603)	(75.9%)

Corporate general and administrative expenses increased $0.4 million as compared to 2006 due to additional compensation expense related to performance units and stock-based compensation awarded to corporate personnel under the LTIP in the first quarter of 2007.

COX  RADIO / 2008  FORM  10-K

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

(Amounts in thousands)	December 31, 2007	December 31, 2006	$ Change	% Change
Operating income (loss)	$25,587	$(25,529)	$51,116	*

*Change was not statistically meaningful.

Operating income for 2007 was $25.6 million, as compared to a $25.5 million operating loss for 2006. The increase over the prior year was due to the $117.1 million impairment charge in 2007, as compared to a similar charge of $176.3 million in 2006, each as discussed above.

(Amounts in thousands)	December 31, 2007	December 31, 2006	$ Change	% Change
Interest expense	$21,091	$25,345	$(4,254)	(16.8%)

The 16.8% decrease in interest expense over 2006 was the result of lower overall outstanding debt. The average rate on our credit facility was 6.0% during 2007 and 5.9% during 2006.

(Amounts in thousands)	December 31, 2007	December 31, 2006	$ Change	% Change
Income taxes:
Current	$28,390	$25,535	$2,855	11.2%
Deferred	(24,470)	(51,960)	27,490	52.9%
Total income taxes	$3,920	$(26,425)	$30,345	*

*Change was not statistically meaningful.

Income tax expense increased $30.3 million to $3.9 million in 2007. The change in income tax expense was primarily attributable to the increase in income in 2007, changes in certain effective tax rates and adjustments for the actual or expected resolution of certain income tax audits. Our effective tax rates for 2007 and 2006 were 67.7% and 51.9%, respectively.

(Amounts in thousands)	December 31, 2007	December 31, 2006	$ Change	% Change
Net income (loss)	$1,867	$(24,447)	$26,314	*

*Change was not statistically meaningful.

Our net income for 2007 was $1.9 million, compared to a net loss of $24.4 million for 2006, primarily due to a lower non-cash impairment charge in 2007.

COX  RADIO / 2008  FORM  10-K

Liquidity and Capital Resources

Sources and Uses of Liquidity

Primary sources of liquidity are cash provided by operations and availability under our bank credit facility. Our revolving credit facility included an $8.7 million commitment from a subsidiary of Lehman Brothers Holdings Inc. (Lehman), of which approximately $6.0 million had been funded prior to Lehman filing for protection under Chapter 11 of the Federal Bankruptcy Code on September 15, 2008. In December 2008, we amended our credit agreement to effectively terminate the commitment of the Lehman subsidiary. Repayment to the Lehman subsidiary is on the same terms as repayment of the other lenders under the revolving credit facility, except that any repayment to Lehman does not result in any further commitment by the Lehman subsidiary to lend additional amounts under the facility. As a result, once the amount that has been funded by the Lehman subsidiary has been repaid, aggregate capacity under the revolving credit facility will be effectively reduced by $8.7 million. At December 31, 2008, Cox Radio held cash and cash equivalents of $0.6 million. Neither our access to, nor the value of, our cash equivalents has been materially affected by the recent liquidity problems of financial institutions. If the banking system or the financial markets continue to deteriorate or remain volatile, additional financing to fund potential acquisitions may not be available at all or on terms acceptable to us.

Primary uses of liquidity include debt service (as discussed below), acquisitions, capital expenditures, stock repurchases, investments in signal upgrades and tax payments. The following table summarizes our primary uses of cash for the past three years:

(Amounts in thousands)	2008	2007	2006
Acquisitions	$48,112	$–	$7,688
Option to purchase radio stations(1)	–	5,000	5,000
Capital expenditures	7,308	9,420	11,537
Investment in signal upgrades	6,788	1,927	5,631
Repurchase of Class A common stock	108,993	67,716	45,227
Cash paid for income taxes	19,225	27,637	24,517
(1)	We exercised this option in January 2008. For more information, see Item 1. “Business – Acquisitions and Dispositions.”

We had a shelf registration statement which, under SEC rules, expired on December 1, 2008. The two special purpose trusts that were co-registrants on this registration statement were dissolved as of December 31, 2008.

Daily cash management needs have been funded through intercompany advances from Cox Enterprises. We continue to receive day-to-day cash management services from Cox Enterprises, with settlements of outstanding balances between us and Cox Enterprises occurring periodically at market interest rates. As a part of these services, Cox Enterprises transfers funds to cover our checks presented for payment and we record a book overdraft, which is classified as accounts payable in the accompanying balance sheets. Book overdrafts of $5.9 million and $2.8 million existed at December 31, 2008 and 2007, respectively, as a result of our checks outstanding. The amounts due to or from Cox Enterprises are generally due on demand and represent the net balance of the intercompany transactions. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a London Interbank Offered Rate (LIBOR) based rate (1.8% and 6.0% at December 31, 2008 and 2007, respectively), dependent upon our credit rating. Cox Enterprises owed us approximately $1.4 million at December 31, 2008 and we owed Cox Enterprises approximately $16.6 million at December 31, 2007.

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

COX  RADIO / 2008  FORM  10-K

We believe that our existing cash, cash generated from operations and availability under our bank credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months, including capital expenditures and debt service requirements. We expect capital expenditures to be between $8 million and $10 million for 2009. Additional cash requirements, including funds for acquisitions, will be funded from various sources, including proceeds from bank financing, intercompany advances from Cox Enterprises and, if or when appropriate, issuances of securities. Our liquidity could be negatively affected by a decrease in demand for our products and services, including the impact of changes in advertiser spending behavior that may result from the current general economic downturn.

Cash Flows

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Net cash provided by operating activities for the year ended December 31, 2008 was $104.4 million, as compared to $122.5 million for the year ended December 31, 2007. Changes in working capital resulted in a $2.1 million net source of cash for 2008, as compared to an $8.3 million net source of cash for 2007. These working capital changes are the result of routine timing differences between the receipt and payment of cash.

Net cash used in investing activities was $64.7 million for the year ended December 31, 2008, an increase of $50.0 million over the year ended December 31, 2007. This increase was primarily due to the acquisition of six radio stations serving the Athens, Georgia market, which closed on August 1, 2008.

Net cash used in financing activities was $41.2 million for the year ended December 31, 2008, a decrease of $69.0 million from the year ended December 31, 2007. During 2008, we used $109.0 million to repurchase shares of our Class A common stock, as compared to $67.7 million during 2007. See Item 5 of this report for more information regarding our stock repurchase programs. Financing activities also included $80.1 million of net borrowings under our revolving credit facility for the year ended December 31, 2008, as compared to net repayments of $60.0 million in the comparable 2007 period.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Net cash provided by operating activities for the year ended December 31, 2007 was $122.5 million, as compared to $109.0 million for the year ended December 31, 2006. The increase over the prior year was primarily due to changes in working capital, which resulted in an $8.3 million net source of cash for 2007, as compared to an $11.0 million net use of cash for 2006.

Net cash used in investing activities was $14.7 million for the year ended December 31, 2007, as compared to $30.0 million for the year ended December 31, 2006. The $15.3 million change was due to slight decreases in capital expenditures and investments in signal upgrades in 2007 as compared to 2006, as well as the $7.7 million paid to acquire WOKV-FM in 2006.

Net cash used in financing activities was $110.2 million for the year ended December 31, 2007, an increase of $32.2 million over the year ended December 31, 2006 due to increased debt repayments and repurchases of Class A common stock. During 2007, we used $67.7 million to repurchase shares of our Class A common stock, as compared to $45.2 million during 2006. Financing activities also included $60.0 million of net repayments under our revolving credit facility during 2007 and net repayments, including repayments of our 6.625% senior notes at maturity, of $25.0 million during 2006.

Debt Service

In July 2006, we entered into a five-year $600.0 million unsecured revolving credit facility. In December 2008, Cox Radio amended the credit agreement to effectively terminate the commitment of a Lehman subsidiary. As a result, once the amount that has been funded by the Lehman subsidiary has been repaid, aggregate capacity under the revolving credit facility will be effectively reduced by $8.7 million. See “Liquidity and Capital Resources – Sources and Uses of Liquidity” for more information.

COX  RADIO / 2008  FORM  10-K

The interest rate for the facility is, at our option:

•	The greater of the prime rate or the federal funds borrowing rate plus 0.5%;
•	LIBOR plus a spread based on the credit ratings of our senior unsecured long-term debt; or
•	The federal funds borrowing rate plus a spread based on the credit ratings of our senior unsecured long-term debt.

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of our senior unsecured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At December 31, 2008, we were in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At December 31, 2008, we had $400.1 million of outstanding indebtedness under the credit facility. The interest rate applied to amounts due under the credit facility was 1.8% at December 31, 2008. At December 31, 2007, we had $320.0 million of outstanding indebtedness under the credit facility. The interest rate applied to amounts due under the credit facility was 5.7% at December 31, 2007. Since the interest rate is variable, the recorded balance of the credit facility approximates fair value.

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

In February 2005, we agreed to guarantee the borrowings of a third party up to $5 million to enable that party to purchase two stations and assist us in a signal upgrade project for one of our stations. In August 2007, we amended this agreement to increase the guarantee to up to $6 million and to extend the expiration to June 2009. If our signal upgrade is approved by the FCC, then we are likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, our guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. At December 31, 2008 and 2007, the carrying value of this guarantee was $0.7 million and $0.6 million, respectively.

Summary Disclosures about Contractual Obligations

We have various commitments under the following types of contracts: non-cancelable operating leases; capital leases; long-term debt; interest payments on long-term debt; and other purchase commitments, including contracts for sports programming and on-air personalities. We anticipate funding these commitments with cash provided by operations and cash borrowed under our bank credit facility. As of December 31, 2008, we had $1.1 million of total gross unrecognized tax benefits, which are not included in the table below. We have not yet entered into substantive settlement discussions with taxing authorities and, therefore, we can not reasonably estimate the amounts or timing of payments related to any such positions.

COX  RADIO / 2008  FORM  10-K

The aggregate minimum annual commitments associated with these contracts as of December 31, 2008 were as follows:

	Payments Due by Period
(Amounts in thousands)	Total	2009	2010 and 2011	2012 and 2013	After 2013
Operating leases	$48,308	$7,515	$13,095	$9,401	$18,297
Capital leases	353	148	183	22	–
Long-term debt(1)	400,050	–	400,050	–	–
Interest on long-term debt(2)	43,772	21,857	21,915	–	–
Purchase commitments	137,849	51,392	46,806	39,399	252
Total	$630,332	$80,912	$482,049	$48,822	$18,549

(1)	Consists of $400 million outstanding at December 31, 2008 under our credit facility and assumes this facility will be repaid and not refinanced at or prior to expiration in 2011.
(2)	These amounts represent estimated future cash interest payments related to our credit facility based on the variable rate specified under our credit agreement. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events. Amounts disclosed assume the credit facility will be repaid and not refinanced at or prior to its expiration in 2011.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. The statement also establishes disclosure requirements to enhance investors’ ability to evaluate the nature and financial effects of business combinations. The statement is effective for us beginning January 1, 2009. The impact of adopting SFAS No. 141R on our consolidated financial position and results of operations will be largely dependent on the size and nature of business combinations completed after adoption of this statement. However, we do not expect that the adoption of SFAS No. 141R will result in the identification of additional reporting units or in material effects on our goodwill impairment tests. Furthermore, we have no material remaining valuation allowances for deferred tax assets acquired in prior business combinations and have no material remaining uncertain tax positions or liabilities related to prior business combinations.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurement (SFAS No. 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities was effective for us beginning January 1, 2009. We do not expect the impact of the adoption of FSP 157-2 to have a material impact on our financial position, results of operations, or cash flows.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). This guidance is intended to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical

COX  RADIO / 2008  FORM  10-K

experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP 142-3 was effective for us beginning January 1, 2009. We do not expect the impact of the adoption of FSP 142-3 to have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the source of accounting principles and the framework for the principles used in preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 will be effective for us 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the impact of the adoption of SFAS No. 162 to have a material impact on our financial position, results of operations or cash flows.

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

We had one interest rate swap agreement for purposes of managing borrowing costs which expired in September 2007. Pursuant to that interest rate swap agreement, we exchanged our floating rate interest obligations on $25 million in notional principal amount of debt for a fixed annual interest rate of 6.4%. Concurrently with the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in January 2001, we formally designated the agreement as a cash flow hedge.

The estimated fair values of debt instruments are based on discounted cash flow analyses using our borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facilities and Cox Enterprises’ borrowings bear interest based on current market rates and, thus, approximate fair value. We are exposed to interest rate volatility with respect to these variable rate debt instruments. If the LIBOR borrowing rates were to increase 1% above the current rates at December 31, 2008, our interest expense on the revolving credit facility would increase approximately $4.0 million on an annual basis.

COX  RADIO / 2008  FORM  10-K

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2008.

The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which report is included herein.

/s/ Robert F. Neil	/s/ Charles L. Odom
Robert F. Neil	Charles L. Odom

President and Chief Executive Officer	Chief Financial Officer

COX  RADIO / 2008  FORM  10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cox Radio, Inc.:

We have audited the internal control over financial reporting of Cox Radio, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and the financial statement schedule listed in the Index at Item 15, and our report, dated March 13, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 13, 2009

COX  RADIO / 2008  FORM  10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cox Radio, Inc.:

We have audited the accompanying consolidated balance sheets of Cox Radio, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 13, 2009

COX  RADIO / 2008  FORM  10-K

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share data)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$603	$2,009
Accounts and notes receivable, less allowance for doubtful accounts of $4,163 and $2,948, respectively	73,309	85,555
Income taxes receivable	1,421	–
Prepaid expenses and other current assets	5,840	5,650
Amounts due from Cox Enterprise	1,396	–
Total current assets	82,569	93,214
Property and equipment, net	72,575	72,528
FCC licenses and other intangible assets, net	928,935	1,592,542
Goodwill	190,017	211,608
Other assets	17,991	27,472
Total assets	$1,292,087	$1,997,364
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,157	$29,340
Accrued salaries and wages	8,953	2,920
Accrued interest	347	833
Income taxes payable	–	1,338
Amounts due to Cox Enterprises	–	16,602
Other current liabilities	7,552	5,150
Total current liabilities	37,009	56,183
Long-term debt	400,050	320,000
Deferred income taxes	190,548	442,990
Other long-term liabilities	17,758	23,951
Total liabilities	645,365	843,124
Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	–	–
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 43,279,850 and 43,191,705 shares issued and 21,749,757 and 31,735,087 shares outstanding at December 31, 2008 and 2007, respectively	14,282	14,253
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at December 31, 2008 and 2007	19,382	19,382
Additional paid-in capital	648,074	642,626
Retained earnings	228,386	632,388
	910,124	1,308,649
Less: Class A common stock held in treasury (21,530,093 and 11,456,618 shares at cost at December 31, 2008 and 2007, respectively)	(263,402)	(154,409)
Total shareholders’ equity	646,722	1,154,240
Total liabilities and shareholders’ equity	$1,292,087	$1,997,364

See notes to consolidated financial statements.

COX  RADIO / 2008  FORM  10-K

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except per share data)	2008	2007	2006
Net revenues:
Local	$290,726	$313,196	$308,279
National	82,833	93,826	98,030
Other	36,680	37,830	34,159
Total net revenues	410,239	444,852	440,468
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown below)	96,705	94,120	86,440
Selling, general and administrative	164,266	176,364	171,366
Corporate general and administrative	17,344	20,287	19,869
Depreciation and amortization	10,454	11,169	11,195
Impairment of intangible assets	749,262	117,134	176,333
Other operating expenses, net	175	191	794
Operating (loss) income	(627,967)	25,587	(25,529)
Other income (expense):
Interest expense	(13,696)	(21,091)	(25,345)
Other, net	33	1,291	2

(Loss) income before income taxes	(641,630)	5,787	(50,872)
Current income tax expense	15,369	28,390	25,535
Deferred income tax benefit	(252,997)	(24,470)	(51,960)
Total income tax (benefit) expense	(237,628)	3,920	(26,425)
Net (loss) income	$(404,002)	$1,867	$(24,447)

Net (loss) income per share – basic Net (loss) income per common share	$(4.80)	$0.02	$(0.25)

Net (loss) income per share – diluted Net (loss) income per common share	$(4.80)	$0.02	$(0.25)
Weighted average common shares outstanding – basic	84,111	93,915	96,012
Weighted average common shares outstanding – diluted	84,111	94,513	96,012

See notes to consolidated financial statements.

COX  RADIO / 2008  FORM  10-K

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Unearned Comp- ensation	Accumulated Other Compre- hensive Income	Retained Earnings	Treasury Stock		Total
(Amounts in thousands)	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2005	42,190	$13,923	58,733	$19,382	$635,650	$(2,032)	$235	$654,968	2,806	$(41,466)	$1,280,660
Comprehensive income:
Net loss	–	–	–	–	–	–	–	(24,447)	–	–	(24,447)
Unrealized gain on interest rate swaps	–	–	–	–	–	–	77	–	–	–	77
Reclassification to earnings of transition adjustments	–	–	–	–	–	–	56	–	–	–	56
Comprehensive income											(24,314)
Unearned stock-based compensation	–	–	–	–	(2,032)	2,032	–	–	–	–	–
Stock-based compensation expense	–	–	–	–	1,567	–	–	–	–	–	1,567
Repurchase of Class A common stock	–	–	–	–	–	–	–	–	3,294	(45,227)	(45,227)
Issuance of Class A common stock related to incentive plans, includes tax benefit of $0.8 million	729	240	–	–	5,113	–	–	–	–	–	5,353
Balance at December 31, 2006	42,919	14,163	58,733	19,382	640,298	–	368	630,521	6,100	(86,693)	1,218,039
Comprehensive income:
Net income	–	–	–	–	–	–	–	1,867	–	–	1,867
Unrealized loss on interest rate swaps	–	–	–	–	–	–	(410)	–	–	–	(410)
Reclassification to earnings of transition adjustments	–	–	–	–	–	–	42	–	–	–	42
Comprehensive income											1,499
Stock-based compensation expense	–	–	–	–	2,099	–	–	–	–	–	2,099
Repurchase of Class A common stock	–	–	–	–	–	–	–	–	5,357	(67,716)	(67,716)
Issuance of Class A common stock related to incentive plans	273	90	–	–	210	–	–	–	–	–	300
Tax benefit of stock options exercised	–	–	–	–	19	–	–	–	–	–	19
Balance at December 31, 2007	43,192	14,253	58,733	19,382	642,626	–	–	632,388	11,457	(154,409)	1,154,240
Net loss	–	–	–	–	–	–	–	(404,002)	–	–	(404,002)
Stock-based compensation expense	–	–	–	–	4,251	–	–	–	–	–	4,251
Repurchase of Class A common stock	–	–	–	–	–	–	–	–	10,073	(108,993)	(108,993)
Issuance of Class A common stock related to incentive plans	88	29	–	–	1,272	–	–	–	–	–	1,301
Tax benefit of stock options exercised	–	–	–	–	(75)	–	–	–	–	–	(75)
Balance at December 31, 2008	43,280	$14,282	58,733	$19,382	$648,074	$–	$–	$228,386	21,530	$(263,402)	$646,722

See notes to consolidated financial statements.

COX  RADIO / 2008  FORM  10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(404,002)	$1,867	$(24,447)
Items not requiring cash:
Depreciation and amortization	10,454	11,169	11,195
Deferred income taxes	(252,997)	(24,470)	(51,960)
Compensation expense related to long-term incentive plans	(4,077)	6,528	4,618
Other	601	(647)	662
Impairment of intangible assets	749,262	117,134	176,333
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Decrease (increase) in accounts receivable	12,421	(1,383)	(2,272)
(Decrease) increase in accounts payable and accrued expenses	(6,634)	8,155	(2,849)
(Decrease) increase in accrued salaries and wages	(1,666)	413	(192)
Decrease in accrued interest	(486)	(362)	(5,774)
(Decrease) increase in income taxes payable	(3,781)	734	194
Other, net	5,345	3,394	3,463
Net cash provided by operating activities	104,440	122,532	108,971
Cash flows from investing activities:
Capital expenditures	(7,308)	(9,420)	(11,537)
Acquisitions and related expenses, net of cash acquired	(48,112)	–	(7,688)
Option to purchase radio stations	–	(5,000)	(5,000)
Investment in signal upgrades	(6,788)	(1,927)	(5,631)
Proceeds from sales of assets	19	132	46
Proceeds from insurance recovery	1,650	1,950	–
Increase in amounts due from Cox Enterprises, net	(1,396)	–	–
Other, net	(2,742)	(456)	(220)
Net cash used in investing activities	(64,677)	(14,721)	(30,030)
Cash flows from financing activities:
Net borrowings (repayments) of revolving credit facilities	80,050	(60,000)	225,000
Repayment of 6.625% note	–	–	(250,000)
Proceeds from issuances of stock related to stock-based compensation plans	1,301	300	4,528
Tax benefit of stock options exercised	(75)	19	824
Repurchase of Class A common stock	(108,993)	(67,716)	(45,227)
Increase (decrease) in book overdrafts	3,150	(1,368)	(1,262)
(Decrease) increase in amounts due to Cox Enterprises, net	(16,602)	18,582	(11,878)
Net cash used in financing activities	(41,169)	(110,183)	(78,015)
Net (decrease) increase in cash and cash equivalents	(1,406)	(2,372)	926
Cash and cash equivalents at beginning of year	2,009	4,381	3,455
Cash and cash equivalents at end of year	$603	$2,009	$4,381

See notes to consolidated financial statements.

COX  RADIO / 2008  FORM  10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. (Cox Enterprises) indirectly owns approximately 77% of the common stock of Cox Radio and has approximately 97% of the voting power of Cox Radio.

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

Allowance for Doubtful Accounts

Cox Radio evaluates the collectibility of its accounts and notes receivable based on a combination of factors. In circumstances where Cox Radio is aware of a specific party’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what Cox Radio believes will be collected. For all other parties, the evaluation considers the balance of aged receivables, the nature and volume of the portfolio, specific problem accounts and notes receivable, economic conditions that may affect the debtor’s ability to repay and such other factors as, in Cox Radio’s judgment, deserve recognition under existing economic conditions. Accounts and notes receivable are charged-off to the allowance when, in Cox Radio’s opinion, such receivables are deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance. In addition, Cox Radio considers the customer’s creditworthiness prior to revenue recognition.

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

COX  RADIO / 2008  FORM  10-K

Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2008, 2007 and 2006 were $6.8 million, $7.7 million and $8.4 million, respectively.

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

Web Site Development Costs

Web site development activities include planning, design and development of graphics and content for new web sites and operation of existing sites. Cox Radio accounts for costs associated with such activities in accordance with the Emerging Issues Task Force (EITF) Issue No. 00-2, Accounting for Web Site Development Costs. Under this guidance, costs incurred that involve providing additional functions and features to the web site should be capitalized. Costs associated with website planning, maintenance, content development and training should be expensed as incurred. Capitalized costs are generally amortized over two years.

Intangible Assets

Intangible assets consist primarily of Federal Communications Commission (FCC) broadcast licenses, but also include goodwill and certain other intangible assets acquired in purchase business combinations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, Cox Radio does not amortize goodwill or FCC licenses, which are indefinite-lived intangible assets. Other intangible assets are amortized over their contractual or useful lives in a manner consistent with how the assets are expected to contribute to cash flows.

Cox Radio evaluates its FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using the direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. Cox Radio also evaluates goodwill in each of its reporting units (markets) for impairment annually, or more frequently if certain circumstances are present, using the residual method. If the carrying amount of goodwill in a reporting unit is greater than its implied fair value, determined from the estimated fair value of the reporting unit, the carrying amount of goodwill in that reporting unit is reduced to its estimated fair value.

In performing impairment tests, the estimated fair values of Cox Radio’s FCC licenses and reporting units are determined using a discounted cash flow model with the assistance of an independent appraiser. This income approach consists of a quantitative model, which incorporates variables such as market advertising revenues, market revenue share projections, and anticipated operating profit margins. The variables used in the analysis reflect historical station and advertising market trends, as well as anticipated future performance and market conditions, and vary based on the size and rank of the market, the ratings of our stations and other economic factors specific to the geographic area. Multiples of operating cash flow derived from market transactions are also considered in order to corroborate the estimated values derived from the discounted cash flow models.

Assumptions about the economy, future cash flows, growth rates, and discount rates used in developing discounted cash flow analyses are subjective. Cox Radio considers the assumptions used in the fair value estimates to be reasonable. However, had Cox Radio used different assumptions, reported results may have varied, possibly materially.

Cox Radio evaluates amortizing intangible assets for recoverability when circumstances indicate an impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, net book value is reduced to the estimated fair value.

COX  RADIO / 2008  FORM  10-K

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

Impairment of Long-Lived Assets

Cox Radio accounts for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are required to be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Cox Radio assesses the recoverability based on a review of estimated undiscounted cash flows. Long-lived assets to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes

Cox Radio provides for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income taxes reflect the net tax effect on future years of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes. Cox Radio evaluates its effective tax rates regularly and adjusts rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which Cox Radio operates, among other factors.

Cox Radio adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.

Incentive Compensation Plans

Cox Radio’s Third Amended and Restated Long-Term Incentive Plan (LTIP) consists of a mix of performance awards and restricted stock. Performance awards are designed to increase in value based on Cox Radio’s operating performance and are denominated as a number of units which are multiplied by the percentage increase in certain pre-established financial metrics over a five-year period. Performance awards vest 60% in the third year, 80% in the fourth year, and 100% in the fifth year from the date of grant. Cox Radio recognizes compensation expense related to the performance awards over the appropriate vesting period based on the amount that is expected to be paid upon vesting of the awards. Performance awards will be paid out in cash or, for certain employees, in Cox Radio stock, which will remain subject to restrictions on resale or transfer as long as the recipient is employed by Cox Radio or one of its affiliates. Awards of restricted stock fully vest five years after the date of grant and are subject to a risk of forfeiture until the vesting date. Cox Radio recognizes compensation expense related to the restricted stock awards over the five-year vesting period.

During the year ended December 31, 2008, Cox Radio had two stock-based employee compensation plans, the LTIP and an Employee Stock Purchase Plan (ESPP). Cox Radio accounts for these plans under the fair value recognition provisions of SFAS No. 123 (revised 2004), Share Based Payment (SFAS No. 123R).

Pension and Post-retirement Benefits

Cox Enterprises generally provides defined pension benefits to eligible Cox Radio employees based on years of service and compensation during those years. Cox Enterprises also provides certain health care and life insurance benefits to eligible Cox Radio employees and retirees. Expenses related to these plans are allocated to Cox Radio through the intercompany account. The amount of the allocation is generally based on actuarial determinations of the effect of Cox Radio employees’ participation in the Cox Enterprises plans. Prior to January 1, 2007, only retirees and employees of Cox Radio who were employed on or before December 31, 1996 were eligible to participate in these plans. In December 2006, the Cox Radio Board of Directors approved expanded participation so that, effective January 1, 2007, all remaining eligible employees of Cox Radio will participate in both the pension plan and post-retirement health care plan on a prospective basis.

COX  RADIO / 2008  FORM  10-K

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 24%, 25% and 23% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. The statement also establishes disclosure requirements to enhance investors’ ability to evaluate the nature and financial effects of business combinations. The statement is effective for Cox Radio beginning January 1, 2009. The impact of adopting SFAS No. 141R on Cox Radio’s consolidated financial position and results of operations will be largely dependent on the size and nature of business combinations completed after adoption of this statement. However, Cox Radio does not expect that the adoption of SFAS No. 141R will result in the identification of additional reporting units or in material effects on its goodwill impairment tests. Furthermore, Cox Radio has no material remaining valuation allowances for deferred tax assets acquired in prior business combinations and has no material remaining uncertain tax positions or liabilities related to prior business combinations.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurement (SFAS No. 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS No. 157 was effective for Cox Radio beginning January 1, 2009. Cox Radio does not expect the impact of the adoption of FSP 157-2 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). This guidance is intended to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP 142-3 was effective for Cox Radio beginning January 1, 2009. Cox Radio does not expect the impact of the adoption of FSP 142-3 to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the source of accounting principles and the framework for the principles used in preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 will be effective for Cox Radio 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Cox Radio does not expect the impact of the adoption of SFAS No. 162 to have a material impact on its financial position, results of operations or cash flows.

COX  RADIO / 2008  FORM  10-K

3. Earnings Per Common Share and Capital Structure

	Year Ended December 31,
(Amounts in thousands, except per share data)	2008	2007	2006
Net (loss) income	$(404,002)	$1,867	$(24,447)
Earnings Per Share – Basic Weighted-average common shares outstanding	84,111	93,915	96,012
Net (loss) income per common share – basic	$(4.80)	$0.02	$(0.25)
Earnings Per Share – Diluted Weighted-average common shares outstanding	84,111	93,915	96,012
Effect of dilutive securities:
Long-Term Incentive Plan	–	561	–
Employee Stock Purchase Plan	–	37	–
Shares applicable to earnings per share – diluted	84,111	94,513	96,012
Net (loss) income per common share – diluted	$(4.80)	$0.02	$(0.25)

The following table summarizes the securities excluded from the computation of Net (loss) income per common share – diluted for each of the years ended December 31, 2008, 2007 and 2006. Amounts were excluded from the computation because their inclusion would have been anti-dilutive.

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Stock options	5,726	5,962	6,854
Restricted stock	898	–	455
Performance units	–	–	2,225
ESPP purchase rights	–	–	155
Total	6,624	5,962	9,689

4. Acquisitions and Dispositions of Businesses

Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. When Cox Radio enters into an LMA or a JSA, the broadcast revenues and operating expenses of stations operated by Cox Radio under LMAs and JSAs are included in Cox Radio’s operations since the respective effective dates of such agreements. Cox Radio currently has no LMAs and one JSA.

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

COX  RADIO / 2008  FORM  10-K

On August 1, 2008, Cox Radio acquired six radio stations serving the Athens, Georgia market. The stations were acquired for an aggregate purchase price of approximately $60 million, of which $12 million had been previously paid to the sellers under an option agreement, and the remaining $48 million was funded with borrowings under Cox Radio’s credit facility. Of the $60.0 million purchase price, $54.7 million was allocated to FCC licenses, $1.3 million was allocated to other intangible assets, $1.3 million was allocated to goodwill and the remainder was allocated to property and equipment, based on third-party fair value appraisals. The goodwill is deductible for tax purposes.

The results of operations for these acquired stations were not material to the consolidated results of operations of Cox Radio. Therefore, pro forma financial information assuming the transactions were consummated on January 1, 2006 is not presented.

5. Investments

iBiquity Digital Corporation — Cox Radio holds shares of common stock of iBiquity Digital Corporation (formerly USA Digital Radio, Inc.), a developer of digital radio broadcasting technology, that Cox Radio originally acquired for a total purchase price of $2.5 million. Cox Radio accounts for this investment, included in other assets in the accompanying balance sheets, under the cost method. This investment is evaluated for impairment on an annual basis or as the circumstances dictate. No impairment has been recorded to date.

6. Property and Equipment

	December 31,
(Amounts in thousands)	2008	2007
Land	$9,242	$8,180
Buildings and building improvements	37,421	34,534
Broadcast equipment	118,041	111,800
Construction in progress	1,897	4,117
Property and equipment, at cost	166,601	158,631
Less accumulated depreciation	(94,026)	(86,103)
Net property and equipment	$72,575	$72,528

Depreciation expense was $10.4 million for the year ended December 31, 2008 and $11.2 million for each of the years ended December 31, 2007 and 2006.

7. Goodwill and Other Intangible Assets

Cox Radio accounts for goodwill and intangible assets in accordance with SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, not be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is December 31st.

During the first quarter of 2008, for the year ended December 31, 2007, Cox Radio performed its annual tests for impairment and recorded an impairment charge of $113.1 million to reduce the carrying value of FCC licenses at the Birmingham, Greenville, Honolulu, Houston, Jacksonville, Louisville, Richmond and Southern Connecticut markets to their estimated fair value. This non-cash charge was recorded in the fourth quarter and is reflected in the Consolidated Statement of Income for the year ended December 31, 2007. Additionally, as a result of the impairment test, Cox Radio recorded a goodwill impairment charge of $4.0 million in the fourth quarter as reflected in the Consolidated Statement of Income for the year ended December 31, 2007. The $4.0 million reflects charges to reduce the carrying value of goodwill at the Tulsa market to its estimated fair value.

In connection with preparing the financial statements for the period ended June 30, 2008, Cox Radio concluded, based on deteriorating macro-economic factors, as well as declining radio industry revenues and a weakening in prevailing radio station transaction multiples, that a interim impairment tests pursuant

COX  RADIO / 2008  FORM  10-K

to SFAS No. 142 were appropriate. In connection with these interim impairment tests as of June 30, 2008, the terminal value growth rate used in the fair value estimates was decreased to reflect declines in the general economy and advertising market. These interim tests incorporated decreases in projections for future market performance as well as a decrease in estimated terminal value growth rates. Based on these tests, Cox Radio recorded an impairment charge of $131.9 million to reduce the carrying value of FCC licenses in the Greenville, Honolulu, Houston, Jacksonville, Louisville, Richmond, San Antonio and Southern Connecticut markets to their estimated fair value. Additionally, as a result of the impairment tests, Cox Radio recorded a goodwill impairment charge of $15.7 million to reduce the carrying value of goodwill in the Miami, San Antonio and Tulsa markets to their estimated fair values.

In connection with the annual impairment tests as of December 31, 2008, Cox Radio further revised its projections of future market operating performance, and took into consideration the continued decline in the general economy, the advertising industry and Cox Radio’s market capitalization. The discount rate used also was increased to reflect changes in the overall credit environment. Based on these tests, Cox Radio recorded a non-cash impairment charge of $594.5 million to reduce the carrying value of FCC licenses in the Atlanta, Athens, Birmingham, Greenville, Honolulu, Houston, Jacksonville, Louisville, Miami, Richmond, San Antonio, Southern Connecticut, Tampa and Tulsa markets to their estimated fair value. Additionally, an impairment charge of $7.1 million was recorded to reduce the carrying value of goodwill in the Athens, Greenville, Honolulu, Houston, Jacksonville and Richmond markets to their estimated fair values.

Cox Radio utilizes a discounted cash flow model as its principal valuation method, but also considers market transactions in evaluating the recoverability of goodwill and FCC licenses, and has concluded that the recorded balances of these assets as of December 31, 2008 are recoverable through future cash flows. Cox Radio will continue to monitor the need to test intangible assets for impairment as required by SFAS No. 142, including considering the uncertainty surrounding the current economic environment, changes in estimates of future cash flows, market transactions and volatility in the stock market, as well as in Cox Radio’s own stock price, in assessing goodwill and FCC licenses for recoverability. Due to the uncertainty of future economic conditions and their impact on Cox Radio’s financial performance, further downward revisions to the estimated fair values of certain markets or FCC licenses could result in future impairment charges.

The following table reflects the components of intangible assets for the periods indicated:

(Amounts in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2008
FCC licenses and other intangible assets, net	$928,992	$57	$928,935
Goodwill	190,017	–	190,017

December 31, 2007
FCC licenses and other intangible assets, net	$1,593,120	$578	$1,592,542
Goodwill	211,608	–	211,608

Amortization expense for each of the years ended December 31, 2008, 2007 and 2006 was less than $0.1 million. Amortization expense for each of the next five years is not expected to be material. Total amortizable intangible assets are immaterial.

On August 1, 2008, Cox Radio consummated the acquisition of six radio stations serving the Athens, Georgia market. The six stations – WNGC-FM, WGMG-FM, WPUP-FM, WGAU-AM, WRFC-AM and WXKT-FM – were acquired for approximately $60 million, less $12 million previously paid to the sellers. Of the $60 million purchase price, $54.7 million was allocated to FCC licenses, $1.3 million was allocated to other intangible assets and $1.3 million was allocated to goodwill.

In July 2008, Cox Radio completed a signal upgrade for WRKA-FM in Louisville, Kentucky and, in connection therewith, reclassified $6.8 million from other assets to FCC licenses.

COX  RADIO / 2008  FORM  10-K

In December 2007, Cox Radio completed a signal upgrade for WKHK-FM in Richmond, Virginia and, in connection therewith, reclassified $3.3 million from other assets to FCC licenses.

8. Income Taxes

Income tax (benefit) expense is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Current:
Federal	$12,490	$25,061	$28,246
State	2,879	3,329	(2,711)
Total current	15,369	28,390	25,535
Deferred:
Federal	(217,433)	(20,294)	(38,995)
State	(35,564)	(4,176)	(12,965)
Total deferred	(252,997)	(24,470)	(51,960)
Total income tax (benefit) expense	$(237,628)	$3,920	$(26,425)

The tax effects of significant temporary differences, which comprise the net deferred tax liabilities, are as follows:

	December 31,
(Amounts in thousands)	2008	2007
Current deferred tax assets:
Provision for doubtful accounts	$1,606	$1,135
Other	300	216
Total net current assets	$1,906	$1,351
Noncurrent deferred tax assets (liabilities):
Property and equipment	$(7,466)	$(5,315)
Intangibles	(191,325)	(447,515)
Employee compensation and benefits	6,791	8,323
Other	1,452	1,517
Total net noncurrent liabilities	(190,548)	(442,990)
Net deferred tax liabilities	$(188,642)	$(441,639)

COX  RADIO / 2008  FORM  10-K

Income tax expense (benefit) computed using the federal statutory rates is reconciled to the reported income tax provisions as follows:

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006

Federal statutory income tax rate	35%	35%	35%
Computed tax (benefit) expense at federal statutory rates on income before income taxes	$(224,570)	$2,025	$(17,806)
State income taxes (net of federal tax benefit)	(21,916)	541	(1,354)
Change in estimated effective state tax rates	533	(589)	(4,014)
Impairment of intangible assets	7,536	1,392	859
Entertainment disallowance	727	754	683
Adjustments and settlements (federal and state)	(596)	(303)	(5,185)
Other, net	658	100	392
Income tax (benefit) expense	$(237,628)	$3,920	$(26,425)

Each year, Cox Radio analyzes its effective rate for deferred state income tax purposes. The appropriate rate is determined based upon the states in which Cox Radio currently operates and the relative statutory rates, apportionment factors and taxable income applicable to those states. Accordingly, adjustments of approximately $0.5 million, $(0.6) million and $(4.0) million were recorded in 2008, 2007 and 2006, respectively.

Cox Radio adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon settlement. The adoption of FIN 48 did not have a material impact on Cox Radio’s financial position or results of operations.

Total unrecognized tax benefits as of December 31, 2008 were $1.1 million, of which approximately $0.9 million would impact the effective tax rate if Cox Radio were to recognize the tax benefit for such positions. Total unrecognized tax benefits as of December 31, 2007 were $2.1 million, of which approximately $1.5 million would impact the effective tax rate if Cox Radio were to recognize the tax benefit for such positions.

A reconciliation of the beginning and ending amounts of the liability for unrecognized tax benefits is provided below. Amounts presented exclude interest on unrecognized tax benefits:

	December 31,
(Amounts in thousands)	2008	2007
Balance at beginning of year	$1,711	$2,275
Additions (reductions) based on tax positions of prior years	140	(200)
Additions based on tax positions of the current year	202	155
Settlements	(936)	(272)
Lapse of applicable statute of limitations	(185)	(247)
Balance at end of year	$932	$1,711

While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next 12 months due to the settlement of ongoing audits or the lapse of statute of limitations, Cox Radio does not expect any change in the amount of unrecognized tax benefits to be material to the financial statements.

COX  RADIO / 2008  FORM  10-K

During 2008, Cox Radio’s federal income tax return examinations were completed for tax years 2004 and 2005. Various states are currently conducting examinations of our income tax returns for tax years 2004 through 2006.

Cox Radio classifies interest and penalties associated with its unrecognized tax benefits as a component of income tax expense. Cox Radio accrued a benefit for interest and penalties of approximately $0.3 million and $0.1 million associated with unrecognized tax benefits during 2008 and 2007, respectively. At December 31, 2008 and 2007, Cox Radio recorded a liability for potential interest and penalties of approximately $0.1 million and $0.4 million, respectively.

9. Long-Term Debt, Commitments and Contingencies

At December 31, 2008 and 2007, outstanding long-term debt consisted only of amounts borrowed under Cox Radio’s five-year $600.0 million unsecured revolving credit facility described below. In December 2008, Cox Radio amended its credit agreement to effectively terminate the commitment of a subsidiary of Lehman Brothers Holdings, Inc. (Lehman). As a result, once the amount that has been funded by the Lehman subsidiary has been repaid, aggregate capacity under the revolving credit facility will be effectively reduced by $8.7 million. The interest rate for the facility is, at Cox Radio’s option:

•	The greater of the prime rate or the federal funds borrowing rate plus 0.5%;
•	The London Interbank Offered Rate (LIBOR) plus a spread based on the credit ratings of Cox Radio’s senior unsecured long-term debt; or
•	The federal funds borrowing rate plus a spread based on the credit ratings of Cox Radio’s senior unsecured long-term debt.

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior unsecured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At December 31, 2008, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At December 31, 2008, Cox Radio had $400.1 million of outstanding indebtedness under the credit facility. The interest rate applied to amounts due under the credit facility was 1.8% at December 31, 2008. At December 31, 2007, Cox Radio had $320.0 million of outstanding indebtedness under the credit facility. The interest rate applied to amounts due under the credit facility was 5.7% at December 31, 2007. Since the interest rate is variable, the recorded balance of the credit facility approximates fair value.

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. In August 2007, Cox Radio amended this agreement to increase the guarantee to up to $6 million and to extend the expiration to June 2009. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. At December 31, 2008 and 2007, the carrying value of this guarantee was $0.7 million and $0.6 million, respectively.

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

Cox Radio had an effective shelf registration statement which, under SEC rules, expired on December 1, 2008.

COX  RADIO / 2008  FORM  10-K

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

Cox Radio leases land, office facilities and various items of equipment. Rental expense under operating leases amounted to $11.0 million, $10.2 million and $10.0 million in 2008, 2007 and 2006, respectively. Future minimum lease payments for all non-cancelable operating and capital leases for each of the five years subsequent to December 31, 2008 are $7.7 million, $7.2 million, $6.1 million, $5.1 million and $4.3 million, respectively, and $18.3 million thereafter.

Cox Radio also has various other purchase commitments, including contracts for sports programming and on-air personalities.

10. Shareholders’ Equity

In August 2005, Cox Radio’s Board of Directors authorized a share repurchase program pursuant to which Cox Radio was authorized to repurchase up to $100 million of its outstanding shares of Class A common stock. Final repurchases under this program were made in August 2007.

In May 2007, Cox Radio’s Board of Directors authorized a second share repurchase program pursuant to which Cox Radio was authorized to repurchase up to $100 million of its outstanding shares of Class A common stock. Final repurchases under this program were made in April 2008.

In March 2008, the Board of Directors authorized a third share repurchase program through which Cox Radio, from time to time, may repurchase up to $100 million of its Class A common stock in the open market or through privately negotiated transactions, with the amount and timing of repurchases to be determined by the company’s management.

As of December 31, 2008, Cox Radio had purchased 21.4 million shares under all authorized programs for an aggregate purchase price of approximately $261.4 million, including commissions and fees, at an average price of $12.22 per share. Repurchased shares are held in treasury. As of December 31, 2008, $38.6 million remained authorized as available to repurchase outstanding shares under the third program. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

11. Retirement Plans

Cox Enterprises Pension and Post-retirement Benefits

Eligible Cox Radio employees participate in the funded, noncontributory defined benefit pension plan of Cox Enterprises and certain employees participate in one of two unfunded, non-qualified supplemental pension plans of Cox Enterprises. The plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox Radio or affiliated companies and compensation rates during those years. Additionally, Cox Enterprises provides certain health care and life insurance benefits to substantially all retirees of Cox Enterprises and certain of its subsidiaries, including Cox Radio. Cox Enterprises uses a measurement date of December 31st for its pension and post-retirement benefit plans.

Pension expense allocated to and contributed by Cox Radio related to the plans was $6.8 million, $6.2 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Post-retirement health care expense allocated to and contributed by Cox Radio related to the plan was $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

COX  RADIO / 2008  FORM  10-K

Cox Enterprises Savings and Investment Plan

In addition, substantially all of Cox Radio’s employees are eligible to participate in the 401(k) savings and investment plan of Cox Enterprises. Cox Radio offers a $0.50 match on each dollar of employee contributions up to 6%, for a maximum match of 3% of eligible wages. Cox Radio’s expense under the plan was $2.4 million for each of the years ended December 31, 2008, 2007 and 2006.

Other Retirement Plans

Certain Cox Radio employees, whose savings and investment plan contributions are at the IRS maximum or are restricted in order to pass the IRS nondiscrimination test, participate in a separate non-qualified savings restoration plan sponsored by Cox Radio. Under the terms of this plan, Cox Radio matched a discretionary contribution amount no greater than 50% of employee contributions to both the savings and investment and restoration plans up to a specified maximum percentage of the employee’s eligible compensation. Cox Radio’s expense under the non-qualified savings restoration plan was not material to the financial statements for any period presented.

12. Stock-Based Compensation and Long-Term Incentive Plans

During the years ended December 31, 2008, 2007 and 2006, Cox Radio accounted for two stock-based employee compensation plans, restricted stock issued under the LTIP and the Employee Stock Purchase Plan (ESPP). Cox Radio accounts for these plans in accordance with SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. The total compensation cost charged against income for these plans was $4.3 million, $2.1 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.6 million, $0.7 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Specific information regarding each plan is presented below.

Cox Radio Employee Stock Purchase Plan

During 2006, Cox Radio adopted an ESPP under which Cox Radio was authorized to issue purchase rights totaling 500,000 shares of Class A common stock. The ESPP provided for four alternate entry dates: July 1, 2006, January 1, 2007, July 1, 2007 and January 1, 2008. Employees were eligible to participate in the plan as of the first entry date on which they were employed and regularly scheduled to work at least 20 hours per week. Under the terms of the ESPP, the purchase price was the lesser of 85% of the fair market value of the Class A common stock on the grant date (the initial purchase price) or 90% of the fair market value of the Class A common stock on June 30, 2008, the end of the plan, which was $10.82. Under the ESPP, “fair market value” was defined as the average of the closing prices of Class A common stock on the New York Stock Exchange for the 10-day period ending on the applicable date. The initial purchase price was set at $10.97, $13.69, $12.57 and $10.39 for the first, second, third and fourth grant dates, respectively. Purchase rights equivalent to 159,201 shares, 5,888 shares, 4,350 shares and 312 shares of Class A common stock were issued under the ESPP with respect to the first, second, third and fourth entry dates, respectively. Employees were allowed to purchase the shares via payroll deductions through June 30, 2008, at which time the plan terminated and 116,570 shares of Class A common stock were issued to the remaining plan participants. During 2008, 2007 and 2006, 3,640 shares, 2,251 shares and 170 shares, respectively, were issued under the ESPP due to cancellation of employees’ participation or termination of employment.

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

Cox Radio Amended and Restated Long-Term Incentive Plan

Pursuant to the LTIP, executive officers and certain employees of Cox Radio who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards (including restricted

COX  RADIO / 2008  FORM  10-K

stock units), performance-based restricted stock awards, performance shares and awards consisting of combinations of such incentives. Cox Radio has reserved 13,200,000 shares of Class A common stock for issuance under the LTIP. Cox Radio currently has stock options, restricted stock awards, restricted stock units and performance units outstanding under its LTIP. Each of these is discussed further below.

Subject to the maximum shares reserved under the LTIP, no individual may receive a stock option covering more than 500,000 shares of Class A common stock in any year nor be granted more than 250,000 shares of Class A common stock, in any combination of performance awards, restricted stock or other stock-based awards that are subject to performance criteria in any year. The maximum payout for any individual for a performance award paid in cash is 300% of his or her earnings for the year of the performance award payment.

Restricted Stock

Awards of performance-based restricted stock are dependent upon the achievement of pre-established performance criteria. Once granted, restricted stock awards normally become 100% vested five years after the date of grant. Awards of restricted stock are subject to a risk of forfeiture until the vesting date. Cox Radio has issued both standard restricted stock awards and restricted stock units. Unlike standard restricted stock awards, no shares of common stock are issued upon the date of grant of restricted stock units. Instead, restricted stock units represent an agreement to issue Class A common stock upon vesting.

A summary of the status of Cox Radio’s restricted stock granted (includes both standard awards and restricted stock units) as of December 31, 2008 and changes during the year then ended is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Restricted shares at beginning of year	704,782	$14.94
Granted	392,360	11.79
Vested	(142,199)	15.42
Forfeited	(56,510)	13.78
Restricted shares at end of year	898,433	$13.56

As of December 31, 2008, there was $ 4.5 million of total unrecognized compensation cost related to restricted stock compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.1 years, as the awards vest. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $1.7 million, less than $0.1 million and $0.1 million, respectively.

Non-Qualified Stock Options

Non-qualified stock options granted under the LTIP normally vest 60% after three years from the date of grant, 80% after four years from the date of grant and 100% after five years from the date of grant and expire ten years from the date of grant.

A summary of the status of Cox Radio’s stock options granted under the LTIP as of December 31, 2008 and changes during the year is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	5,889,817	$21.80
Granted	–	–
Exercised	–	–
Forfeited	(323,773)	20.00
Outstanding at end of year	5,566,044	$21.91	3.9 years	$ –
Options exercisable at year-end	4,990,689	$22.31	3.6 years	$ –

COX  RADIO / 2008  FORM  10-K

There were no options granted during the years ended 2008, 2007 or 2006. Total cash received from options exercised during the years ended December 31, 2007 and 2006 was $0.3 million and $3.4 million, respectively. There were no options exercised during the year ended December 31, 2008. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006, was $0.1 million and $2.1 million, respectively. All options outstanding are fully vested.

Performance Units

During the years ended December 31, 2008, 2007 and 2006, Cox Radio also accounted for awards of performance units, which are not a form of stock-based compensation under SFAS No. 123R, but are issued under Cox Radio’s LTIP. Compensation expense related to performance units is recognized over the five-year vesting period based on the amount that is expected to be paid upon vesting of the awards. Performance units are issued under the LTIP and payouts, if any, are based on Cox Radio’s financial performance over a five-year period. During the second quarter of 2008, based on deteriorating macro-economic factors, Cox Radio revalued its outstanding performance unit awards to reflect amounts ultimately expected to be paid out upon vesting, which resulted in a reversal of previously-accrued compensation expense to reflect updated expectations. A second revaluation was performed as of December 31, 2008, which resulted in further reversals of previously-accrued compensation expense to reflect current expectations. For the years ended December 31, 2008, 2007 and 2006, compensation expense recognized in the income statement for performance units was $(9.0) million, $4.0 million and $2.8 million, respectively.

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

Cox Radio receives day-to-day cash management services from Cox Enterprises, with settlements of outstanding balances between Cox Radio and Cox Enterprises occurring periodically at market interest rates. As a part of these services, Cox Enterprises transfers funds to cover Cox Radio’s checks presented for payment and Cox Radio records a book overdraft, which is classified as accounts payable in the accompanying balance sheets. Book overdrafts of $5.9 million and $2.8 million existed at December 31, 2008 and 2007, respectively, as a result of Cox Radio’s checks outstanding. The amounts due to or from Cox Enterprises are generally due on demand and represent the net balance of the intercompany transactions. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate (1.8 % and 6.0% at December 31, 2008 and 2007, respectively), dependent upon Cox Radio’s credit rating. Cox Enterprises owed Cox Radio approximately $1.4 million at December 31, 2008, and Cox Radio owed Cox Enterprises approximately $16.6 million at December 31, 2007.

Cox Radio receives certain management services from Cox Enterprises and its wholly-owned subsidiary, Cox Media Group, Inc. (formerly Cox Broadcasting), including management and financial advisory services, legal, corporate secretarial, tax, internal audit, risk management, purchasing and materials management, employee benefit (including pension plan) administration, fleet, engineering and other support services. Expenses allocated for these services are included in corporate general and administrative expenses in the Consolidated Statements of Income. Cox Radio was allocated expenses for the years ended December 31, 2008, 2007 and 2006 of approximately $3.4 million, $3.2 million and $3.2 million, respectively, related to these services.

In connection with these management services, Cox Radio reimburses Cox Enterprises for payments made to third-party vendors for certain goods and services provided to Cox Radio under arrangements made by Cox Enterprises on behalf of Cox Enterprises and its affiliates, including Cox Radio. Cox Radio believes such arrangements result in Cox Radio receiving such goods and services at more attractive pricing than Cox Radio would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through Cox Enterprises’ insurance program, which provides coverage for all of its affiliates, including Cox Radio. Rather than self-insuring these risks, Cox Enterprises purchases insurance for a fixed-premium cost from several insurance companies,

COX  RADIO / 2008  FORM  10-K

including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of Cox Enterprises, including James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and his sister, who each own 25% of this company. This insurance company is an insurer and re-insurer on various insurance policies purchased by Cox Enterprises, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox Radio’s loss experience, consistent with insurance industry practice. Cox Radio’s portion of these insurance costs was approximately $ 0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Cox Radio’s employees participate in certain Cox Enterprises employee benefit plans, and Cox Radio made payments to Cox Enterprises in 2008 for the costs incurred because of such participation, including self-insured employee medical insurance costs of approximately $11.1 million, retiree medical payments of approximately $0.2 million, post-employment benefits of approximately $0.7 million and pension plan payments of approximately $ 5.9 million. Costs incurred for these items in 2007 and 2006 were self-insured employee medical insurance costs of approximately $10.7 million and $10.5 million, respectively; retiree medical payments of approximately $0.2 and $0.1 million, respectively; post-employment benefits of approximately $0.7 million for each year; and pension plan payments of approximately $6.2 million and $1.1 million, respectively.

Included in the amounts due from (to) Cox Enterprises are the following transactions:

(Amounts in thousands)
Due to Cox Enterprises, December 31, 2005	$(9,898)
Cash transferred to Cox Enterprises	433,612
Acquisitions	(7,688)
Borrowing on revolver	225,000
Repayment of 6.625% notes	(250,000)
Repurchase of Class A common stock	(45,227)
Net operating expense allocations and reimbursements	(343,819)
Due from Cox Enterprises, December 31, 2006	1,980
Cash transferred to Cox Enterprises	444,188
Acquisitions	(5,000)
Repayments of revolver	(60,000)
Repurchase of Class A common stock	(67,716)
Net operating expense allocations and reimbursements	(330,054)
Due to Cox Enterprises, December 31, 2007	(16,602)
Cash transferred to Cox Enterprises	421,716
Acquisitions	(48,112)
Borrowing on revolver	80,050
Repurchase of Class A common stock	(108,993)
Net operating expense allocations and reimbursements	(326,663)
Due from Cox Enterprises, December 31, 2008	$1,396

Cox Radio has estimated that the carrying value of advances approximates fair value, given the short-term nature of these advances.

Cox Radio’s headquarters building is leased by Cox Enterprises from a partnership that in turn is indirectly owned by descendents of Governor James M. Cox, the founder of Cox Enterprises, with an indirect 36% interest held in the aggregate by the children of James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and an indirect less than 3% interest held in the aggregate by Mr. Kennedy and his sister. Cox Radio pays rent and certain other occupancy costs to Cox Enterprises for space in Cox Enterprises’ corporate headquarters building. Rent and occupancy expense is allocated based on occupied space. Related rent and occupancy expense was approximately $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

COX  RADIO / 2008  FORM  10-K

Cox Radio has entered into lease agreements with Cox Media Group with respect to studio and tower site properties in Atlanta, Georgia, Dayton, Ohio and Orlando, Florida that are used for Cox Radio’s radio operations in those markets. The annual rental cost in the aggregate was approximately $0.7 million for each of the years ended December 31, 2008, 2007 and 2006.

Cox Search, Inc., a wholly-owned subsidiary of Cox Enterprises, from time to time purchases radio advertising from Cox Radio’s Atlanta radio stations at regular commercial rates. For the years ended December 31, 2008, 2007 and 2006, the amount purchased was $0.3 million, $0.4 million and $0.6 million, respectively.

Television stations located in Atlanta, Georgia and Orlando, Florida, as well as newspaper operations located in Atlanta, Georgia, all owned indirectly by Cox Enterprises, from time to time purchase radio advertising at regular commercial rates. For the years ended December 31, 2008, 2007 and 2006 the aggregate amount purchased was $1.9 million, $1.8 million and $2.2 million, respectively. Cox Radio may also, from time to time, purchase advertising at regular commercial rates from television stations located in Atlanta and Orlando owned indirectly by Cox Enterprises. For the years ended December 31, 2008, 2007 and 2006, the aggregate amount purchased was $0.3 million, $0.7 million and $0.6 million, respectively.

14. Supplemental Cash Flow Information

(Amounts in thousands)	2008	2007	2006
Additional cash flow information:
Cash paid for interest	$14,452	$21,453	$31,132
Cash paid for income taxes	19,225	27,637	24,517

COX  RADIO / 2008  FORM  10-K

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

(Amounts in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
Net revenues	$97,802	$108,228	$104,864	$99,345
Cost of services (exclusive of depreciation and amortization shown below)	23,618	22,485	25,114	25,488
Selling, general and administrative	40,329	41,670	41,715	40,552
Corporate general and administrative expenses	5,967	2,920	4,865	3,592
Depreciation and amortization	2,701	2,637	2,584	2,532
Impairment of intangible assets	–	147,633	–	601,629
Other operating expenses, net	43	18	73	41
Operating income (loss)	$25,144	$(109,135)	$30,513	$(574,489)
Net income (loss)	12,809	(75,357)	15,871	(357,325)
Net income (loss) per common share – basic	$0.15	$(0.88)	$0.19	$(4.45)
Net income (loss) per common share – diluted	0.14	(0.88)	0.19	(4.45)

2007
Net revenues	$100,753	$118,002	$111,765	$114,332
Cost of services (exclusive of depreciation and amortization shown below)	22,868	22,715	24,242	24,295
Selling, general and administrative	41,282	49,115	42,229	43,738
Corporate general and administrative expenses	5,307	5,402	5,334	4,244
Depreciation and amortization	3,025	2,701	2,741	2,702
Impairment of intangible assets	–	–	–	117,134
Other operating expenses, net	220	(135)	81	25
Operating income (loss)	$28,051	$38,204	$37,138	$(77,806)
Net income (loss)	13,533	20,254	20,196	(52,116)

Net income (loss) per common share – basic	$0.14	$0.21	$0.22	$(0.57)
Net income (loss) per common share – diluted	0.14	0.21	0.21	(0.57)

COX  RADIO / 2008  FORM  10-K

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2008, the end of the fiscal year to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

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

COX  RADIO / 2008  FORM  10-K

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Cox Radio’s Class A common stock is listed on the New York Stock Exchange (NYSE). The NYSE requires the Chief Executive Officer of each listed company to certify to the NYSE annually, after the company’s annual meeting of stockholders, that his or her company is in compliance with the NYSE’s corporate governance listing standards. In accordance with the NYSE’s procedures, on May 9, 2008, Robert F. Neil, Cox Radio’s President and Chief Executive Officer, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards. Additionally, as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, Cox Radio has filed the certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of Cox Radio’s public disclosure.

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to Cox Radio’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

COX  RADIO / 2008  FORM  10-K

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Documents incorporated by reference or filed with this report:

(1)	Audited Consolidated Balance Sheets as of December 31, 2008 and 2007 and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2008 (filed under Item 8 of this Report); and
(2)	Schedule II – Valuation and qualifying accounts.
(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits, which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1)2.1	–	Asset Purchase Agreement, dated as of February 4, 2008, by and among Cox Radio, Inc., Southern Broadcasting of Athens, Inc., Southern Broadcasting of Pensacola, Inc., New Broadcast Investment Properties, Inc. and Southern Broadcasting Companies, Inc.
(2)3.1	–	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.
(3)3.2	–	Certificate of Amendment of Certificate of Incorporation of Cox Radio, Inc.
(4)3.3	–	Amended and Restated Bylaws of Cox Radio, Inc.
(5)4.1	–	Indenture, dated as of May 26, 1998, by and among Cox Radio, Inc., The Bank of New York, WSB, Inc. and WHIO, Inc.
(6)4.2	–	First Supplemental Indenture, dated as of February 1, 1999, by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.
(7)4.3	–	Agreement of Resignation, Appointment and Acceptance, effective March 1, 2005, by and among Cox Radio, Inc., The Bank of New York and the Bank of New York Trust Company, N.A.
(8)4.4	–	Form of Specimen Class A common stock certificate.
(9)10.1	–	Credit Agreement, dated as of July 26, 2006, by and among Cox Radio, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper Inc. and Citibank, N.A., as Syndication Agents, Wachovia Capital Markets, LLC and Bank of Tokyo-Mitsubishi UFJ Trust Company, as Documentation Agents, and JP Morgan Securities, Inc., Lehman Brothers Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners.
10.2	–	First Amendment and Limited Waiver to Credit Agreement, dated as of December 29, 2008.
(10)10.3	–	Revolving Promissory Notes, dated December 4, 2003.
(11)10.4	–	Cox Radio, Inc. Third Amended and Restated Long-Term Incentive Plan (management contract or compensation plan).
(12)10.5	–	Amendment Number One to the Cox Radio, Inc. Third Amended and Restated Long-Term Incentive Plan (management contract or compensation plan).
(13)10.6	–	Forms of Long-Term Incentive Plan Agreement, Restricted Stock Grant Agreement and Performance Award Agreement (management contract or compensation plan).
(14)10.7	–	Form of Restricted Stock Unit Grant Agreement (management contract or compensation plan).
(15)10.8	–	Form of notice of amendment to stock option award agreements accelerating vesting (management contract or compensation plan).
(16)10.9	–	Cox Radio, Inc. Restricted Stock Plan for Non-Employee Directors (management contract or compensation plan).
(17)10.10	–	Form of Notice of Grant under Restricted Stock Plan for Non-Employee Directors (management contract or compensation plan).
(18)10.11	–	Cox Radio, Inc. Savings Plus Restoration Plan, as amended and restated (management contract or compensation plan).
10.12	–	Cox Enterprises, Inc. Supplemental Retirement Plan, as amended and restated (management contract or compensation plan).
10.13	–	Cox Executive Supplemental Plan, as amended and restated (management contract or compensation plan).
10.14	–	Cox Enterprises, Inc. Executive Savings Plus Restoration Plan, as amended and restated (management contract or compensation plan).

COX  RADIO / 2008  FORM  10-K

(19)10.15	–	Cox Radio, Inc. Annual Incentive Plan, effective as of January 1, 2008 (management contract or compensation plan).
(20)10.16	–	Amendment Number One to the Cox Radio, Inc. Annual Incentive Plan, effective as of January 1, 2008 (management contract or compensation plan).
(21)10.17	–	Cox Radio, Inc. Annual Bonus Plan, effective January 1, 2009 (management contract or compensation plan).
13.1	–	Portions of the 2008 Annual Report to Shareholders (expressly incorporated by reference in Part II, Item 5 of this report).
21.1	–	Subsidiaries of Cox Radio, Inc.
23.1	–	Consent of Deloitte & Touche LLP.
24.1	–	Power of Attorney set forth on the signature page of this report.
31.1	–	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	–	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	–	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
(1)	Incorporated by reference to Exhibit 2.1 of Cox Radio’s Current Report on Form 8-K dated February 4, 2008 and filed February 6, 2008.
(2)	Incorporated by reference to Exhibit 3.1 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed on February 15, 2002.
(4)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).

(5)	Incorporated by reference to Exhibit 4.4 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 1998 (global notes representing Cox Radio’s senior unsecured non-convertible debt have not been filed or incorporated by reference in accordance with Item 601(b)(4)(iii) of Regulation S-K, and Cox Radio agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request).
(6)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.
(7)	Incorporated by reference to Exhibit 4.3 of Cox Radio’s Registration Statement on Form S-3 (SEC File No. 333-124114).
(8)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A/A dated February 15, 2002.
(9)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Current Report on Form 8-K dated July 26, 2006 and filed July 31, 2006.
(10)	Incorporated by reference to Exhibit 10.8 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference to Exhibit 10.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 2005.
(12)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Current Report on Form 8-K dated December 11, 2008 and filed December 17, 2008.
(13)	Incorporated by reference to Exhibit 10.3 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 2005.
(14)	Incorporated by reference to Exhibit 10.2 to Cox Radio’s Report on Form 10-Q for the period ended March 31, 2008.
(15)	Incorporated by reference to Exhibit 10.4 of Cox Radio’s Report on Form 10-Q for the period ended September 30, 2005.
(16)	Incorporated by reference to Exhibit 10.11 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).
(17)	Incorporated by reference to Exhibit 10.6 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2004.
(18)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Current Report on Form 8-K dated October 31, 2007 and filed November 6, 2007.
(19)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Current Report on Form 8-K dated December 13, 2007 and filed December 14, 2007.
(20)	Incorporated by reference to Exhibit 10.2 of Cox Radio’s Current Report on Form 8-K dated December 11, 2008 and filed December 17, 2008.
(21)	Incorporated by reference to Exhibit 10.3 of Cox Radio’s Current Report on Form 8-K dated December 11, 2008 and filed December 17, 2008.

COX  RADIO / 2008  FORM  10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Radio, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cox Radio, Inc.

By:	/s/ ROBERT F. NEIL
Robert F. Neil
President and Chief Executive Officer

Date: March 13, 2009

POWER OF ATTORNEY

Cox Radio, Inc., a Delaware corporation, and each person whose signature appears below, constitutes and appoints Robert F. Neil and Charles L. Odom, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cox Radio, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. KENNEDY	Chairman of the Board of Directors	March 13, 2009

James C. Kennedy

/s/ ROBERT F. NEIL Robert F. Neil	President and Chief Executive Officer; Director (principal executive officer)	March 13, 2009

/s/ CHARLES L. ODOM Charles L. Odom	Chief Financial Officer (principal accounting officer and principal financial officer)	March 13, 2009

/s/ JUANITA P. BARANCO	Director	March 13, 2009

Juanita P. Baranco

/s/ G. DENNIS BERRY	Director	March 13, 2009

G. Dennis Berry

/s/ JIMMY W. HAYES	Director	March 13, 2009

Jimmy W. Hayes

/s/ NICK W. EVANS, JR.	Director	March 13, 2009

Nick W. Evans, Jr.

/s/ MARC W. MORGAN	Director	March 13, 2009

Marc W. Morgan

/s/ NICHOLAS D. TRIGONY	Director	March 13, 2009

Nicholas D. Trigony

SCHEDULE II

COX RADIO, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

For the Fiscal Years Ended December 31	Balance As of Beginning of Period	Assumed in Business Combination	Charges to Costs and Expenses	Deductions	Balance As of End of Period
(Amounts in thousands)
2008	$2,948	$–	$3,829	$2,614	$4,163
2007	2,984	–	1,369	1,405	2,948
2006	3,190	–	913	1,119	2,984