Form 10-K/A
period 2008-12-31
COX RADIO INC
filed 2009-04-30
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There were 20,756,528 shares of Class A common stock outstanding as of March 31, 2009.

There were 58,733,016 shares of Class B common stock outstanding as of March 31, 2009.

COX RADIO, INC.

FORM 10-K/A AMENDMENT TO THE 2008 ANNUAL REPORT

Explanatory Note

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2008 (the 2008 Form 10-K), originally filed with the Securities and Exchange Commission (SEC) on March 13, 2009, in order to provide disclosure under Part III of the 2008 Form 10-K that was originally omitted pursuant to Instruction G(3) of Form 10-K.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Cox Radio’s Class A common stock is listed on the New York Stock Exchange (NYSE). The NYSE requires the Chief Executive Officer of each listed company to certify to the NYSE annually, after the company’s annual meeting of stockholders, that his or her company is in compliance with the NYSE’s corporate governance listing standards. In accordance with the NYSE’s procedures, on May 9, 2008, Robert F. Neil, Cox Radio’s President and Chief Executive Officer, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards. Additionally, as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 and as an exhibit to this amendment to the 2008 Form 10-K, Cox Radio has filed with the SEC the certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of Cox Radio’s public disclosure.

Directors and Executive Officers of Cox Radio

The following information about the directors and executive officers of Cox Radio, their principal occupations, employment history, and directorships in certain companies is as reported by the respective director or executive officer. Directors and executive officers of Cox Radio are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified.

Directors

James C. Kennedy, 61, has served as a director of Cox Radio since July 1996, and became Chairman of the Board of Directors in January 2002. He is Chairman of the Board of Directors of Cox Enterprises, Inc., the indirect controlling stockholder of Cox Radio, and from January 1988 through December 2008 he served as Chairman of the Board of Directors and Chief Executive Officer of Cox Enterprises. Mr. Kennedy joined Cox Enterprises in 1972, and initially worked with Cox Enterprises’ Atlanta Newspapers.

Juanita P. Baranco, 59, has served as a director of Cox Radio since December 2003. She is Executive Vice President and Chief Operating Officer of The Baranco Automotive Group, where she has been a principal for more than twenty years. She also serves as a member of the board of directors of The Southern Company and the board of trustees of Clark Atlanta University. She previously has served on the boards of directors of the Federal Reserve Bank of Atlanta and the John H. Harland Company, and as a member of the Board of Regents of the University System of Georgia.

G. Dennis Berry, 64, has served as a director of Cox Radio since January 2002. Mr. Berry has served as a director of Cox Enterprises since December 2005, and he served as Vice Chairman of the Board of Directors of Cox Enterprises from December 2005 to April 2009. Previously, he served as President and Chief Operating Officer of Cox Enterprises beginning October 2000, and was President and Chief Executive Officer of Manheim Auctions, Inc., a subsidiary of Cox Enterprises, from 1995 through October 2000. Prior to that, Mr. Berry was publisher of the Atlanta Journal-Constitution, where he held several positions spanning more than twenty years, including President, Vice President and General Manager, and Advertising Director.

Nick W. Evans, Jr., 60, has served as a director of Cox Radio since May 2007. He has been Chairman of ECP Benefits, LLC since January 2003, and a principal with Associated Media Partners since January 2001. Prior to that, he served as President and Chief Executive Officer of Spartan Communications, Inc. from January 1990 through December 2000. He also serves as a member of the board of directors of Bumper2Bumper Media, and the board of trustees of Augusta State University. Mr. Evans is a past chairman of the Television Operators Caucus and a past member of the board of directors of the National Association of Broadcasters.

Jimmy W. Hayes, 56, has served as a director of Cox Radio since December 2005. Mr. Hayes has served as President and Chief Executive Officer of Cox Enterprises since January 2009. He previously served as President and Chief Operating Officer of Cox Enterprises from January 2006 through December 2008, as Executive Vice President of Cox Enterprises from July 2005 through December 2005, and as Executive Vice President, Finance and Chief Financial Officer of Cox Communications, Inc., a subsidiary of Cox Enterprises, from July 1999 through July 2005. Prior to that, he served in several executive and financial management positions with Cox Enterprises and Cox Communications beginning in 1980. Mr. Hayes also serves as a director of Cox Enterprises.

Marc W. Morgan, 59, has served as a director of Cox Radio since August 1999 and as Executive Vice President and Chief Operating Officer since February 2003. Prior to that, he served as Vice President and Co-Chief Operating Officer since July 1999, and as Senior Group Vice President of Cox Radio from May 1997 to June 1999. Previously, Mr. Morgan was Senior Vice President of Cox Radio from July 1996 to May 1997. He also served as Vice President and General Manager of WSB Radio from July 1992 to November 1998, and Vice President and General Manager of WCKG-FM (Chicago, Illinois) from January 1984 to July 1992.

Robert F. Neil, 50, has served as a director and as President and Chief Executive Officer of Cox Radio since July 1996, and was Executive Vice President – Radio of Cox Media Group, the controlling stockholder of Cox Radio, from June 1992 to 1996. Previously, he was Vice President and General Manager of WSB-AM/FM (Atlanta, Georgia). Mr. Neil joined Cox Media Group in November 1986. Previously, Mr. Neil was Operations Manager from December 1984 to November 1986 at WYAY-FM (Gainesville, Georgia). He served at WYYY-FM and WSYR-AM (Syracuse, New York) as Operations Manager from October 1983 to December 1984 and as Program Director from March 1983 to October 1983.

Nicholas D. Trigony, 68, has served as a director of Cox Radio since July 1996, and was Chairman of the Board of Directors from December 1996 through December 2000. Mr. Trigony served as President of Cox Media Group from March 1990 until his retirement in December 2000. Mr. Trigony joined Cox in September 1986 as Executive Vice President – Radio and was Executive Vice President – Broadcast from April 1989 to March 1990. He is also past Chairman of the Board of the National Association of Television Program Executives and served on its Executive Committee. Mr. Trigony is a past chairman of the Television Operators Caucus and past Chairman of the National Association of Broadcasters’ Media Convergence Task Force.

Other Executive Officers

Charles L. Odom, 39, has served as Cox Radio’s Chief Financial Officer since January 2009. Prior to that, Mr. Odom served as Cox Radio’s Director of Financial Reporting and Analysis from 2001 through 2008, and as Assistant Controller of Cox Radio from 2000 to 2001. Mr. Odom joined Cox Radio in 1996 as Manager of Financial Reporting, having previously worked as a certified public accountant with Deloitte & Touche LLP.

Richard A. Reis, 55, has served as Group Vice President of Cox Radio since April 1997. Previously, he was a Director and Group Vice President of NewCity Communications, Inc. since its organization in 1986. From 1983 to 1984, he served as Vice President of the Media Group Company, then a subsidiary of Katz Media Group Company, Inc., becoming Group Vice President in 1984. He was General Manager of WFTQ-AM and WAAF-FM (Worcester, Massachusetts) from 1981 and 1983, respectively, to 1989. Since 1989, he has served as General Manager of WDBO-AM and WWKA-FM (Orlando, Florida) and of WCFB-FM (Orlando, Florida) since 1992. Since July 1996, Mr. Reis has served as Group Vice President of Cox Radio’s Orlando, Florida radio stations (WDBO-AM, WWKA-FM, WCFB-FM, WHTQ-FM, WMMO-FM, and WPYO-FM).

Former Executive Officer

Neil O. Johnston, 43, served as Cox Radio’s Vice President and Chief Financial Officer from September 2000 through December 2008. Prior to that, Mr. Johnston served as Vice President of Development for Cox Media Group from January 2000 to September 2000, and as Controller of Cox Radio from 1998 through December 1999. Mr. Johnston joined Cox Enterprises in 1996 as Manager of Financial Reporting. Mr. Johnston currently serves as the Vice President and Chief Financial Officer and is a director of Cox Media Group. Mr. Johnston holds an M.B.A. from the Wharton School of the University of Pennsylvania, and holds degrees in finance, accounting and information systems from Georgia State University and the University of Cape Town (South Africa). He is a certified public accountant and a chartered accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, requires Cox Radio’s executive officers and directors and persons who own more than 10% of Cox Radio’s Class A common stock to file reports of ownership and changes in ownership of Cox Radio’s Class A common stock with the SEC. Based solely on a review of copies of such reports and written representations from the reporting persons, Cox Radio believes that during the year ended December 31, 2008, its executive officers, directors and greater than 10% stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act.

Audit Committee

The members of the Audit Committee are Nick W. Evans, Jr. (Chair), Nicholas D. Trigony, and Juanita P. Baranco. During 2008, the Audit Committee held five meetings. The Audit Committee operates pursuant to a charter, which is available on Cox Radio’s website at http://www.coxradio.com, or a printed copy can be obtained by writing to the Corporate Secretary, Cox Radio, Inc., 6205 Peachtree Dunwoody Road, Atlanta, Georgia 30328. As discussed below under Director Independence, the Board of Directors has affirmatively determined that the members of the Audit Committee are “independent” for purposes of Section 303A of the Corporate Governance Listing Standards of the NYSE and Section 10A(m)(3) of the Exchange Act. In addition, the Board has determined that each member of the Committee meets the financial expertise standards set forth in the Corporate Governance Listing Standards, and has determined that Nick W. Evans, Jr. and Juanita P. Baranco each qualify as an “audit committee financial expert” as defined by the SEC.

The Audit Committee is responsible for oversight of the quality and integrity of the accounting, auditing, and reporting practices of Cox Radio, and as part of this responsibility, the Audit Committee, among other things:

•	appoints, retains, and oversees the work of the independent auditor;

•	approves and reviews the audit services and fees, and permitted non-audit services and fees;

•	reviews the scope and results of the annual audit;

•	reviews and discusses the quality and appropriateness of Cox Radio’s accounting principles and financial statement presentation with management and the independent auditor;

•	reviews the independence of the independent auditor;

•	reviews the performance of the independent auditor;

•	reviews the adequacy of the system of internal controls and internal control over financial reporting;

•	reviews the scope and results of internal auditing procedures;

•

establishes procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls, or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	discusses earnings press releases and financial information and earnings guidance provided to analysts and rating agencies;

•	reviews the Audit Committee charter annually;

•	reviews the activities of Cox Radio’s Risk Committee, a Board-created committee with oversight of financial risk management; and

•	reviews related party transactions, if any.

Audit Committee Report

In connection with the December 31, 2008 financial statements, the Audit Committee (1) reviewed and discussed the audited financial statements with management; (2) discussed with the independent auditor the matters required by Statement on Auditing Standards No. 61, as amended; and (3) received the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence, and discussed with the independent auditor the independent auditor’s independence, including a consideration of the compatibility of non-audit services with such independence. Based upon these reviews and discussions, the Audit Committee has recommended that the Board of Directors include the audited financial statements in Cox Radio’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2008.

Nick W. Evans, Jr. (Chairman)

Juanita P. Baranco

Nicholas D. Trigony

Director Nominating Procedures

The Board of Directors oversees the identification and consideration of candidates for membership on the Board of Directors, and each member of the Board of Directors participates in this process. It is the view of the Board of Directors that this function has been performed effectively by the Board of Directors, and that it is appropriate for Cox Radio not to have a separate nominating committee or charter for this purpose. There have been no changes in the procedures for stockholders to nominate director candidates from those described in Cox Radio’s annual meeting proxy statement dated March 21, 2008.

Code of Conduct

Cox Radio has adopted a code of business conduct and ethics that covers all directors, officers, and employees. A copy of this code is available on Cox Radio’s website, at http://www.coxradio.com, or a printed copy can be obtained by writing to the Corporate Secretary, Cox Radio, Inc., 6205 Peachtree Dunwoody Road, Atlanta, Georgia 30328.

Cox Radio has also adopted a Code of Ethics for Senior Financial Officers, which applies to Cox Radio’s Chief Executive Officer, chief financial officer, controller, and principal accounting officer. A copy of this code is available on Cox Radio’s website, at http://www.coxradio.com, or a printed copy can be obtained by writing to the Corporate Secretary, Cox Radio, Inc., 6205 Peachtree Dunwoody Road, Atlanta, Georgia 30328. Any amendments to this code, as well as any waivers that are required to be disclosed under the rules of the SEC or the NYSE, will be posted on Cox Radio’s website.

ITEM 11.	Executive Compensation

Compensation Discussion And Analysis

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers during the last completed fiscal year, which ended December 31, 2008. This discussion primarily focuses on compensation for 2008, but we also describe actions taken before or after 2008 in instances where it would enhance the understanding of our executive compensation program. Except where otherwise indicated, the components of the compensation program described in this discussion apply to the Chief Executive Officer and to each of the other named executive officers.

The Compensation Committee of the Board of Directors oversees the design and administration of our executive compensation program. The program consists primarily of three components:

•	base salary;

•	annual incentive awards; and

•	long-term incentive awards.

Other components of compensation include certain benefits and perquisites, such as life, health and disability insurance, a qualified defined benefit pension plan, a 401(k) defined contribution plan, a non-qualified deferred compensation plan, a non-qualified supplemental retirement plan, and a vehicle allowance or company car program.

Objectives and Philosophy

The key objectives of Cox Radio’s executive compensation program are to:

•	attract and retain qualified executives who contribute to Cox Radio’s success by their leadership and effectiveness; and

•	motivate executives to deliver exceptional financial and operating performance by providing meaningful variable pay opportunities.

Cox Radio believes its stockholders benefit from an executive compensation program that is competitive with industry standards, variable with annual and long-term performance, and focused on stockholder value. Compensation components are structured to attract, retain and motivate Cox Radio’s executives and are allocated in a manner that is intended to be complementary. Our executives are attracted and retained by meaningful and predictable levels of fixed compensation through base salary and a competitive benefits package, and are motivated to deliver exceptional short-term results through annual incentive awards, and exceptional long-term results through long-term incentive awards and long-term stock ownership, which also serve to retain key executives. Base salary is established with reference to competitive salary data and annual incentives are targeted as a percentage of base salary, as discussed below. Long-term incentive awards are granted at levels based on a multiple of target annual base salary and bonus, with payouts determined by company performance or stock price growth over time, as discussed below.

We believe a substantial portion of total compensation should be at-risk based on Cox Radio’s financial and operational performance, and that the at-risk components should be progressively greater for higher-level positions. We strive to allocate short-term and long-term variable compensation opportunities in a way that reflects each executive’s role in achieving short-term operational and financial results as well as long-term strategic goals. Cox Radio’s compensation program seeks to incent executives to achieve sustained excellent performance by including components with a long-term performance focus, such as performance unit awards, and long-term stock retention requirements.

Role of Consultants and Cox Radio Executives

The Cox Enterprises Human Resources Department advises the Compensation Committee and implements the administrative functions of Cox Radio’s executive compensation program. Generally, Cox Radio’s executives are not involved in these functions in any significant way, except that the Chief Executive Officer of Cox Radio approves the base salary and annual incentive compensation for the other named executive officers. Cox Radio executives have not been involved in establishing the grant dates for equity awards. The Chairman of Cox Radio’s Board of Directors also reviews the design of our executive compensation program.

Cox Enterprises engages the services of the consulting firm of Towers Perrin to assist with strategy and design recommendations for executive compensation and benefit programs. Cox Radio uses compensation survey data from the Towers Perrin Media Survey as one of several factors – including job scope, job responsibilities, length of service, company financial and operating performance and individual performance – to establish executive salaries and incentive awards. To develop an appropriate competitive comparison from the Towers Perrin Media Survey, Cox Radio first determines the applicable market talent pool for each executive position, which could vary from comparable radio companies, broadcasting companies or broad-based media companies. Then Cox Radio identifies the competitive compensation level for this group of companies in the Towers Perrin Media Survey. The Compensation Committee is advised of the general process used in developing the various elements of compensation, but the Compensation Committee is not provided with the names of the particular companies in the Towers Perrin Media Survey.

The Towers Perrin Media survey is a broad-based survey comprised of compensation information from more than 100 media organizations, including a significant number of companies with radio and broadcasting operations. However not all participants provide compensation information for all positions or compensation elements, and Towers Perrin does not provide a list of companies that do provide compensation data for each position and compensation element. Because of this, and because the survey only provides aggregated data from groups of companies, Cox Radio does not identify which survey companies match to the relevant position(s), but instead uses the survey to obtain a market-wide understanding of prevailing compensation practices.

Where necessary, the compensation comparisons developed from the Towers Perrin Media Survey are supplemented by analysis of compensation levels in proxy statements and other sources that may represent a range of companies through the radio and media industries, depending on the position. Companies with comparable radio broadcasting operations that were part of this assessment for 2008 include Emmis Broadcasting Corporation, Cumulus Media, Inc., Citadel Broadcasting Corporation, Clear Channel Communications, Inc. and Radio One, Inc. Cox Radio does not target compensation amounts for specific named executive officers to a specific benchmark, but retains discretion whether or not the Towers Perrin Media Survey compensation data, or compensation data developed from other sources, is used as an appropriate compensation comparison for establishing executive salaries and incentive awards.

Accounting and Tax Considerations

Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS No. 123R), requires Cox Radio to recognize compensation expense over the period during which an employee is required to provide services in exchange for stock options and other stock-based awards. We consider and will continue to consider the effect of compensation expense in granting stock-based awards.

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to our executive officers unless certain requirements are met. The intention of the Compensation Committee is to preserve the deductibility of compensation under Section 162(m) to the extent the Compensation Committee believes that doing so would be consistent with the best interests of Cox Radio and its stockholders. For example, awards under the Cox Radio, Inc. Third Amended and Restated Long-Term Incentive Plan, referred to as the LTIP, other than awards of restricted stock or restricted stock units, generally are designed to qualify as deductible under Section 162(m). Additionally, as discussed below under Annual Incentive Awards, annual incentive awards to our Chief Executive Officer, Mr. Neil, are designed to be primarily calculated and administered under the Annual Incentive Plan to qualify as deductible performance-based compensation under Section 162(m), although Mr. Neil may also receive annual incentive compensation that does not qualify under Section 162(m).

Base Salary

Cox Radio uses the 75th percentile of the competitive market pay data as the reference point in establishing salaries for its executives. Salary reviews for our named executive officers are conducted annually, and any salary changes are based on:

•	job position, scope and responsibilities;

•	length of service;

•	overall company financial and operational performance, including subjective factors;

•	overall individual performance, including subjective factors; and

•	competitive rates for similar positions derived from marketplace comparisons based on the Towers Perrin Media Industry Survey and any supplemental proxy statement information.

These factors are reviewed collectively, and no specific weighting is assigned. Taking these factors into account, Mr. Neil’s base salary for fiscal year 2008 was $700,000. In December 2008, the Compensation Committee reviewed his base salary, and consistent with the treatment of all other Cox Radio officers, provided no merit increase in base salary for Mr. Neil. As a result, Mr. Neil will receive the same base salary of $700,000 for 2009 as he received in 2008. Mr. Neil’s salary is moderately above the 75 th percentile market reference point, which is considered appropriate in light of Mr. Neil’s performance and long tenure.

The base salaries of the other named executive officers were reviewed and approved by Mr. Neil based on the factors listed above. Consistent with the treatment applied to all Cox Radio officers, no merit increases were made to the base salaries of the other named executive officers. Base salary levels for the other named executive officers are slightly above the 75th percentile market reference point.

Annual Incentive Awards

Annual incentives provide an opportunity for our executives to receive compensation that varies based on the level of performance achieved over an annual period. For 2008, Cox Radio made available annual incentives through an annual incentive program for all named executive officers and augmented by the Annual Incentive Plan for the Chief Executive Officer. The annual incentive program and Annual Incentive Plan were designed to reward collective and individual contributions to Cox Radio’s financial and operating performance.

Annual incentive targets are set as a percentage of base salary based on job responsibility and competitive market pay data, such that total cash compensation (base salary plus annual incentive award) approximates the 75th percentile of the competitive market pay data when overall performance is between pre-determined target and maximum objectives. Annual incentive targets and maximums are disclosed in the table below, and the amounts paid are reported in the Bonus column of the Summary Compensation Table.

The named executive officers participated in and received annual incentive compensation for 2008 under an annual incentive program. Participation in the annual incentive program for 2008 was limited to a group of executives, including the named executive officers, who have a significant impact on Cox Radio’s performance. Mr. Neil received annual incentive compensation for 2008 under both the annual incentive program and the Annual Incentive Plan, under which a portion of such compensation is intended to qualify as performance-based compensation under Section 162(m).

Actual annual incentive awards are based on an assessment against pre-established goals for Cox Radio’s overall financial performance for the year, regional financial or operational performance for which the executive officer is responsible, and for the executive officer’s individual performance. Cox Radio determines target financial performance each year at both the overall company and regional level relative to the expectations we set in our Annual Business Plan, which is approved by the Board of Directors.

For all executives during 2008, financial performance was based on the following measures: operating cash flow, which is defined as net revenues less cost of services, selling, general and administrative expense, and corporate general and administrative expenses, adjusted for non-cash compensation expense and certain other adjustments to provide a consistent year-over-year comparison; and controllable free cash flow, which is defined as operating cash flow less capital expenditures, acquisitions, investments and working capital, and certain other adjustments to provide a consistent year-over-year comparison.

For 2008, individual performance was measured by individual performance objectives established at the beginning of each year for each executive officer. For 2008, Mr. Neil’s individual performance objectives included implementing cross divisional Cox Media Group logos and links on Cox Radio sites in markets where there is a Cox Media Group entity, and leading at least one cross divisional project with other Cox Media Group affiliates. Mr. Morgan’s individual performance objectives included oversight of operational systems and market review. Mr. Reis’s individual performance objectives included sustaining ratings in Florida markets and development of new sales systems. Mr. Johnston’s individual performance objectives included oversight of the effectiveness of financial systems and controls.

For any given performance year, actual annual incentive payouts may range from zero to 200 percent of target based on company, regional, and individual performance. The annual cash incentive opportunities for the named executive officers for 2008 were as follows (minimum performance would be 0% of salary and $0):

	Target Performance		Maximum Performance
Name	Percent of Salary	Amount	Percent of Salary	Amount
Robert F. Neil	60%	$420,000	120%	$840,000
Marc W. Morgan	45%	$232,965	90%	$465,930
Richard A. Reis	40%	$166,720	80%	$333,440
Neil O. Johnston	40%	$126,460	80%	$252,920

For both the annual incentive program and the Annual Incentive Plan, the “minimum” goal is set at a level below which there will be no payment of an incentive award. The “target” goal is set above the minimum to reflect a targeted level of performance. For 2008, the target goal for overall company growth in operating cash flow was 3%, and the target goal for controllable free cash flow was equal to 100% of the amount established in Cox Radio’s Annual Business Plan, which took into account factors including acquisitions and extraordinary transactions. The “maximum” goal reflects an ambitious level of performance which would only be attainable in an outstanding year. For 2008, the maximum goal for overall company operating cash flow growth was 10% (12% for operating cash flow growth at the regional level), and the maximum goal for controllable free cash flow was 115% of Cox Radio’s Annual Business Plan amount. The Bonus column of the Summary Compensation Table discloses the 2008 annual incentive amounts earned by the named executive officers, and in all cases the amount was below target but above the minimum.

The financial performance objectives under both the annual incentive program and the Annual Incentive Plan were determined as follows. Mr. Neil’s 2008 annual incentive compensation was determined on the basis of overall company operating cash flow growth, weighted at 70%, controllable free cash flow, weighted at 10%, and his individual performance, weighted at 20%. Mr. Morgan’s 2008 annual incentive compensation was determined on the basis of overall company operating cash flow growth, weighted at 70%, controllable free cash flow, weighted at 10%, and his individual performance, weighted at 20%. Mr. Reis’s 2008 annual incentive compensation was determined on the basis of regional operating cash flow growth, weighted at 60%, overall company operating cash flow growth, weighted at 20%, and his individual performance, weighted at 20%. Mr. Johnston’s 2008 annual incentive compensation was determined on the basis of overall company operating cash flow growth, weighted at 70%, controllable free cash flow, weighted at 10%, and his individual performance, weighted at 20%.

Although the financial performance component is an objective calculation based on predetermined goals, for all executives during 2008 under the annual incentive program, including Mr. Neil, the achievement of individual goals (including individual performance) can involve a subjective assessment, which is done by the Compensation Committee for Mr. Neil, and by Mr. Neil for Cox Radio’s other executive officers. For 2008, a discretionary adjustment for the annual incentive awards payable to Cox Radio’s executive officers, including Mr. Neil under the annual incentive program, was subjectively made to increase the size of the awards based on a reward for the strong competitive performance of the company and recognition of the efforts put forth in the face of a difficult economic environment. The purpose for these adjustments was to provide for a meaningful annual incentive for these executives in a year when the financial performance objectives would have yielded no value. For that portion of Mr. Neil’s bonus payable under the Annual Incentive Plan, the portion of the award based on a subjective target related to individual performance involved a subjective assessment to be made by the Compensation Committee, but that portion of the award may not be adjusted to compensate for a failure to attain the performance-based criteria.

Beginning in 2009, annual incentive compensation for all executives will be calculated and payable under the Annual Bonus Plan, which was adopted in December 2008. The Annual Bonus Plan is not intended to qualify as performance-based compensation under Section 162(m). Mr. Neil may receive annual incentive compensation under the new Annual Bonus Plan; however, it is intended that his annual incentive compensation primarily will be calculated and payable under the Annual Incentive Plan. Under the Annual Bonus Plan, a target bonus will be established as the executive’s annual incentive award, with a percentage of the award to be based on performance targets applied to performance goals in one or more of the following areas: income before depreciation and amortization; controllable free cash flow; cash flow (operating cash flow or free cash flow); revenue; earnings; income (operating income or net income); debt; return on assets; return on equity; return on investment; and individual performance.

Long-Term Incentive Awards

Long-term incentive awards provide an opportunity for our executives to receive compensation that varies based on the level of performance achieved over a multi-year period. Cox Radio believes in aligning the interests of its executives with those of stockholders by granting long-term incentive awards focusing on long-term value creation as measured through both stock price and financial results. Long-term incentive awards promote creation of long-term value, aid in retention of our executive talent and provide executive officers with a competitive long-term incentive opportunity, targeted at the 75th percentile of the competitive marketplace.

Long-term incentive awards generally are made annually under the LTIP to executive officers through grants which may include a mixture of non-qualified stock options, restricted stock, restricted stock units, and performance awards. Prior to 2005, stock options were a significant component of Cox Radio’s long-term incentive program, and stock options that have not expired or been forfeited remain outstanding, although all are underwater. Beginning in 2005 and continuing through 2008, the Compensation Committee approved a long-term incentive award format for executive officers that consists of a mix of stock-based awards and performance awards. For 2008, the total value of the long-term incentive awards was allocated 70% to performance units, and 30% to restricted stock units.

Each type of long-term award presents exposure to downside performance risk, insofar as performance award targets may not be achieved and stock price declines would cause stock options, restricted stock, restricted stock units, and stock owned by the executive to be less valuable. Cox Radio does not have a policy forbidding the hedging of economic risk of ownership of Cox Radio securities, but any hedging is strongly discouraged, due to the reality or perception that such hedging arrangements may create a lack of alignment with Cox Radio’s stock price.

Long-term incentive awards are subject to forfeiture in the event the executive is terminated for cause, in which case all long-term awards, both vested and unvested, will be forfeited. Cox Radio has not established specific guidelines for the disgorgement of bonuses or profits from the sale of Cox Radio securities in the event of a restatement of financial statements, but Cox Radio abides in all instances by the relevant statutory and regulatory provisions governing this topic, including Section 304 of the Sarbanes-Oxley Act of 2002.

The amount and number of long-term incentive awards made under the LTIP, including awards to the named executive officers, are determined based on a review of competitive market practices. The Towers Perrin survey is reviewed in the manner described above under Role of Consultants and Cox Radio Executives to obtain comparative marketplace information about long-term incentive compensation practices at other companies, particularly in the radio, broadcasting and broad-based media industries. Using this data, a competitive long-term incentive opportunity, expressed as a dollar amount, is developed for each participant based on their annual cash compensation level. A total aggregate amount is then determined for all participants, including the named executive officers. Each individual’s award may be subjectively adjusted based on the factors listed below, provided that such adjustments do not materially change the total aggregate amount. These subjective factors include:

•	job position, scope and responsibilities;

•	length of service;

•	overall company financial and operational performance, including subjective factors;

•	overall individual performance, including subjective factors; and

•	competitive rates for similar positions derived from marketplace comparisons based on the Towers Perrin survey.

Of these factors, the most significant is competitive marketplace analysis. Once the total pool is allocated to the participents, the individual award opportunities are translated using a present value calculation, including the Black-Scholes model, into specific award amounts. For 2008, the allocation consisted of 70% performance awards and 30% restricted stock units.

Performance Awards. Cox Radio believes in granting long-term incentive awards focusing on long-term value creation as measured through stock price, operational performance, and financial results. Accordingly, the Compensation Committee has provided for a portion of executive long-term incentive awards to consist of awards of performance units. These awards are designed to increase in value based on Cox Radio’s long-term performance, and for awards made in 2005 through 2008 were denominated as a number of units which are multiplied by the percentage increase (represented as a whole number) in Cox Radio’s financial performance over a five-year period. For performance awards made in 2005 through 2008, payouts are determined using a calculation based on operating cash flow and debt, which is intended to measure value creation and may be adjusted to account for significant events. The measurement is calculated annually using Cox Radio’s year-end performance results, and at the conclusion of the five-year measurement period, the cumulative increase is determined. For performance awards made during 2008, the percentage increase through December 31, 2008 was zero, and for awards made in 2005 through 2008, the cumulative increase was zero. Performance awards result in a cash cost to Cox Radio at the time of any payout due to the cash component of the award.

Restricted Stock Units. Awards of restricted stock units were made during 2008 and are made from time to time to the named executive officers under the LTIP. Similar to awards of restricted stock, restricted stock units normally will become fully vested five years after the date of grant and will be forfeited if the executive terminates employment with Cox Radio prior to that time. Upon vesting, restricted stock units will be settled by the issuance of a number of shares of Cox Radio’s Class A common stock equal to the number of units.

Restricted Stock. Awards of restricted shares of Cox Radio’s Class A common stock are made from time to time to the named executive officers. No shares of restricted stock were awarded as incentive compensation during or with respect to 2008. Restricted stock awards normally become fully vested five years after the date of grant, and if the executive terminates employment with Cox Radio, any unvested shares of restricted stock are forfeited. During 2008 and 2009, the Compensation Committee approved the acceleration in the vesting provisions of certain outstanding restricted stock awards held by executive officers Marc Morgan and Richard Reis, respectively, in order to allow for withholding of shares to satisfy income tax consequences associated with becoming retirement-eligible under the Cox Enterprises Pension Plan. To mitigate the tax consequence of this action for Mr. Morgan, a supplemental award of restricted stock units was approved during 2008 by the Compensation Committee, as described in the Grants of Plan-Based Awards table.

Stock Options. Stock options permit the holder to buy Cox Radio stock at a specific price during a specific period of time. As the price of Cox Radio stock rises, the option increases in value. The intent of stock option awards is to provide the recipient with an incentive to perform at levels that will result in better Cox Radio performance and enhanced stock value. Annual awards of stock options were granted from the time Cox Radio became publicly traded in 1996 through 2005, with an exercise price equal to the market price of Cox Radio’s Class A common stock at the time of award. In 2006, the Compensation Committee switched to a long-term incentive award format that did not include stock options and as a result, no stock option awards have been made to Cox Radio employees, including the executive officers, since 2005.

The long-term incentive awards made to the named executive officers for 2008 are described in the Summary Compensation Table and the Grants of Plan-Based Awards table.

Executive Stock Retention

Cox Radio believes that executives should retain a sufficient stock ownership position to align their interests with the interests of Cox Radio’s stockholders, and certain long-term incentive awards are therefore structured to provide for a level of stock retention. For example, restricted stock awards for 2004 and 2005 provided for the named executive officers to retain 60% and 30% respectively of the shares granted while employed by Cox Radio or its affiliates. In connection with the March 2008 acceleration of restricted stock vesting for Marc Morgan described above, the Compensation Committee also approved the removal of the retention requirements applicable to such shares to allow for a sale of such shares to meet the income tax obligations associated with such vesting. Performance awards generally are paid in cash; however, Cox Radio has the right to require that a portion of each award payout be made and held in the form of Cox Radio stock, to further align executives with Cox Radio’s stockholders, and transfer restrictions require executives to retain these shares at all times while the executive remains employed by Cox Radio or its affiliates. The determination of the percentage of the award to be settled in stock is made at the time of the award payout by the Compensation Committee based on the recommendation of, and consultation with, the Cox Enterprises Human Resources Department. For performance awards made in 2006, 2007 and 2008, it is the intention of the Compensation Committee that 50% of any payout be paid in Cox Radio stock. Once each year the executive can request to sell a portion of these shares in an amount not to exceed 25% of the number of shares held by such executive at the end of the preceding year.

Stock-Based Award Practices

All stock-based awards, including stock options, are made under the LTIP. The LTIP generally does not permit stock option grants at prices below the fair market value on the date of grant, and in no case have any stock option grants ever been made with an exercise price below the fair market value on the date of grant. Cox Radio’s practice historically had been to make stock-based awards once per year on a fixed annual grant date. From 1998 through 2002, the grant date was January 1st or the nearest trading date thereafter. Beginning in 2003, the grant date had been March 15th or the nearest trading date thereafter. A small number of interim grants have been made from time to time to employees for reasons such as hiring, promotion, or administrative corrections. In 2006, following the annual March 15, 2006 grant of restricted stock, for example, Cox Radio realized that the number of shares granted under such awards was slightly less than the intended award amount, so the Compensation Committee approved a supplemental award on April 11, 2006 in order to bring the amount of the total restricted stock award to approximately 30% of the total long-term incentive award value.

All stock-based awards to the executive officers of Cox Radio are reviewed and approved by the Compensation Committee of the Board of Directors. All other stock-based awards under the LTIP are reviewed and approved by a Management Committee under authority delegated by the Compensation Committee. The Compensation and Management Committees typically approve awards within two weeks prior to the fixed grant date of the award to facilitate accurate administration and record-keeping.

Cox Radio does not have any program, plan or practice to time stock-based awards to its executives in coordination with the release of material non-public information. Cox Radio does not set the grant date of its stock-based awards to new executives in coordination with the release of material non-public information, and does not time, nor does it plan to time, its release of material non-public information for the purpose of affecting the value of executive compensation.

Change in Control and Severance Benefits

There are no individual change in control or severance agreements for any of the executive officers of Cox Radio. The LTIP contains a double-trigger provision for the accelerated vesting and exercisability of awards if there is a change in control combined with a termination of employment by Cox Radio without cause or by the employee with good reason. Similarly, awards to executive officers under the annual incentive program, which normally are contingent upon employment through the end of the year, may be payable in the event of a change in control and termination of employment. These provisions, along with other items that would be payable in the event of termination of employment for various reasons, including a change in control, are more fully described below under Potential Payments Upon Termination or Change in Control.

Retirement and Other Benefits

Cox Enterprises Pension Plan. Prior to Cox Radio’s initial public offering in 1996, substantially all full and part-time employees were eligible to participate in the Cox Enterprises Pension Plan. As of January 1, 1997, no new employees were eligible to participate in this Pension Plan, although participation was grandfathered for existing employees as of that date. Beginning January 1, 2007, Cox Radio reinstated full participation in the Pension Plan and full and part-time employees working 1,000 hours or more are eligible to participate.

The Pension Plan is funded through a tax-exempt trust, into which contributions are made by Cox Enterprises as necessary based on an actuarial funding analysis. Cox Radio reimburses Cox Enterprises for the annual SFAS No. 87, Employers’ Accounting for Pensions, pension expense attributable to Cox Radio employees. The Pension Plan provides for the payment of benefits upon retirement, early retirement, death, disability, and termination of employment. Participants become vested in their benefits under the Pension Plan after completing five years of vesting service. Pension Plan benefits are determined under a formula based on a participant’s final average compensation, years of benefit service (up to a maximum of thirty years), and estimated Social Security benefit at age 65. The calculation of the monthly benefit is illustrated as follows:

[1.75% x final average compensation x benefit service years] minus [1.67% x Social Security benefit x benefit service years]

Normal retirement age is 65 with five years of vesting service, and early retirement can be taken at age 55 with ten years of vesting service. If early retirement is taken, the benefit is reduced by 4% for each year between normal retirement date and the date of retirement. Of the named executive officers, Mr. Neil, Mr. Morgan, Mr. Johnston, and Mr. Reis are participants in the Pension Plan, and Mr. Morgan [and Mr. Reis are] eligible for early retirement benefits under the Pension Plan.

Cox Executive Supplemental Plan. Senior executives of Cox Enterprises and its affiliates participate in the Cox Executive Supplemental Plan, a non-qualified defined benefit pension plan providing supplemental retirement benefits. Of the named executive officers, Mr. Neil, Mr. Morgan, and Mr. Johnston are participants in this plan. The Executive Supplemental Plan monthly benefit formula, payable at retirement, either at age 65 or at any time on or after age 60 with at least 20 years of service, is 2.5% of a participant’s final average compensation, multiplied by the participant’s years of benefit service. The benefit may not exceed 50% of a participant’s final average compensation at retirement. If early retirement is taken, the benefit is reduced 4% per year to reflect the earlier commencement date. The executive’s retirement benefit is calculated under both the Pension Plan and the Executive Supplemental Plan, and the plan calculation which affords the higher benefit is used. If the higher benefit is payable under the Executive Supplemental Plan, then the executive would receive the benefit payable under the Pension Plan, plus the amount by which the benefit calculated under the Executive Supplemental Plan exceeds the benefit payable under the Pension Plan. The Executive Supplemental Plan is not funded currently by Cox Enterprises. Cox Radio will make annual payments to Cox Enterprises arising from its employees’ participation in this plan as benefits are paid to eligible employees following their retirement, and such benefits will be paid from the general funds of Cox Enterprises.

Cox Supplemental Retirement Plan. Certain executives of Cox Enterprises and its affiliates participate in the Cox Supplemental Retirement Plan, a non-qualified benefit plan that allows a participant’s creditable compensation for retirement benefit purposes to be calculated without regard to the statutory maximum limit which must used in calculating benefits under the Pension Plan, subject to a $348,540 maximum amount of creditable compensation for 2008. Upon retirement, Social Security and Medicare taxes are withheld based on the present value of the supplemental benefit. Of the named executive officers, Mr. Reis is a participant in this plan. The Supplemental Retirement Plan is not funded currently by Cox Enterprises.

Cox Enterprises Savings and Investment Plan. Substantially all full and part-time Cox Radio employees working at least twenty hours per week are eligible to participate in the Cox Enterprises Savings and Investment Plan, a tax-qualified defined contribution retirement savings plan, often called a 401(k) plan. For 2008, Cox Radio provided a matching contribution in the amount of 50 cents for every dollar of employee contribution up to 6% of eligible pay, not to exceed $7,750 per year. For 2009, the not-to-exceed amount of the match has been increased to one-half of the limit established under Section 402(g) of the Internal Revenue Code, so that amount currently is $8,250. All contributions to the Savings and Investment Plan, including matching contributions, are fully vested. All the named executive officers participated in and made contributions to the Savings and Investment Plan during 2008.

Cox Radio Restoration Plan. The Cox Radio Savings Plus Restoration Plan is a non-qualified retirement savings plan under which Cox Radio may credit any amounts in excess of the maximum contribution for the Savings and Investment Plan allowed by the Internal Revenue Service, up to a maximum contribution (when combined with the Savings and Investment Plan) of 15% of eligible pay. The Restoration Plan is not funded currently by Cox Radio. For 2008, Cox Radio provided a matching contribution in the amount of 50 cents for every dollar of employee contribution up to 6% of eligible pay, not to exceed $7,750 per year. For 2009, the not-to-exceed amount of the match has been increased to one-half of the limit established under Section 402(g) of the Internal Revenue Code, so that amount currently is $8,250. If the maximum match was provided under the Savings and Investment Plan, no additional match is provided under the Restoration Plan. All the named executive officers participated in and made contributions to the Cox Radio Restoration Plan during 2008.

Cox Enterprises Restoration Plan and Executive Restoration Plan. The Cox Enterprises Savings Plus Restoration Plan is a non-qualified retirement savings plan maintained by Cox Enterprises for the benefit of employees of Cox Enterprises and its affiliates, including Cox Radio. The terms of the Cox Enterprises Restoration Plan are substantially identical to those of the Cox Radio Restoration Plan. The Cox Enterprises Executive Savings Plus Restoration Plan is substantially similar to the Cox Enterprises Restoration Plan, except that participation is limited to certain highly-compensated executives of Cox Enterprises or its affiliates. Current contributions for the named executive officers, including contributions made during 2008, are now made solely to the Cox Radio Restoration Plan; however, the named executive officers continue to maintain historical balances and continue to accrue earnings under the Cox Enterprises Restoration Plan and the Cox Enterprises Executive Restoration Plan.

Perquisites and Employee Benefits

Cox Radio executives, including the named executive officers, also receive certain perquisites and employee benefits such as health, life and disability insurance benefits, reimbursement of club dues, and a company car or vehicle allowance. Cox Radio believes that these perquisites and benefits are reasonable and consistent with its overall compensation program, and are intended to promote health, wellness, convenience, security and financial protection in the event of illness, injury, disability or death. The value of these perquisites, and the incremental costs of these benefits, for 2008 that are attributable to the named executive officers are described in more detail in the All Other Compensation column of the Summary Compensation Table.

Substantially all full-time Cox Radio employees are eligible for life, health, and disability insurance through the Cox Enterprises Flex Benefits Plan, and each of the named executive officers participated in these benefits during 2008. Benefits and allocations under the Flex Benefits Plan are calculated and provided on a non-discriminatory basis to the named executive officers and to plan participants generally.

Summary Compensation Table

The following table sets forth certain information for the years ended December 31, 2006, 2007, and 2008 concerning the total compensation earned by, or awarded to, the Chief Executive Officer, the Chief Financial Officer, and the other most highly compensated executive officers of Cox Radio for whom disclosure is required. For 2008, there are only four Cox Radio executive officers for whom disclosure is required.

Name & Principal Position	Year	Salary		Bonus		Stock Awards (a)		Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings (b)		All Other Compensation (c)(d)		Total
Robert F. Neil President & Chief Executive Officer	2008 2007 2006	$ $ $	700,000 675,000 649,000	$ $ $	273,000 438,251 389,919	$ $ $	315,132 176,059 160,272	__ __ —	$ $ $	52,616 164,743 234,017	$ $ $	29,229 17,911 15,659	$ $ $	1,369,977 1,471,964 1,448,867

Marc W. Morgan Executive Vice President & Chief Operating Officer	2008 2007 2006	$ $ $	517,700 498,265 479,101	$ $ $	159,115 265,050 237,251	$ $ $	327,213 56,445 251,236	— — —	$ $ $	168,976 271,412 196,649	$ $ $	321,620 30,430 30,305	$ $ $	1,494,624 1,121,602 1,194,542

Richard A. Reis Group Vice President	2008 2007 2006	$ $ $	416,800 401,092 385,665	$ $ $	81,193 125,044 174,706	$ $ $	280,423 86,360 77,428	— — —	$ $ $	32,248 27,965 1,922	$ $ $	23,086 20,667 20,580	$ $ $	833,750 661,128 660,301

Neil O. Johnston Former Vice President & Chief Financial Officer	2008 2007 2006	$ $ $	316,150 304,257 292,556	$ $ $	86,372 143,865 128,959	$ $ $	74,951 43,920 40,569	— — —	$ $ $	61,125 58,642 61,879	$ $ $	23,456 19,031 18,308	$ $ $	562,054 569,715 542,271

(a)	Represents the amounts recognized by Cox Radio as expensed in its 2008 financial statements, calculated in accordance with the provisions of SFAS 123R. The grant date fair value of restricted stock awarded under the LTIP is equal to the average of the high and the low sales price of the Class A common stock on the date of grant as reported in the NYSE Composite Transaction Report.

(b)	Amounts attributable to change in pension value are as follows: Mr. Neil, $47,955; Mr. Morgan, $166,804; Mr. Reis, $31,135; and Mr. Johnston, $59,222. Amounts attributable to above-market earnings on deferred compensation amounts were as follows: Mr. Neil, $4,661; Mr. Morgan, $2,172; Mr. Reis, $1,113; and Mr. Johnston, $1,903.

(c)	All other compensation for the named executive officers consists of the following for 2008:

Name	Perquisites & Other Personal Benefits	Registrant Contributions to Defined Contribution Plans	Insurance Premiums	Tax Reimbursements		Total
Robert F. Neil	$20,473	$6,900	$1,856	—		$29,229
Marc W. Morgan	$21,155	$6,900	$4,306	$289,259	*	$321,620
Richard A. Reis	$14,160	$6,900	$2,026	—		$23,086
Neil O. Johnston	$16,068	$6,900	$488	—		$23,456

*	Represents the grant date fair value of restricted stock units awarded March 24, 2008 to mitigate the tax consequences of restricted stock having become vested upon becoming retirement-eligible.

(d)	Includes the following perquisites for the named executive officers for 2008:

Name	Company Auto	Auto Allowance	Gas Allowance		Club Dues	Total
Robert F. Neil	$12,250	—	$4,860	*	$3,363	$20,473
Marc W. Morgan	—	$14,160	$540		$6,455	$21,155
Richard A. Reis	—	$12,720	$1,440		—	$14,160
Neil O. Johnston	—	$11,580	$540		$3,984	$16,068

*	Includes amounts attributable to prior years but unpaid in such years.

Grants Of Plan-Based Awards

The following table sets forth certain information with respect to the non-equity incentive plan awards and restricted stock awards granted to the named executive officers during the year ended December 31, 2008.

Name	Grant Date	Approval Date (a)	Performance Units Awarded	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (b)			All Other Stock Awards: (Number of Shares of Stock) (c)	Grant Date Fair Value (d)
				Threshold	Target	Maximum
Robert F. Neil	03/17/2008	03/03/2008	29,326	$0	—	—	33,264		$390,852
Marc W. Morgan	03/17/2008 03/24/2008	03/03/2008 03/24/2008	17,375	$0	—	—	20,475 23,985	$ $	240,581 289,259
Richard A. Reis	03/17/2008	03/03/2008	10,845	$0	—	—	12,317		$144,725
Neil O. Johnston	03/17/2008	03/03/2008	7,254	$0	—	—	8,255		$96,996

(a)	The annual grant of restricted stock unit awards for 2008, effective March 17, 2008, was approved by the Compensation Committee on March 3, 2008, in order to facilitate record-keeping and communication to the recipients.

(b)	The Estimated Future Payouts Under Non-Equity Incentive Plan Awards section discloses information regarding performance unit awards granted under the LTIP on March 17, 2008. Performance awards increase in value based on Cox Radio’s operating performance, and are denominated as a number of units which are multiplied by the percentage increase (represented as a whole number) in Cox Radio’s financial performance over a five-year period using a calculation based on operating cash flow and debt. The threshold amount assumes that the level of appreciation in Cox Radio’s operating performance achieved from 2007 to 2008 is equaled in each of the years related to the performance awards. There was no appreciation in the value from 2007 to 2008; therefore, the estimated future payment is $0. There are no target or maximum award levels related to the performance awards. These awards vest over a five-year period, with 60% vesting on December 31, 2010, 80% vesting on December 31, 2011, and 100% vesting on December 31, 2012. However, no payments are made to active executive officers until the awards are fully vested on December 31, 2012. Payment generally is made in cash; however, Cox Radio has the right to require that a portion of the award be paid in the form of Class A common stock.

(c)	For all executives, amounts represent grants of restricted stock units awarded March 17, 2008 under the LTIP. The awards will 100% vest on March 17, 2013. In addition, Mr. Morgan’s amount also includes a grant on March 24, 2008 which will 100% vest on March 24, 2013 and was made to mitigate the tax consequences of restricted stock having become vested upon becoming retirement-eligible.

(d)	The amounts disclosed represent the grant date fair value of the restricted stock awarded.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth certain information about outstanding equity awards held by the named executive officers as of December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested (a)
Robert F. Neil	31,334	—		$13.92	1/1/2009	116,041	(d)	$697,406
	100,275	—		$31.66	1/3/2010
	121,335	—		$21.81	1/2/2011
	168,540	—		$24.66	1/2/2012
	167,190	—		$20.90	3/18/2013
	80,872	20,218	(b)	$21.30	3/15/2014
	55,116	36,744	(c)	$17.04	3/15/2015

Marc W. Morgan	42,000	—		$31.66	1/3/2010	44,460	(d)	$267,205
	50,000	—		$21.81	1/2/2011
	75,000	—		$24.66	1/2/2012
	92,310	—		$20.90	3/18/2013
	48,000	12,000	(b)	$21.30	3/15/2014
	51,003	34,002	(c)	$17.04	3/15/2015

Richard A. Reis	27,375	—		$31.66	1/3/2010	41,785	(d)	$251,128
	33,000	—		$21.81	1/2/2011
	45,000	—		$24.66	1/2/2012
	68,160	—		$20.90	3/18/2013
	27,912	6,978	(b)	$21.30	3/15/2014
	35,235	23,490	(c)	$17.04	3/15/2015

Neil O. Johnston	2,193	—		$13.92	1/1/2009	27,498	(d)	$165,263
	17,000	—		$21.81	1/2/2011
	16,339	—		$22.51	3/1/2011
	734	—		$20.57	4/9/2011
	25,000	—		$24.66	1/2/2012
	30,860	—		$20.90	3/18/2013
	16,000	4,000	(b)	$21.30	3/15/2014
	22,068	14,712	(c)	$17.04	3/15/2015

(a)	Value is based on Cox Radio’s closing stock price on December 31, 2008, the last trading day of the fiscal year, of $6.01.

(b)	Options vest 60% on March 15, 2007, 80% on March 15, 2008, and 100% on March 15, 2009.

(c)	Options vest 60% on March 15, 2008, 80% on March 15, 2009, and 100% on March 15, 2010.

(d)	Includes the following number of shares of restricted stock and restricted stock units that vest 100% as follows:

Name	3/15/2009	3/15/2010	3/15/2011	3/15/2012	3/17/2012	3/24/2012
Robert F. Neil	17,450	7,000	29,623	28,704	33,264	—
Marc W. Morgan	—	—	—	—	20,475	23,985
Richard A. Reis	6,330	4,500	9,675	8,963	12,317	—
Neil O. Johnston	3,630	3,500	6,288	5,825	8,255	—

Option Exercises And Stock Vested

The following table sets forth certain information with respect to any stock options exercised and restricted stock vesting for the named executive officers during the fiscal year ended December 31, 2008. No stock options were exercised by the named executive officers in 2008.

Name	Stock Awards
	Number of Shares Acquired on Vesting		Value Realized on Vesting
Robert F. Neil	—		—
Marc W. Morgan	29,163	(a)	$351,560
Richard A Reis	—		—
Neil O. Johnston	—		—

(a)	Restricted stock that was vested 100% on March 24, 2008 in order to allow for withholding of shares to satisfy taxes attributable to becoming retirement-eligible.

Pension Benefits

The following table describes the aggregate increase in actual value to the named executive officers of all defined benefit and actuarial plans accrued during the year ended December 31, 2008, which includes increases in value due to additional year(s) of service, compensation increases, gain in investment value, and interest. The valuation method used to quantify the present value of the current accrued value utilizes the following assumptions: for December 31, 2007, an interest rate equal to 6.50%, and the RP2000 mortality for males and females projected to 2010, with a white collar adjustment utilized for the Cox Executive Supplemental Plan, and an interest rate of 6.25%, and the RP2000 mortality for males and females projected to 2010, with no white collar adjustment utilized for the Cox Enterprises Pension Plan; for December 31, 2008, an interest rate equal to 6.50%, and the RP2000 mortality for males and females projected to 2010, with a white collar adjustment utilized for the Cox Executive Supplemental Plan and the Cox Supplemental Retirement Plan, and an interest rate of 6.50%, and the RP2000 mortality for males and females projected to 2010, with no white collar adjustment utilized for the Cox Enterprises Pension Plan.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit
Robert F. Neil	Cox Executive Supplemental Plan	22	$2,263,900
	Cox Enterprises Pension Plan	22	$704,519

Marc W. Morgan (a)	Cox Executive Supplemental Plan	24	$2,254,822
	Cox Enterprises Pension Plan	24	$1,204,719

Richard A. Reis	Cox Supplemental Retirement Plan	2	$21,304
	Cox Enterprises Pension Plan	2	$36,789

Neil O. Johnston	Cox Executive Supplemental Plan	12	$351,062
	Cox Enterprises Pension Plan	12	$104,423

(a)	Mr. Morgan is eligible for early retirement under both the Cox Enterprises Pension Plan and the Cox Executive Supplemental Plan. The early retirement payment and benefit calculations applicable to these plans are described above under Compensation Discussion and Analysis—Retirement and Other Benefits.

Nonqualified Deferred Compensation

The following table discloses contributions, earnings, balances and distributions under the Cox Radio Savings Plus Restoration Plan, the Cox Enterprises Savings Plus Restoration Plan, and the Cox Enterprises Executive Savings Plus Restoration Plan, which we sometimes refer to collectively as the Restoration Plans.

	Executive Contributions in 2008 to the Cox Radio Restoration Plan (a)	Registrant Contributions in 2008	Aggregate Earnings in 2008 (b)				Aggregate Withdrawals / Distributions	Aggregate Balance at December 31, 2008
Name	Cox Radio Restoration Plan	Cox Radio Restoration Plan	CEI Restoration Plan	CEI Executive Restoration Plan	Cox Radio Restoration Plan	Total		CEI Restoration Plan	CEI Executive Restoration Plan	Cox Radio Restoration Plan	Total
Robert F. Neil	$62,557	$850	$41,259	$7,314	$15,891	$64,464	—	$676,072	$119,852	$289,300	$1,085,224
Marc W. Morgan	$27,203	$850	$18,757	$4,390	$6,884	$30,031	—	$307,363	$71,933	$127,882	$507,178
Richard A. Reis	$18,711	$850	$10,400	—	$4,713	$15,113	—	$170,420	—	$87,329	$257,749
Neil O. Johnston	$13,011	$850	$16,873	—	$7,674	$24,547	—	$276,490	—	$131,636	$408,126

(a)	The amounts reported as contributions for each of the named executive officers are also reported as compensation to such officer in the Salary and Bonus columns of the Summary Compensation Table.

(b)	The above-market portion of earnings for each plan is reported in footnote (b) to the Summary Compensation Table.

Earnings on amounts contributed to the Restoration Plans are calculated at an annual fixed rate of not less than 5%, which is established annually by the Management Committees of Cox Enterprises and Cox Radio. For 2008 the rate for each of the Restoration Plans was 6.50%. Additional information regarding the Restoration Plans, including information regarding types and limitation on eligible compensation and material terms regarding payouts and distributions, is described above under Compensation Discussion and Analysis—Retirement and Other Benefits, and below under Potential Payments Upon Termination or Change in Control—Benefits Payable Under the Restoration Plans.

Potential Payments Upon Termination Or Change In Control

Employment or Change in Control Agreements

There are no employment agreements, severance agreements, or change in control agreements for any of the named executive officers of Cox Radio.

Benefits Available Generally to all Salaried Employees

Regardless of the manner in which the executive’s employment terminates, each of the named executive officers is entitled to receive the following benefits under plans, programs or arrangements generally available to all salaried employees of Cox Radio who are automatically eligible for, or who have elected to participate in, such plans, programs or arrangements:

•	unused accrued vacation pay; and

•	retirement savings benefits under the Cox Enterprises Savings and Investment Plan.

In the event of an executive’s death or disability, each of the named executive officers would be entitled to receive the following benefits under plans, programs or arrangements generally available to all salaried employees of Cox Radio who are automatically eligible for, or who have elected to participate in, such plans, programs or arrangements:

•	long-term disability benefits under the Cox Enterprises Flex Benefits Plan; and

•	life insurance benefits under the Cox Enterprises Flex Benefits Plan.

In the event of an executive’s retirement, each of the named executive officers would be entitled to receive the following benefit under plans, programs or arrangements generally available to all salaried employees of Cox Radio who are eligible for, or who have elected to participate in, such plans, programs or arrangements:

•	health benefits under the Cox Retiree Healthcare Plan.

Benefits Payable Under the Restoration Plans

In the event of termination of employment for any reason, each of the named executive officers would be entitled to a distribution based on their then-current account balance under the Restoration Plans as provided for under the terms of the Restoration Plans, with no enhancement or diminution of benefit based on reason for termination, including change in control. The account balances for each of the named executive officers under the Restoration Plans as of December 31, 2008 are shown above in the Nonqualified Deferred Compensation table.

To the extent permitted under Section 409A of the Internal Revenue Code, the distribution provisions under each of the Restoration Plans in the event of termination of employment vary based on the amount to be distributed, the age of the participant, and when the balance under the plans accrued. For balances accrued prior to January 1, 2005, if any, balances of $5,000 or less are paid in a lump sum distribution, and balances of greater than $5,000 for participants under age 65 are payable when the participant reaches age 65, subject to the participant’s right to request accelerated payment with the consent of Cox Radio. Upon reaching age 65, the participant is required to take distribution in a lump sum payment, subject to the participant’s right to request annual installment payments over five, ten or fifteen years with the consent of Cox Radio. For balances accrued on or after January 1, 2005, participants who terminate for any reason other than retirement (as defined in the Restoration Plans), will be paid in a lump sum distribution. For participants who terminate based on retirement, (as defined in the Restoration Plans), balances of $10,000 or less are paid in a lump sum distribution, and balances of greater than $10,000 are payable in annual installments over a five-year period.

Potential Benefits Payable to the Named Executive Officers

The following information describes the estimated benefits under the specified plan or program that would be provided to each of the named executive officers in the event of a termination of employment, including voluntary termination, involuntary termination without cause, termination for cause, and termination upon change in control, death, disability or retirement. The amounts shown assume that termination was effective as of December 31, 2008. The amounts for benefits payable in a lump sum cash amount (the Annual Incentive Program and LTIP) are also detailed in the table below. Any actual amounts to be paid can be determined only at the time of such executive’s termination of employment.

Long-Term Incentive Plan. The LTIP contains a “double trigger” change in control feature which provides that in the event of a change in control, which is defined as a transaction resulting in the voting control of Cox Enterprises in Cox Radio falling below 50.1%, combined with a termination of employment by Cox Radio without cause or by the employee with good reason, all stock options will become fully vested and exercisable, the performance criteria of all performance awards and performance-based restricted stock will be deemed fully achieved, any such awards will become fully vested and exercisable, and the restrictions and forfeiture conditions of any other awards under the LTIP will lapse and any such awards will become fully vested and exercisable.

For termination for cause each named executive officer:

•	Forfeits all unvested restricted stock shares/units.

•	Forfeits all vested and unvested portions of performance awards.

•	Vested and unvested stock options will be immediately cancelled.

For voluntary or without cause termination each named executive officer:

•	Forfeits all unvested restricted stock shares/units.

•	Forfeits any unvested portion of performance awards. The vested portion of performance awards will be paid out.

•

Will have 90 days from the date of termination (or until the expiration of the option term, if that date is less than 90 days from the date of termination) to exercise any vested stock options. Unvested stock options will be forfeited.

For termination due to retirement, death, disability, or a change in control, each named executive officer:

•	Receives immediate full vesting of all unvested restricted stock shares/units.

•	Receives immediate full vesting of all unvested performance awards.

•

Receives immediate full vesting of all stock options and will have one year from the date of termination (or until the expiration of the option term, if that date is less than one year from the date of termination) to exercise all vested options.

Mr. Neil would have received no financial gain from any LTIP awards upon voluntary, involuntary without cause, or for cause termination on December 31, 2008. If Mr. Neil’s employment was terminated due to retirement, death, permanent disability, or a change in control, he would have received an estimated $0 from performance awards and an estimated $697,406 from restricted stock.

Mr. Morgan would have received no financial gain from any LTIP awards upon voluntary, involuntary without cause, or for cause termination on December 31, 2008. If Mr. Morgan’s employment was terminated due to retirement, death, permanent disability, or a change in control, he would have received an estimated $0 from performance awards and an estimated $267,205 from restricted stock.

Mr. Reis would have received no financial gain from any LTIP awards upon voluntary, involuntary without cause, or for cause termination on December 31, 2008. If Mr. Reis’ employment was terminated due to retirement, death, permanent disability, or a change in control, he would have received an estimated $0 from performance awards and an estimated $251,128 from restricted stock.

Mr. Johnston would have received no financial gain from any LTIP awards upon voluntary, involuntary without cause, or for cause termination on December 31, 2008. If Mr. Johnston’s employment was terminated due to retirement, death, permanent disability, or a change in control, he would have received an estimated $0 from performance awards and an estimated $165,263 from restricted stock. Mr. Johnston transferred from his position as Chief Financial Officer on December 31, 2008 in a job transfer to Cox Media Group, Cox Radio’s direct parent company, not involving a termination of employment.

Performance awards reflect the estimated value of all outstanding performance awards as of December 31, 2008 pursuant to the Performance Award agreements. Performance awards were calculated based on a percentage increase through December 31, 2008 equal to 0 percent for awards granted in 2005, 0 percent for awards granted in 2006, and 0 percent for awards granted in 2008. As of December 31, 2008, none of the performance awards had any value. Therefore, none of the named executive officers would have received any financial gain for any of these awards if their employment had been terminated on December 31, 2008. Restricted Stock reflects the value of all shares awarded prior to December 31, 2008 pursuant to the Restricted Stock agreements and calculated based on a December 31, 2008 ending stock price of $6.01. Stock Options reflect the estimated value of unvested stock options awarded prior to December 31, 2008 pursuant to the Long-Term Incentive Plan Agreements and calculated using a December 31, 2008 ending stock price of $6.01. As of December 31, 2008, all unexercisable stock options held by the named executive officers had an exercise price above the market value, assuming the December 31, 2008 ending stock price of $6.01. Therefore, none of the named executive officers would have received any financial gain for any of these awards if their employment had been terminated on December 31, 2008.

Annual Incentive Program. Awards under the annual incentive program normally are contingent upon employment through the end of the year. However, assuming termination on December 31, 2008, a payment to each of the named executive officers would have been payable in the event of a termination of employment for any reason, other than for cause, in the same amounts as disclosed in the Bonus column of the Summary Compensation Table. In the event of termination for cause, normally no amount would be payable under the annual incentive program.

	Robert F. Neil
Benefit	Voluntary	For Cause	Death	Disability	Retirement	Without Cause	Change in Control
Annual Incentive	$273,000	—	$273,000	$273,000	$273,000	$273,000	$273,000
Long-Term Incentive Plan
Restricted stock	$—	—	$697,406	$697,406	$697,406	$—	$697,406
Performance awards	$—	—	$—	$—	$—	$—	$—
Unexercisable options	$—	—	$—	$—	$—	$—	$—
Total	$273,000	—	$970,406	$970,406	$970,406	$273,000	$970,406

	Marc W. Morgan
Benefit	Voluntary	For Cause	Death	Disability	Retirement	Without Cause	Change in Control
Annual Incentive	$159,115	—	$159,115	$159,115	$159,115	$159,115	$159,115
Long-Term Incentive Plan
Restricted stock	$267,205	—	$267,205	$267,205	$267,205	267,205	$267,205
Performance awards	$—	—	$—	$—	$—	—	$—
Unexercisable options	$—	—	$—	$—	$—	—	$—
Total	$426,320	—	$426,320	$426,320	$426,320	$426,320	$426,320

	Richard A. Reis
Benefit	Voluntary	For Cause	Death	Disability	Retirement	Without Cause	Change in Control
Annual Incentive	$81,193	—	$81,193	$81,193	$81,193	$81,193	$81,193
Long-Term Incentive Plan
Restricted stock	$—	—	$251,128	$251,128	$251,128	—	$251,128
Performance awards	$—	—	$—	$—	$—	—	$—
Unexercisable options	$—	—	$—	$—	$—	—	$—
Total	$81,193	—	$332,321	$332,321	$332,321	$81,193	$332,321

	Neil O. Johnston
Benefit	Voluntary	For Cause	Death	Disability	Retirement	Without Cause	Change in Control
Annual Incentive	$86,372	—	$86,372	$86,372	$86,372	$86,372	$86,372
Long-Term Incentive Plan
Restricted stock	$—	—	$165,263	$165,263	$165,263	—	$165,263
Performance awards	$—	—	$—	$—	$—	—	$—
Unexercisable options	$—	—	$—	$—	$—	—	$—
Total	$86,372	—	$251,635	$251,635	$251,635	$86,372	$251,635

Pension Plan, Executive Supplemental Plan, and Supplemental Retirement Plan. In the event of retirement or termination of employment for any reason, each of the named executive officers who was eligible to participate in the Pension Plan, the Executive Supplemental Plan, or the Supplemental Retirement Plan as of December 31, 2008 (Robert F. Neil, Marc W. Morgan, Richard A. Reis, and Neil O. Johnston) would be vested in their benefit under the Pension Plan, the Executive Supplemental Plan, or the Supplemental Retirement Plan, as applicable. In accordance with the process described above under Compensation Discussion and Analysis – Retirement and Other Benefits, the benefit for each of the eligible named executive officers is calculated under the Executive Supplemental Plan, as that calculation affords a higher benefit than the Pension Plan.

In the event of voluntary termination, the benefit under the Pension Plan and the Executive Supplemental Plan would be calculated in the following manner: Mr. Morgan, who is retirement eligible, would receive a monthly annuity of $27,708 beginning immediately following the termination date. The other named executive officers would receive a monthly annuity in the following amounts: Mr. Neil $21,127 at age 55; and Mr. Johnston $5,028 beginning at age 55. In the event of voluntary termination, the benefit under the Pension Plan and the Supplemental Retirement Plan would be a monthly annuity payable to Mr. Reis of $441 beginning at age 55. In each situation, the same treatment and payment would apply in the event of termination without cause, termination for cause, or termination on the basis of change in control, with no enhancement or diminution of benefit.

In the event of death on December 31, 2008, a benefit would have been payable as a lump sum as follows: Mr. Morgan $2,646,173; Mr. Neil $3,017,712; Mr. Reis $44,553; and Mr. Johnston $911,796. In each situation, if a death benefit becomes payable, the voluntary termination retirement benefit or other retirement benefit described above would cease.

In the event of disability as of December 31, 2008, each of the eligible named executive officers would receive payments from the Executive Supplemental Plan during the first year of disability equaling one hundred percent of base salary, as follows: Mr. Neil $700,000; Mr. Morgan $517,700; and Mr. Johnston $316,150. Following the first year, each of the eligible named executive officers would be eligible to receive a monthly disability benefit under the Executive Supplemental Plan in the following amounts: Mr. Neil $35,704 until age 65 and $ 42,254 year thereafter; Mr. Morgan $19,394 until age 65 and $28,662 thereafter; Mr. Johnston $5,113 until age 65 and $10,056 thereafter. In the event of disability as of December 31, 2008, Mr. Reis would be eligible to receive a monthly benefit from the Pension Plan and the Supplemental Retirement Plan of $441 payable at age 55.

Compensation of Directors

The directors who are not employed by Cox Radio or its affiliates (Juanita P. Baranco, Nicholas D. Trigony, G. Dennis Berry, and Nick W. Evans, Jr.) are paid an annual retainer of $35,000, which recognizes the overall level of commitment required for service on the Board of Directors. In addition, these directors are reimbursed for expenses and receive a meeting fee of $1,000 for every Board of Directors meeting and Committee meeting attended. Compensation for the directors who are not employed by Cox Radio or its affiliates is established by the Board of Directors. The annual retainer fee is paid one half in cash, and one half in shares of Class A common stock pursuant to the Restricted Stock Plan for Non-Employee Directors, referred to as the Director Stock Plan. Awards under the Director Stock Plan generally are granted as of the date of the annual meeting of stockholders and vest on the fifth anniversary of the grant date. Cox Radio believes that the equity component of the annual retainer serves to align these directors’ interests more directly with those of Cox Radio’s stockholders.

The Class A common stock issued under the Director Stock Plan is subject to certain restrictions and forfeitures prior to the expiration of the period ending five years after the date of the grant of the award or, if earlier, the date of death or disability in certain circumstances. The maximum total number of shares of Class A common stock that may be granted under the Director Stock Plan is 75,000, and as of December 31, 2008, 42,647 shares remained available for future grants. The directors of Cox Radio who are employed by Cox Radio or its affiliates do not receive any compensation for serving on the Board of Directors.

The following table provides information concerning the compensation received by those Cox Radio directors who received compensation for service as directors during 2008.

Names (a)	Fees Earned or Paid in Cash	Stock Awards (b)(c)	Total
Juanita P. Baranco	$28,500	$16,433	$44,933
G. Dennis Berry	$21,500	$5,928	$27,428
Nick W. Evans, Jr.	$27,500	$5,928	$33,428
Nicholas D. Trigony	$27,500	$16,433	$43,933

(a)	Messrs. Kennedy, Hayes, Neil, and Morgan are not included in this table as they received no compensation during 2008 for service as directors of Cox Radio. The compensation received by Messrs. Neil and Morgan as employees of Cox Radio is shown in the Summary Compensation Table.

(b)	Consists of shares issued under the Director Stock Plan. The aggregate number of shares held by the directors named in the table as of December 31, 2008 pursuant to awards under the Director Stock Plan are as follows: Juanita P. Baranco, 5,957; Nicholas D. Trigony, 7,419; G. Dennis Berry, 2,769; and Nick W. Evans, Jr., 2,769.

(c)	Represents the amounts recognized by Cox Radio as expense in its 2008 financial statements, calculated in accordance with the provisions of SFAS No. 123R. During the year ended December 31, 2008, each of the directors named in the table received an award of 1,544 shares of restricted stock with a grant date fair value of $11.34. The grant date fair value is equal to the closing price of the Class A common stock on the date of grant as reported in the NYSE Composite Transaction Report.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based upon these reviews and discussions, the Compensation Committee has recommended that the Board of Directors include the Compensation Discussion and Analysis for filing with this amended Annual Report on Form 10-K/A.

Nicholas D. Trigony (Chairman)

Juanita P. Baranco

Nick W. Evans, Jr.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table provides information as of March 31, 2009 with respect to the shares of Class A common stock and Class B common stock beneficially owned by each person known by Cox Radio to own more than 5% of any class of the outstanding voting securities of Cox Radio.

Name of Beneficial Owner	Class A Common Stock	Percent of Class	Class B Common Stock	Percent of Class	Percent of Vote of All Classes of Common Stock
Cox Enterprises, Inc. (a)(b)(c)	3,591,954	17.3%	58,733,016	100%	97.2%
Buckhead Capital Management LLC (d)	3,258,252	15.7%	—	—	0.5%
Dimensional Fund Advisors LP (e)	2,560,839	12.3%	—	—	0.4%
Barclays Global Investors, N.A. (f)	1,346,743	6.5%	—	—	0.2%
TowerView LLC (g)	1,135,000	5.5%	—	—	0.2%

(a)	The business address for Cox Enterprises is 6205 Peachtree Dunwoody Road, Atlanta, Georgia 30328.

(b)	All the shares of common stock of Cox Radio that are beneficially owned by Cox Enterprises are held of record by Cox Media Group, which holds 3,591,954 shares of Class A common stock and 58,733,016 shares of Class B common stock. All the shares of outstanding capital stock of Cox Media Group are beneficially owned by Cox Holdings, Inc., and all of the shares of outstanding capital stock of Cox Holdings are beneficially owned by Cox Enterprises. The beneficial ownership of the outstanding capital stock of Cox Enterprises is described in footnote (c) below. The Class B common stock is convertible on a share for share basis into Class A common stock at the option of the holder.

(c)	Cox Enterprises has two classes of common stock outstanding. One class is entitled to one vote per share, and the other class is non-voting. There are a total of 572,793,527 shares of common stock of Cox Enterprises outstanding. The Dayton Cox Trust A exercises beneficial ownership over 98% of the voting stock of Cox Enterprises. Anne Cox Chambers, James C. Kennedy and Jimmy W. Hayes serve as trustees of the Dayton Cox Trust A. Actions by the Dayton Cox Trust A, including investment and voting decisions, require at least a majority of the trustees, and no trustee has the power to remove any other trustee. Anne Cox Chambers, who is also a director of Cox Enterprises, is the aunt of James C. Kennedy, who is the Chairman of the Board of Directors of Cox Enterprises and Chairman of the Board of Directors of Cox Radio. Jimmy W. Hayes is not related to either Anne Cox Chambers or James C. Kennedy, and serves as President and Chief Executive Officer and a director of Cox Enterprises and as a director of Cox Radio.

(d)	The number of shares shown in this table with respect to Buckhead Capital Management LLC is based solely on a Schedule 13F-HR reporting ownership as of December 31, 2008, as filed on February 3, 2009. The address of the reporting person is 1545 Peachtree Street, NE, Suite 550, Atlanta, Georgia 30309.

(e)	The number of shares shown in this table with respect to Dimensional Fund Advisors LP is based solely on a filing on Schedule 13G/A reporting ownership as of December 31, 2008, as filed on February 12, 2009. The address of the reporting person is 1299 Ocean Avenue, Santa Monica, California 90401.

(f)	The number of shares shown in this table with respect to Barclays Global Investors, N.A. is based solely on a filing on Schedule 13G reporting ownership as of December 31, 2008, as filed on February 5, 2009. The address of the reporting person is 400 Howard Street, San Francisco, California 94105.

(g)	The number of shares shown in this table with respect to TowerView LLC is based solely on a Schedule 13G reporting ownership as of March 9, 2009, as filed on March 9, 2009. The address of the reporting person is 500 Park Avenue, New York, New York 10022.

Security Ownership of Management

Beneficial ownership of the Class A common stock of Cox Radio and the common stock of Cox Enterprises by Cox Radio’s directors and the executive officers named in the Summary Compensation Table below, whom we refer to as the “named executive officers”, and by all directors and executive officers as a group at March 31, 2009, is shown in the following table. None of such shares are pledged as security, and no directors’ qualifying shares are owned. Except as indicated below, none of such persons, individually or in the aggregate, owns 1% or more of the Class A common stock of Cox Radio or the common stock of Cox Enterprises, and none of such persons own any shares of the Class B common stock of Cox Radio.

Name of Beneficial Owner	Number of Shares of Cox Radio Class A Common Stock		Number of Shares of Cox Enterprises Common Stock		Percent of Shares of Cox Radio Class A Common Stock	Percent of Shares of Cox Enterprises Common Stock
James C. Kennedy	226,876	(a)	73,604,944	(b)	1.1%	12.85%
Juanita P. Baranco	5,957		—		*	—
G. Dennis Berry	3,624	(c)	106,690		*	*
Nick W. Evans, Jr.	2,769		—		*	—
Jimmy W. Hayes	600		13,245		*	*
Neil O. Johnston	139,357	(d)	—		*	—
Marc W. Morgan	395,388	(e)	—		1.9%	—
Robert F. Neil	774,856	(f)	6,903		3.6%	*
Richard A. Reis	334,225	(g)	—		1.6%	—
Nicholas D. Trigony	10,419		—		*	—
All directors and executive officers as a group (ten persons, consisting of those named above)	1,894,071	(h)	73,731,782		8.5%	12.87%

*	Less than 1%.

(a)	Includes 31,000 shares owned by his spouse, 14,000 shares owned by his children, 16,500 shares owned by trusts for the benefit of his children, and 21,000 shares held in trusts for which he serves as a trustee.

(b)	The 73,604,944 shares of common stock of Cox Enterprises reported for Mr. Kennedy consist of non-voting shares which comprise Mr. Kennedy’s 50% beneficial interest in Trailsend Ventures, LLC, an entity controlled by Mr. Kennedy and his sister. Mr. Kennedy’s spouse exercises beneficial ownership over an aggregate of 22,140 shares of common stock of Cox Enterprises. In addition, Mr. Kennedy’s children are the beneficiaries of a trust, of which R. Dale Hughes and Mr. Kennedy are co-trustees, that beneficially owns 16,155 shares of common stock of Cox Enterprises. Mr. Kennedy disclaims beneficial ownership of all such shares, other than the 73,604,944 shares included in the table.

(c)	Includes 855 shares owned by a trust for the benefit of his spouse.

(d)	Includes 139,357 shares subject to stock options that are exercisable within 60 days.

(e)	Includes 387,314 shares subject to stock options that are exercisable within 60 days.

(f)	Includes 693,328 shares subject to stock options that are exercisable within 60 days.

(g)	Includes 255,405 shares subject to stock options that are exercisable within 60 days.

(h)	Includes 1,475,404 shares subject to stock options that are exercisable within 60 days.

Equity Compensation Plan Information

The following table summarizes information about Cox Radio’s equity compensation plans as of December 31, 2008. All outstanding awards relate to Cox Radio’s Class A common stock.

	A		B		C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	5,566,044	(a)	$21.91	(a)	3,493,182	(b)
Equity compensation plans not approved by security holders	—		—		—
Total	5,566,044		$21.91		3,493,182

(a)	Consists of stock options outstanding under the LTIP. Does not include 1,524,424 shares of restricted stock that have been awarded under the LTIP or 32,353 shares of restricted stock that have been awarded under the Restricted Stock Plan for Non-Employee Directors, referred to as the Director Stock Plan.

(b)	Includes 42,647 shares of Class A common stock reserved for issuance under the Director Stock Plan. The LTIP had 3,450,535 shares available as of December 31, 2008, which, under the terms of the plan, can be granted in various forms of equity-based incentive compensation including stock options, stock appreciation rights, stock bonuses, restricted stock awards, restricted stock units, performance shares and awards consisting of combinations of such incentives.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

Cox Radio receives certain management services from, and has entered into certain transactions with, Cox Enterprises. Costs of the management services that are allocated to Cox Radio are based on actual direct costs incurred, or on Cox Enterprises’ estimate of expenses relative to the management services provided to other subsidiaries of Cox Enterprises. Cox Radio believes that these allocations were made on a reasonable basis, and that receiving these management services from Cox Enterprises creates cost efficiencies; however, there has been no study or attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The services and transactions described below have been reviewed by the Audit Committee, which has determined that such services and transactions are fair and in the best interest of Cox Radio.

Cox Radio receives day-to-day cash management services from Cox Enterprises, with settlements of outstanding balances between Cox Radio and Cox Enterprises occurring periodically at market interest rates. As a part of these services, Cox Enterprises transfers funds to cover Cox Radio’s checks presented for payment and Cox Radio records a book overdraft, which is classified as accounts payable in our balance sheets. Book overdrafts of $5.9 million existed at December 31, 2008 as a result of Cox Radio’s checks outstanding. The amounts due to or from Cox Enterprises are generally due on demand and represent the net balance of the intercompany transactions, and accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a LIBOR based rate dependent upon our credit rating (1.8% at December 31, 2008). As of December 31, 2008, Cox Enterprises owed Cox Radio approximately $1.4 million.

Cox Radio receives certain management services from Cox Enterprises and its wholly-owned subsidiary and our majority stockholder Cox Media Group, including management and financial advisory services, legal, corporate secretarial, tax, internal audit, risk management, purchasing and materials management, employee benefit (including pension plan) administration, fleet, engineering and other support services. Expenses allocated for these services are included in corporate general and administrative expenses in our consolidated financial statements. For the year ended December 31, 2008, Cox Radio was allocated expenses of approximately $3.4 million related to these services.

In connection with these management services, Cox Radio reimburses Cox Enterprises for payments made to third-party vendors for certain goods and services provided to Cox Radio under arrangements made by Cox Enterprises on behalf of Cox Enterprises and its affiliates, including Cox Radio. Cox Radio believes such arrangements result in Cox Radio receiving such goods and services at more attractive pricing than Cox Radio would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through Cox Enterprises’ insurance program, which provides coverage for all of its affiliates, including Cox Radio. Rather than self-insuring these risks, Cox Enterprises purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of Cox Enterprises, including James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and his sister, who each own 25% of the insurance company. This insurance company is an insurer and re-insurer on various insurance policies purchased by Cox Enterprises, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox Radio’s loss experience consistent with insurance industry practice. Cox Radio’s portion of these insurance costs for 2008 was approximately $0.6 million.

Cox Radio’s employees participate in certain Cox Enterprises employee benefit plans, and Cox Radio made payments to Cox Enterprises in 2008 for the costs incurred because of such participation, including self-insured employee medical insurance costs of approximately $11.1 million, retiree medical payments of approximately $0.2 million, post-employment benefits of approximately $0.7 million and pension plan payments of approximately $5.9 million.

Cox Radio’s headquarters building is leased by Cox Enterprises from a partnership that in turn is indirectly owned by descendents of Governor James M. Cox, the founder of Cox Enterprises, with an indirect 36% interest held in the aggregate by the children of James C. Kennedy, Chairman of Cox Radio’s Board of Directors, and an indirect less than 3% interest held in the aggregate by Mr. Kennedy and his sister. Cox Radio pays rent and certain other occupancy costs to Cox Enterprises for space in Cox Enterprises’ corporate headquarters building. Rent and occupancy expense is allocated based on occupied space, and such expense was approximately $0.9 million for the year ended December 31, 2008.

Cox Radio is a party to lease agreements with Cox Media Group with respect to studio and tower site properties in Atlanta, Georgia, Dayton, Ohio, and Orlando, Florida that are used for Cox Radio’s radio operations in those markets. The annual rental cost in the aggregate was approximately $0.7 million for the year ended December 31, 2008.

During 2008, Cox Search, Inc., a wholly-owned subsidiary of Cox Enterprises, purchased radio advertising from Cox Radio at regular commercial rates in an aggregate amount of $0.3 million.

During 2008, Cox Enterprises owned television stations and newspaper operations purchased radio advertising from Cox Radio at regular commercial rates in an aggregate amount of $1.9 million. Conversely, Cox Radio purchased advertising from Cox Enterprises-owned television stations at regular commercial rates in an aggregate amount of $0.3 million.

Related Party Transaction Review Policies

Cox Radio has established and maintains procedures for the review of related party transactions. These procedures are embodied in written guidelines adopted by the Audit Committee of the Board of Directors. None of the transactions described above were implemented or approved in a manner inconsistent with these guidelines.

Cox Radio utilizes the Audit Committee of the Board of Directors as the authority for review and approval of related party transactions in order to ensure fairness to Cox Radio. Subject to certain thresholds such as minimum review amounts, the Audit Committee has full discretion to determine the scope of review that is appropriate in considering any related party transaction. The types of transactions covered by the guidelines are as follows:

•

The Audit Committee reviews related party transactions between Cox Radio and Cox Enterprises, or any subsidiary or affiliate of Cox Enterprises, or any officer or director of Cox Radio or Cox Enterprises or its subsidiaries or affiliates.

•

The Audit Committee reviews the fairness to Cox Radio of all insurance programs and employee benefit plans provided by Cox Enterprises, or any subsidiary or affiliate of Cox Enterprises, in which Cox Radio or its employees participate. The Audit Committee reviews available reports from a third party insurer or administrator concerning the manner in which premiums or other charges are developed.

•

The Audit Committee reviews the fairness of lease transactions and other charges or payments relating to real estate transactions entered into between Cox Radio and Cox Enterprises, or any subsidiary or affiliate of Cox Enterprises, and requires evidence of fairness, which may include a market evaluation from a qualified, independent professional source, for rental or other real estate amounts exceeding $1 million annually.

•

The Audit Committee receives an annual report from Cox Radio management, and if requested, from Cox Enterprises, concerning management and administrative services provided by Cox Enterprises to Cox Radio that describes the services provided and analyzes the value to Cox Radio.

•

For other related party transactions, the Audit Committee obtains an analysis by a qualified third party to support the Audit Committee’s fairness findings for any transaction with a related party involving the payment for, or the receipt of payment for goods and services, in an amount exceeding 1% of Cox Radio’s gross revenues.

•

Finally, the Audit Committee may review civic, charitable, community, and other not-for-profit activities involving Cox Radio or its officers or directors if such activities may constitute related party transactions or would require disclosure under SEC or NYSE rules.

Director Independence

The Board of Directors has affirmatively determined that directors Juanita P. Baranco, Nick W. Evans, Jr., and Nick D. Trigony are “independent.” In determining whether the director is independent, Cox Radio uses the definitions of independence set forth in Section 303A of the Corporate Governance Listing Standards of the NYSE and Section 10A(m)(3) of the Exchange Act. The Board based these determinations primarily on the basis of information provided by these directors in response to questionnaires regarding employment and compensation history, business affiliations, and family and other relationships. None of these directors had any of the categorical relationships set forth in the Corporate Governance Listing Standards that would prevent a finding of independence.

In addition to the categorical relationships set forth in the Corporate Governance Listing Standards, the Board of Directors considered the following categories of transactions, relationships or arrangements in determining the independence of Cox Radio’s independent directors:

•

For Mrs. Baranco, the Board considered her relationship as co-owner and executive officer of an advertiser that in the ordinary course of business purchases media advertising from Cox Radio, Cox Enterprises and affiliates of Cox Enterprises, for which Cox Radio determined that disclosure was not required under SEC Regulation S-K, Item 404(a).

•	For Mr. Evans, the Board considered his prior broadcast industry ownership affiliations with broadcasters other than Cox Radio or Cox Enterprises.

•	For Mr. Trigony, the Board considered his prior employment by an affiliate of Cox Radio.

The Board of Directors determined that none of these relationships or arrangements would interfere with the directors’ exercise of their independence from Cox Radio and its management.

ITEM 14.	Principal Accounting Fees and Services

Relationship with Independent Registered Public Accounting Firm

The following table summarizes the fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively referred to as Deloitte & Touche) for professional services during fiscal year 2008 and fiscal year 2007:

	2008	2007
Audit Fees	$754,450	$773,000
Audit-related fees	43,750	37,800
Tax fees	62,295	55,150
All other fees	—	—

The amounts shown for audit fees were primarily for the audit of Cox Radio’s consolidated financial statements, the audit of management’s report on internal control over financial reporting, quarterly reviews of consolidated interim financial information, and financial accounting and SEC advisory services arising in connection with the audits or quarterly reviews. The amounts shown for audit-related fees were for financial accounting and SEC advisory services arising in connection with matters outside the scope of the audits or quarterly reviews, Sarbanes-Oxley Section 404 attestation review, and employee benefit plan audits. The amounts shown for tax fees were for income tax compliance assistance and consultation, and income tax planning and research.

The Audit Committee utilizes a policy pursuant to which the audit, audit-related, and permissible non-audit services to be performed by the independent registered public accounting firm, serving as independent auditor, are pre-approved prior to the engagement to perform such services. Pre-approval is generally provided annually, and any pre-approval is detailed as to the particular service or category of services and is generally limited by a maximum fee amount. The independent registered public accounting firm, serving as independent auditor, and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm, serving as independent auditor, in accordance with this pre-approval, and the fees for the services performed to date. The policy sets forth certain limited circumstances in which the Audit Committee delegated or may delegate its pre-approval authority to the Chairman or any other member of the Audit Committee, and any approvals made pursuant to this delegated authority normally will be reported to the Audit Committee at its next meeting. None of the services described in the preceding paragraph were pre-approved pursuant to the de minimis exception provided in SEC Regulation S-X, Item 201(c)(7)(i)(C).

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Documents incorporated by reference or filed with this report:

(1)	Audited Consolidated Balance Sheets as of December 31, 2008 and 2007 and Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2008 (filed under Item 8 of the 2008 Form 10-K); and

(2)	Schedule II – Valuation and qualifying accounts.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits, which are incorporated by reference or filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description

(1)2.1	—	Asset Purchase Agreement, dated as of February 4, 2008, by and among Cox Radio, Inc., Southern Broadcasting of Athens, Inc., Southern Broadcasting of Pensacola, Inc., New Broadcast Investment Properties, Inc. and Southern Broadcasting Companies, Inc.

(2)3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.

(3)3.2	—	Certificate of Amendment of Certificate of Incorporation of Cox Radio, Inc.

(4)3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.

(5)4.1	—	Indenture, dated as of May 26, 1998, by and among Cox Radio, Inc., The Bank of New York, WSB, Inc. and WHIO, Inc.

(6)4.2	—	First Supplemental Indenture, dated as of February 1, 1999, by and among The Bank of New York, Cox Radio, Inc. and CXR Holdings, Inc.

(7)4.3	—	Agreement of Resignation, Appointment and Acceptance, effective March 1, 2005, by and among Cox Radio, Inc., The Bank of New York and the Bank of New York Trust Company, N.A.

(8)4.4	—	Form of Specimen Class A common stock certificate.

(9)10.1	—	Credit Agreement, dated as of July 26, 2006, by and among Cox Radio, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper Inc. and Citibank, N.A., as Syndication Agents, Wachovia Capital Markets, LLC and Bank of Tokyo-Mitsubishi UFJ Trust Company, as Documentation Agents, and JP Morgan Securities, Inc., Lehman Brothers Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners.

(10)10.2	—	First Amendment and Limited Waiver to Credit Agreement, dated as of December 29, 2008.

(11)10.3	—	Revolving Promissory Notes, dated December 4, 2003.

(12)10.4	—	Cox Radio, Inc. Third Amended and Restated Long-Term Incentive Plan (management contract or compensation plan).

(13)10.5	—	Amendment Number One to the Cox Radio, Inc. Third Amended and Restated Long-Term Incentive Plan (management contract or compensation plan).

(14)10.6	—	Forms of Long-Term Incentive Plan Agreement, Restricted Stock Grant Agreement and Performance Award Agreement (management contract or compensation plan).

(15)10.7	—	Form of Restricted Stock Unit Grant Agreement (management contract or compensation plan).

(16)10.8	—	Form of notice of amendment to stock option award agreements accelerating vesting (management contract or compensation plan).

(17)10.9	—	Cox Radio, Inc. Restricted Stock Plan for Non-Employee Directors (management contract or compensation plan).

(18)10.10	—	Form of Notice of Grant under Restricted Stock Plan for Non-Employee Directors (management contract or compensation plan).

(19)10.11	—	Cox Radio, Inc. Savings Plus Restoration Plan, as amended and restated (management contract or compensation plan).

(20)10.12	—	Cox Enterprises, Inc. Supplemental Retirement Plan, as amended and restated (management contract or compensation plan).

(21)10.13	—	Cox Executive Supplemental Plan, as amended and restated (management contract or compensation plan).

(22)10.14	—	Cox Enterprises, Inc. Executive Savings Plus Restoration Plan, as amended and restated (management contract or compensation plan).

(23)10.15	—	Cox Radio, Inc. Annual Incentive Plan, effective as of January 1, 2008 (management contract or compensation plan).

(24)10.16	—	Amendment Number One to the Cox Radio, Inc. Annual Incentive Plan, effective as of January 1, 2008 (management contract or compensation plan).

(25)10.17	—	Cox Radio, Inc. Annual Bonus Plan, effective January 1, 2009 (management contract or compensation plan).

(26)21.1	—	Subsidiaries of Cox Radio, Inc.

(27)23.1	—	Consent of Deloitte & Touche LLP.

24.1	—	Power of Attorney set forth on the signature page of the annual report on Form 10-K for the year ended December 31, 2008 filed on March 7, 2008.

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

(28)32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Exhibit 2.1 of Cox Radio’s Current Report on Form 8-K dated February 4, 2008 and filed February 6, 2008.

(2)	Incorporated by reference to Exhibit 3.1 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).

(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed on February 15, 2002.

(4)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).

(5)	Incorporated by reference to Exhibit 4.4 of Cox Radio’s Report on Form 10-Q for the period ended June 30, 1998.

(6)	Incorporated by reference to Exhibit 4.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 1999.

(7)	Incorporated by reference to Exhibit 4.3 of Cox Radio’s Registration Statement on Form S-3 (SEC File No. 333-124114).

(8)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Report on Form 8-A/A dated February 15, 2002.

(9)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Current Report on Form 8-K dated July 26, 2006 and filed July 31, 2006.

(10)	Incorporated by reference to Exhibit 10.2 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2008.

(11)	Incorporated by reference to Exhibit 10.8 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2003.

(12)	Incorporated by reference to Exhibit 10.2 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 2005.

(13)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Current Report on Form 8-K dated December 11, 2008 and filed December 17, 2008.

(14)	Incorporated by reference to Exhibit 10.3 of Cox Radio’s Report on Form 10-Q for the period ended March 31, 2005.

(15)	Incorporated by reference to Exhibit 10.2 to Cox Radio’s Report on Form1 0-Q for the period ended March 31, 2008.

(16)	Incorporated by reference to Exhibit 10.4 of Cox Radio’s Report on Form 10-Q for the period ended September 30, 2005.

(17)	Incorporated by reference to Exhibit 10.11 of Cox Radio’s Registration Statement on Form S-1 (File No. 333-08737).

(18)	Incorporated by reference to Exhibit 10.6 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2004.

(19)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Current Report on Form 8-K dated October 31, 2007 and filed November 6, 2007.

(20)	Incorporated by reference to Exhibit 10.12 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2008.

(21)	Incorporated by reference to Exhibit 10.13 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2008.

(22)	Incorporated by reference to Exhibit 10.14 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2008.

(23)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Current Report on Form 8-K dated December 13, 2007 and filed December 14, 2007.

(24)	Incorporated by reference to Exhibit 10.2 of Cox Radio’s Current Report on Form 8-K dated December 11, 2008 and filed December 17, 2008.

(25)	Incorporated by reference to Exhibit 10.3 of Cox Radio’s Current Report on Form 8-K dated December 11, 2008 and filed December 17, 2008.

(26)	Incorporated by reference to Exhibit 21.1 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2008.

(27)	Incorporated by reference to Exhibit 23.1 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2008.

(28)	Incorporated by reference to Exhibit 32.1 of Cox Radio’s Report on Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Radio, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cox Radio, Inc.

By:	/s/ Robert F. Neil
Robert F. Neil
President and Chief Executive Officer

Date: April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cox Radio, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
* James C. Kennedy	Chairman of the Board of Directors	April 30, 2009

/s/ Robert F. Neil Robert F. Neil	President and Chief Executive Officer; Director (principal executive officer)	April 30, 2009

/s/ Charles L. Odom Charles L. Odom	Chief Financial Officer (principal accounting officer and principal financial officer)	April 30, 2009

* Juanita P. Baranco	Director	April 30, 2009

* G. Dennis Berry	Director	April 30, 2009

* Jimmy W. Hayes	Director	April 30, 2009

* Nick W. Evans, Jr.	Director	April 30, 2009

* Marc W. Morgan	Director	April 30, 2009

* Nicholas D. Trigony	Director	April 30, 2009

* Executed this 30th day of April 2009, on behalf of the indicated Directors by Charles L. Odom, duly appointed Attorney-in-Fact.

By:	/s/ Charles L. Odom
Charles L. Odom Attorney-in-Fact

SCHEDULE II

COX RADIO, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

For the Fiscal Years Ended December 31	Balance As of Beginning of Period	Assumed in Business Combination	Charges to Costs and Expenses	Deductions	Balance As of End of Period
(Amounts in thousands)
2008	$2,948	$—	$3,829	$2,614	$4,163
2007	2,984	—	1,369	1,405	2,948
2006	3,190	—	913	1,119	2,984