Form 10-Q
period 2009-03-31
COX RADIO INC
filed 2009-05-11
CIK 1018522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Class A common stock, par value of $0.33 – 20,756,528 shares outstanding as of March 31, 2009

Class B common stock, par value of $0.33 – 58,733,016 shares outstanding as of March 31, 2009

COX RADIO, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

Preliminary Note

This Quarterly Report on Form 10-Q is for the three-month period ended March 31, 2009. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox Radio,” “we,” “us” and “our” refer to Cox Radio, Inc. and its subsidiaries.

Part I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

COX RADIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash	$812	$603
Accounts and notes receivable, less allowance for doubtful accounts of $3,659 and $4,163, respectively	57,336	73,309
Income taxes receivable	2,062	1,421
Prepaid expenses and other current assets	7,868	5,840
Amounts due from Cox Enterprises	—	1,396

Total current assets	68,078	82,569
Property and equipment, net	70,682	72,575
FCC licenses and other intangible assets, net	928,902	928,935
Goodwill	190,017	190,017
Other assets	18,198	17,991

Total assets	$1,275,877	$1,292,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,555	$20,157
Accrued salaries and wages	6,484	8,953
Accrued interest	210	347
Amounts due to Cox Enterprises	4,351	—
Other current liabilities	8,268	7,552

Total current liabilities	37,868	37,009
Long-term debt	380,050	400,050
Deferred income taxes	194,040	190,548
Other long-term liabilities	18,260	17,758

Total liabilities	630,218	645,365

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $0.33 par value: 15,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.33 par value; 210,000,000 shares authorized; 43,271,016 and 43,279,850 shares issued and 20,756,528 and 21,749,757 shares outstanding at March 31, 2009 and December 31, 2008, respectively	14,279	14,282
Class B common stock, $0.33 par value; 135,000,000 shares authorized; 58,733,016 shares issued and outstanding at March 31, 2009 and December 31, 2008	19,382	19,382
Additional paid-in capital	648,134	648,074
Retained earnings	232,353	228,386

	914,148	910,124
Less: Class A common stock held in treasury (22,514,488 and 21,530,093 shares at cost at March 31, 2009 and December 31, 2008, respectively)	(268,489)	(263,402)

Total shareholders’ equity	645,659	646,722

Total liabilities and shareholders’ equity	$1,275,877	$1,292,087

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Net revenues:
Local	$54,289	$68,804
National	13,928	20,589
Other	7,294	8,409

Total revenues	75,511	97,802

Operating expenses:
Cost of services (exclusive of depreciation and amortization shown below)	24,455	23,618
Selling, general and administrative	36,391	40,329
Corporate general and administrative	4,022	5,967
Depreciation and amortization	2,555	2,701
Other operating expenses, net	119	43

Operating income	7,969	25,144

Other income (expense):
Interest expense	(1,223)	(3,861)
Other items, net	85	27

Income before income taxes	6,831	21,310

Current income tax expense	47	4,888
Deferred income tax expense	2,817	3,613

Total income tax expense	2,864	8,501

Net income	$3,967	$12,809

Basic net income per share
Net income per common share	$0.05	$0.15

Diluted net income per share
Net income per common share	$0.05	$0.14

Weighted average basic common shares outstanding	79,467	87,703

Weighted average diluted common shares outstanding	79,467	88,342

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2008	43,280	$14,282	58,733	$19,382	$648,074

Net income	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	737
Repurchase of Class A common stock	—	—	—	—	—
Issuance of Class A common stock related to incentive plans	(9)	(3)	—	—	3
Tax benefit of stock options exercised	—	—	—	—	(680)

Balance at March 31, 2009	43,271	$14,279	58,733	$19,382	$648,134

	Retained Earnings	Treasury Stock		Total
		Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2008	$228,386	21,530	$(263,402)	$646,722

Net income	3,967	—	—	3,967
Stock-based compensation expense	—	—	—	737
Repurchase of Class A common stock	—	984	(5,087)	(5,087)
Issuance of Class A common stock related to incentive plans	—	—	—	—
Tax benefit of stock options exercised	—	—	—	(680)

Balance at March 31, 2009	$232,353	22,514	$(268,489)	$645,659

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$3,967	$12,809
Items not requiring cash:
Depreciation and amortization	2,555	2,701
Deferred income taxes	2,817	3,613
Compensation expense related to long-term incentive compensation plans	737	3,676
Other	148	70
Changes in assets and liabilities:
Decrease in accounts receivable	15,973	6,982
Increase (decrease) in accounts payable and accrued expenses	1,599	(9,843)
Decrease in accrued salaries and wages	(2,469)	(73)
Decrease in accrued interest	(137)	(268)
Increase in income taxes receivable	(530)	(1,284)
Other, net	(934)	987

Net cash provided by operating activities	23,726	19,370

Cash flows from investing activities:
Capital expenditures	(743)	(1,621)
Investment in signal upgrades	(40)	(3,190)
Proceeds from insurance recovery	—	750
Decrease in amounts due from Cox Enterprises	1,396	—
Other, net	(193)	(392)

Net cash provided by (used in) investing activities	420	(4,453)

Cash flows from financing activities:
Net (repayments of) borrowings under revolving credit facility	(20,000)	20,000
Repurchase of Class A common stock	(5,087)	(38,889)
Proceeds from issuances of stock related to stock-based compensation plans	—	23
Tax expense of stock options exercised	—	(14)
(Decrease) increase in book overdrafts	(3,201)	881
Increase in amounts due to Cox Enterprises	4,351	2,564

Net cash used in financing activities	(23,937)	(15,435)

Net increase (decrease) in cash and cash equivalents	209	(518)
Cash and cash equivalents at beginning of period	603	2,009

Cash and cash equivalents at end of period	$812	$1,491

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,393	$4,129
Income taxes	573	6,183

See notes to unaudited consolidated financial statements.

COX RADIO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Other Information

Cox Radio is a leading national radio broadcasting company whose business, which constitutes one reportable segment for accounting purposes, is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises, Inc. indirectly owns approximately 78% of the common stock of Cox Radio and has approximately 97% of the voting power of Cox Radio.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 and notes thereto contained in Cox Radio’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC).

The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other period.

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

Cox Radio recognizes revenues when the following conditions are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. These criteria are generally met for advertising revenue at the time an advertisement is broadcast. Advertising revenue is recorded net of advertising agency commissions. Agency commissions, when applicable, are calculated based on a stated percentage applied to gross revenues. Cox Radio records an allowance for doubtful accounts based on historical information, analysis of credit data and any other relevant factors. Internet revenue is recognized as ads are run over the Internet. Non-traditional event revenue is recognized when the event occurs.

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

Cox Radio adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.

For the three months ended March 31, 2009 and 2008, there were no material changes in unrecognized tax benefits. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next 12 months due to the settlement of ongoing audits or the lapse of statutes of limitations, Cox Radio does not expect any change in the amount of unrecognized tax benefits to be material to its financial statements.

As of March 31, 2009, Cox Radio’s federal income tax return examinations were completed through tax year ended 2005. Various states are currently conducting examinations of Cox Radio’s tax returns for tax years 2004 through 2007.

Cox Radio classifies interest and penalties associated with its unrecognized tax benefits as a component of income tax expense.

Incentive Compensation Plans

Cox Radio’s Third Amended and Restated Long-Term Incentive Plan (LTIP) provides for the grant of various equity-based awards. Since 2007, awards under the LTIP have consisted of a mix of performance awards and either restricted stock or restricted stock units. Performance awards are designed to increase in value based on Cox Radio’s operating performance and are denominated as a number of units which are multiplied by the percentage increase in certain pre-established financial metrics over a five-year period. Performance awards vest 60% in the third year, 80% in the fourth year, and 100% in the fifth year from the date of grant. Cox Radio recognizes compensation expense related to the performance awards over the appropriate vesting period based on the amount that is expected to be paid upon vesting of the awards. Performance awards will be paid out in cash or, for certain employees, in Cox Radio stock, which will remain subject to restrictions on resale or transfer as long as the recipient is employed by Cox Radio or one of its affiliates.

Awards of restricted stock and restricted stock units fully vest five years after the date of grant and are subject to a risk of forfeiture until the vesting date. Both types of awards are accounted for in accordance with SFAS No. 123 (revised 2004), Share Based Payment (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. Cox Radio recognizes compensation expense for all restricted stock and restricted stock unit awards over the five-year vesting period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Risk

A significant portion of Cox Radio’s business historically has been conducted in the Atlanta market. Net revenues earned from radio stations located in Atlanta represented 24% of total revenues for both of the three-month periods ended March 31, 2009 and 2008.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations. The purpose of the FSP is to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP became effective for Cox Radio for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009, and the impact on Cox Radio’s consolidated financial statements will be dependent on the size and nature of future business combinations.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which will require that the fair value disclosures required for financial instruments as prescribed by SFAS No. 107, Disclosures about

Fair Value of Financial Instruments, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. This FSP will be effective for interim periods ending after June 15, 2009. Cox Radio does not expect that the impact of the adoption of this FSP to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009 and will be applied prospectively. Cox Radio does not expect this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Furthermore, this FSP re-emphasizes that the objective of a fair value measurement is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If Cox Radio was to conclude that there has been a significant decrease in the volume and level of activity of an asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Cox Radio does not expect this statement to have a material impact on its consolidated financial position, results of operations, or cash flows.

3.	Earnings Per Common Share and Capital Structure

	Three Months Ended March 31,
	2009	2008
	(Amounts in thousands, except per share data)
Earnings per share – basic
Net income	$3,967	$12,809

Weighted average common shares outstanding	79,467	87,703

Net income per common share – basic	$0.05	$0.15

Earnings per share – diluted
Net income	$3,967	$12,809

Weighted average common shares outstanding	79,467	87,703

Effect of dilutive securities:
Employee Stock Purchase Plan	—	7
Long-Term Incentive Plan	—	632

Shares applicable to earnings per share – diluted	79,467	88,342

Net income per common share – diluted	$0.05	$0.14

For the three-month period ended March 31, 2009, 0.7 million shares of restricted stock were excluded from the computation of net income per common share- diluted because their inclusion would have been anti-dilutive. For the three-month periods ended March 31, 2009 and 2008, options to purchase 5.4 million and 5.6 million shares of Class A common stock, respectively, were excluded from the computation of net income per common share – diluted. The exercise price of these options was greater than the average market price of the Class A common stock during the three-month periods ended March 31, 2009 and 2008, respectively.

4.	Long-Term Debt, Commitments and Contingencies

At March 31, 2009 and December 31, 2008, outstanding long-term debt consisted only of amounts borrowed under Cox Radio’s five-year $600.0 million unsecured revolving credit facility described below. In December 2008, Cox Radio amended its credit agreement to effectively terminate the commitment of a subsidiary of Lehman Brothers Holdings, Inc. (Lehman). As a result, once the amount that has been funded by the Lehman subsidiary has been repaid, aggregate capacity under the revolving credit facility will be effectively reduced by $8.7 million. The interest rate for the facility is, at Cox Radio’s option:

•	the greater of the prime rate or the federal funds borrowing rate plus 0.5%;

•	the London Interbank Offered Rate (LIBOR) plus a spread based on the credit ratings of Cox Radio’s senior unsecured long-term debt; or

•	the federal funds borrowing rate plus a spread based on the credit ratings of Cox Radio’s senior unsecured long-term debt.

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior secured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At March 31, 2009, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At March 31, 2009, Cox Radio had $380.1 million of outstanding indebtedness under the credit facility. The interest rate applied to amounts due under the credit facility was 1.2% at March 31, 2009. At December 31, 2008, Cox Radio had $400.1 million of outstanding indebtedness under the credit facility. The interest rate applied to amounts due under the facility was 1.8% at December 31, 2008. Since the interest rate under the credit facility is variable, the recorded balance of the credit facility approximates fair value.

In February 2005, Cox Radio agreed to guarantee the borrowings of a third party of up to $5 million to enable that party to purchase two stations and assist Cox Radio in a signal upgrade project for one of its stations. In August 2008, Cox Radio amended this agreement to increase the guarantee to up to $6 million and to extend the expiration to June 2009. If the Cox Radio signal upgrade is approved by the FCC, then Cox Radio is likely to purchase the stations, and performance under the guarantee will not be necessary. If the signal upgrade is not approved, Cox Radio’s guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. At both March 31, 2009 and December 31, 2008, the carrying value of this guarantee was $0.7 million.

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

On March 27, 2009, a purported stockholder of Cox Radio commenced a putative class action in the Court of Chancery of the State of Delaware against Cox Radio, its directors, Cox Media Group, Inc. (Cox Media Group) and Cox Enterprises, styled George Leon v. Cox Radio, Inc., et al., C.A. No. 4461. On March 30, 2009, a second purported stockholder of Cox Radio commenced a putative class action in the Court of Chancery of the State of Delaware against Cox Radio, its directors and Cox Enterprises, styled Coral Springs Police Pension Fund v. Cox Radio, Inc., et al., C.A. No. 4463. These two putative class actions were consolidated on April 3, 2009 in an action styled In re Cox Radio Stockholders Litigation, C.A. No. 4461 (the Delaware Action). The consolidated amended complaint in the Delaware Action, filed on April 7, 2009, alleges that the defendants in the Delaware Action breached their fair price, fair process, disclosure and other duties to Cox Radio’s stockholders in connection with the transactions contemplated by the tender offer by Cox Enterprises and Cox Media Group for all shares of Cox Radio Class A common stock not owned by Cox Media Group (the Offer). The Delaware Action seeks, among other things, an injunction enjoining the transactions contemplated in the Offer and to rescind any transactions contemplated by the Offer that may be consummated. On April 6, 2009, discovery commenced in the Delaware Action. On April 7, 2009, the Delaware Court entered scheduling and confidentiality orders. On April 9, 2009, the Delaware Court entered a scheduling order providing for a hearing on the plaintiffs’ motion to enjoin consummation of the Offer on April 29, 2009. Cox Radio believes the claims asserted in the Delaware Action are without merit and intends to defend against them vigorously.

On April 29, 2009, the parties to the Delaware Action executed a memorandum of understanding (MOU) containing the terms for the parties’ agreement in principle to resolve the Delaware Action. The MOU provides that, in consideration for the settlement of the Delaware Action, (i) the tender offer price will be increased from $3.80 per share of Class A common stock to $4.80 per share of Class A common stock, and (ii) Cox Enterprises, Cox Media Group and Cox Radio will make supplemental disclosures in appropriate filings with the SEC and disseminate them to holders of record of Cox Radio stock no later than ten days prior to the expiration of the Offer. Cox Enterprises, Cox Media Group and Cox Radio disseminated amended and restated materials to stockholders on May 1, 2009.

In the MOU, the defendants in the Delaware Action acknowledge that they considered the unfair price, disclosure and other claims raised by the plaintiffs in the Delaware Action in connection with the increase of the Offer price to $4.80 per share of Class A common stock and in determining to make the supplemental disclosures contemplated by the MOU. In exchange, the parties to the Delaware Action will use their best efforts to draft and execute a definitive stipulation of settlement that includes a plaintiff class consisting of all record and beneficial holders of Cox Radio stock, other than Cox Enterprises, Cox Media Group, Cox Radio and the current Cox Radio directors, during the period beginning on and including February 10, 2009, through and including the date of the consummation of the merger contemplated by the Offer. If approved by the parties to the Delaware Action and the Court of Chancery of the State of Delaware, the settlement will result in the dismissal with prejudice of the Delaware Action and release by the plaintiff class of all claims under federal and state law that were or could have been asserted in the Delaware Action or which arise out of or relate to the transactions contemplated by the Offer. The MOU further provides that, in the event the Delaware Action is dismissed in accordance with the settlement stipulation, the parties in the Delaware Action will use their best efforts to obtain the dismissal with prejudice of the Georgia Action and the Federal Action (each as defined and described below). The settlement of the Delaware Action is subject to numerous conditions set forth in the MOU and to be contained in any stipulation of settlement, including the completion of the merger. Please see the copy of the MOU, which was filed as Exhibit (a)(5)(L) to Cox Radio’s Schedule 14D-9/A on May 1, 2009, for more information.

On March 30, 2009, a purported stockholder of Cox Radio commenced a putative class action and derivative action in the Superior Court of Gwinnett County in Georgia (the Georgia Action) against Cox Radio, its directors, Cox Media Group and Cox Enterprises. The initial complaint in the Georgia Action alleges that the defendants breached their fair price, fair process, disclosure and other fiduciary duties in connection with the transactions contemplated by the Offer, aiding and abetting claims against Cox Media Group and Cox Enterprises related to the purported breaches of fiduciary duty by the Cox Radio directors, and derivative claims for corporate waste, abuse of control, breach of the duty of care and unjust enrichment. On April 8, 2009, the plaintiff in the Georgia Action filed an amended complaint that repeated all claims advanced in the initial complaint. The amended complaint in the Georgia Action seeks, among other things, to enjoin the transactions contemplated by the Offer. By letter dated May 6, 2009, the plaintiff informed the Georgia Court that she would not seek to enjoin the Offer, but rather would pursue her rights as a putative class member in connection with the settlement proceedings in the Delaware Action. Cox Radio believes the claims asserted in the Georgia Action are without merit and intends to defend against them vigorously.

On April 8, 2009, a purported stockholder of Cox Radio commenced a putative class action in the United States District Court for the Northern District of Georgia (the Federal Action) against Cox Radio, its directors, Cox Media Group and Cox Enterprises. The initial complaint in the Federal Action alleges that the defendants breached their fair price, fair process, disclosure and other fiduciary duties in connection with the transactions contemplated by the Offer, aiding and abetting claims against Cox Media Group and Cox Enterprises related to the purported breaches of fiduciary duty by the Cox Radio directors, and claims under Section 14(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), against the Cox Radio directors in connection with their approval and filing of Cox Radio’s Schedule 14D-9. On April 15, 2009, the plaintiff in the Federal Action filed an amended complaint that repeated all claims advanced in the initial complaint and added claims regarding breach of sections 13(e) and 14(d) of the Exchange Act. On April 28, 2009, all parties to the Federal Action entered into a stipulation extending the time for all defendants to answer, move or otherwise respond to the amended complaint through and including June 19, 2009. The amended complaint in the Federal Action seeks, among other things, an injunction enjoining the transaction contemplated by the Offer and to rescind any transactions contemplated by the Offer that may be consummated. Cox Radio believes that the claims asserted in the Federal Action are without merit and intends to defend against them vigorously.

On April 16, 2009, Aldav LLC filed suit in the United States District Court for the Eastern District of Texas against Cox Radio and twelve other defendants principally engaged in the business of radio broadcasting alleging infringement of U.S. Patent No. 6,577,716. The complaint alleges that all thirteen defendants have infringed the this patent by using technology and methods to replace certain content broadcast over their radio stations (such as a local advertisement) with revised content (e.g., a different advertisement) for distribution over the Internet through streaming of the radio signals. The complaint seeks an accounting, unspecified actual damages, a permanent injunction, enhanced damages and fees. Cox Radio’s answer to the complaint is presently due to be filed on or before May 13, 2009. Cox Radio intends to defend the action vigorously. The outcome of this matter cannot be predicted at this time.

Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these other pending legal proceedings will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

5.	Goodwill and Other Intangible Assets

Cox Radio accounts for goodwill and intangible assets in accordance with SFAS No. 142, which requires that goodwill and certain intangible assets, including FCC licenses, not be amortized but instead be tested for impairment at least annually. Cox Radio’s annual impairment testing date is December 31st.

The following table reflects the components of intangible assets for the periods indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
March 31, 2009
FCC licenses and other intangible assets	$928,994	$92	$928,902
Goodwill	190,017	—	190,017

December 31, 2008
FCC licenses and other intangible assets	$928,992	$57	$928,935
Goodwill	190,017	—	190,017

Amortization expense was less than $0.1 million for each of the three-month periods ended March 31, 2009 and 2008.

6.	Shareholders’ Equity

In May 2007, Cox Radio authorized a share repurchase program pursuant to which Cox Radio was authorized to repurchase up to $100 million of its outstanding shares of Class A common stock. Final repurchases under this program were made in April 2008.

In March 2008, Cox Radio authorized a share repurchase program through which Cox Radio, from time to time, may repurchase up to $100 million of its Class A common stock in the open market or through privately negotiated transactions, with the amount and timing of repurchases to be determined by the company’s management.

As of March 31, 2009, Cox Radio had purchased 22.3 million shares under the three programs authorized since August 2005 for an aggregate purchase price of approximately $266.3 million, including commissions and fees, at an average price of $11.92 per share. Repurchased shares are held in treasury. As of March 31, 2009, $33.7 million remained authorized as available to repurchase outstanding shares under the third program. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice. Cox Radio suspended the remaining repurchase program in March 2009.

7.	Stock-Based Compensation and Long-Term Incentive Plans

During the three-month periods ended March 31, 2009 and 2008, Cox Radio accounted for two stock-based employee compensation plans, restricted stock and restricted stock units issued under the LTIP and the Employee Stock Purchase Plan (ESPP). Cox Radio accounts for these plans in accordance with SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. Awards of restricted stock and restricted stock units fully vest five years after the date of grant and are subject to a risk of forfeiture until the vesting date. Unlike standard restricted stock awards, no shares of common stock are issued upon the date of grant of restricted stock units. Instead, restricted stock units represent an agreement to issue Class A common stock upon vesting. The ESPP terminated during the second quarter of 2008, and 116,150 shares of Class A common stock were issued under the plan effective June 30, 2008.

For the three-month periods ended March 31, 2009 and 2008, compensation expense recognized in the income statement for stock-based compensation arrangements was $0.7 million and $2.1 million, respectively. The related income tax benefit for the three-month periods ended March 31, 2009 and 2008 was $0.3 million and $0.8 million, respectively.

As of March 31, 2009, there was $3.8 million of total unrecognized compensation expense related to restricted stock. This expense is expected to be recognized over a weighted-average period of 3.1 years, as the awards vest. No shares of restricted stock were issued during the three-month period ended March 31, 2009. During the three-month period ended March 31, 2008, 386,184 restricted stock units were awarded under the LTIP. During the three-month periods ended March 31, 2009 and 2008, respectively, 129,532 and 128,874 shares of restricted stock vested.

There were no options granted or exercised during the three-month periods ended March 31, 2009 and 2008.

During the three-month periods ended March 31, 2009 and 2008, Cox Radio also accounted for awards of performance units, which are not a form of stock-based compensation under SFAS No. 123R. Compensation expense related to performance units is recognized over the vesting period based on the amount that is expected to be paid upon vesting of the awards. Performance units are issued under the LTIP and payouts, if any, are based on Cox Radio’s financial performance over a five-year period. Compensation expense related to performance units is recognized over the vesting period based on the amount that is expected to be paid upon vesting of the awards. For the three-month period ended March 31, 2009, no compensation expense was recognized in the income statement for performance units. For the three-month period ended March 31, 2008, compensation expense recognized in the income statement for performance units was $1.4 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox Radio’s future plans, earnings, objectives, expectations, performance and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors. These factors include competition within the radio broadcasting industry, advertising demand in our markets, the possibility that advertisers may cancel or postpone schedules in response to political events, competition for audience share, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox Radio’s Annual Report on Form 10-K for the year ended December 31, 2008. Cox Radio assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

General

Cox Radio is a leading national radio broadcasting company whose business is devoted to acquiring, developing and operating radio stations located throughout the United States. Cox Enterprises indirectly owns approximately 78% of the common stock of Cox Radio and has approximately 97% of the voting power of Cox Radio.

The primary source of Cox Radio’s revenues is the sale of local and national advertising to be broadcast on its radio stations. For the three-month periods ended March 31, 2009 and 2008, respectively, approximately 72% and 70% of Cox Radio’s net revenues were generated from local advertising. For the three-month periods ended March 31, 2009 and 2008, respectively, approximately 18% and 21% of Cox Radio’s net revenues were generated from national advertising. Cox Radio’s most significant station operating expenses are employees’ salaries and benefits, commissions, programming expenses and advertising and promotional expenditures.

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

Acquisitions and Dispositions

Historically, Cox Radio has actively managed its portfolio of radio stations through selected acquisitions, dispositions and exchanges, as well as through the use of local marketing agreements, or LMAs, and joint sales agreements, or JSAs. Under an LMA or a JSA, the company operating a station provides programming or sales and marketing or a combination of such services on behalf of the owner of a station. The broadcast revenues and operating expenses of stations operated by us under LMAs and JSAs have been included in Cox Radio’s operations since the respective effective dates of such agreements. The acquisition discussed below has been accounted for using the purchase method. As such, the results of operations of the acquired stations have been included in the results of operations from the date of acquisition. Specific transactions entered into by Cox Radio during the past two years are described below.

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

Tender Offer

On March 23, 2009, Cox Enterprises, through its wholly-owned subsidiary Cox Media Group, Inc., commenced a tender offer to purchase all of the outstanding shares of Class A common stock of Cox Radio not otherwise owned by Cox Media Group for $3.80 net per share (the Offer). Cox Radio’s Board of Directors then formed a special committee of independent and disinterested directors, specifically, Juanita P. Baranco and Nick W. Evans, Jr., to consider the Offer. Following discussions between the special committee and officers of Cox Enterprises, on April 29, 2009, Cox Enterprises announced that it had agreed to increase the offer price to $4.80 net per share. On April 30, 2009, the special committee announced their view that the Offer price was fair, from a financial point of view, to Cox Radio’s stockholders (other than Cox Enterprises and Cox Media Group) and recommended that Cox Radio’s stockholders accept the Offer and tender their shares of Class A common stock.

In addition, following the commencement of the Offer, several lawsuits were filed. For additional information regarding the lawsuits, see Note 4 to the Unaudited Consolidated Financial Statements included in this report.

Results of Operations

Cox Radio’s results of operations represent the operations of the radio stations owned or operated by Cox Radio, or for which it provides sales and marketing services, during the applicable periods. The following discussion should be read in conjunction with the accompanying consolidated financial statements and the related notes included in this report.

Three months ended March 31, 2009 compared to three months ended March 31, 2008:

	March 31, 2009	March 31, 2008	$ Change	% Change
	(Amounts in thousands)
Net revenues:
Local	$54,289	$68,804	$(14,515)	(21.1)%
National	13,928	20,589	(6,661)	(32.4)%
Other	7,294	8,409	(1,115)	(13.3)%

Total net revenues	$75,511	$97,802	$(22,291)	(22.8)%

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

Net revenues for the first quarter of 2009 were $75.5 million, down 22.8% from the first quarter of 2008. Due to the current economic downturn, many of our advertisers have reduced spending on advertising. Local revenues decreased 21.1% and national revenues decreased 32.4%, each as compared to the first quarter of 2008. Other revenues, which include Internet and other non-traditional revenues, decreased 13.3% as compared to the first quarter of 2008. For the quarter, net revenues were down for each of our stations as compared to the prior year.

	March 31, 2009	March 31, 2008	$ Change	% Change
	(Amounts in thousands)
Cost of services (exclusive of depreciation and amortization shown below)	$24,455	$23,618	$837	3.5%

Cost of services is comprised of expenses incurred by our technical, news and programming departments. For the first quarter of 2009, cost of services increased $0.8 million, or 3.5%, over the corresponding prior-year quarter. This increase was primarily the result of additional costs associated with programming talent in our Atlanta and Tampa markets.

	March 31, 2009	March 31, 2008	$ Change	% Change
	(Amounts in thousands)
Selling, general and administrative expenses	$36,391	$40,329	$(3,938)	(9.8)%

Selling, general and administrative expenses are comprised of expenses incurred by our sales, promotion and general and administrative departments. These expenses decreased $3.9 million, or 9.8% as compared to the first quarter of 2008 primarily due to a decrease in sales commissions, associated with the corresponding decline in revenue, and reduced expenses associated with our Long-Term Incentive Plan (LTIP).

	March 31, 2009	March 31, 2008	$ Change	% Change
	(Amounts in thousands)
Corporate general and administrative expenses	$4,022	$5,967	$(1,945)	(32.6)%
Depreciation and amortization	2,555	2,701	(146)	(5.4)%

Corporate general and administrative expenses decreased $1.9 million, as compared to the first quarter of 2008, due to reduced expenses associated with our LTIP and decreased compensation expense.

	March 31, 2009	March 31, 2008	$ Change	% Change
	(Amounts in thousands)
Operating income	$7,969	$25,144	$(17,175)	(68.3)%

Operating income for the first quarter of 2009 was $8.0 million, a $17.2 million decrease from the first quarter of 2008 primarily due to the economic downturn and advertising recession.

	March 31, 2009	March 31, 2008	$ Change	% Change
	(Amounts in thousands)
Interest expense	$1,223	$3,861	$(2,638)	(68.3)%

Interest expense during the first quarter of 2009 decreased $2.6 million, or 68.3%, when compared to the first quarter of 2008 due to a lower overall borrowing rate. The average interest rate on our credit facility was 1.4% during the first quarter of 2009 and 4.4% during the first quarter of 2008.

	March 31, 2009	March 31, 2008	$ Change	% Change
	(Amounts in thousands)
Income tax expense:
Current	$47	$4,888	$(4,841)	(99.0)%
Deferred	2,817	3,613	(796)	(22.0)%

Total income tax expense	$2,864	$8,501	$(5,637)	(66.3)%

Income tax expense decreased approximately $5.6 million to $2.9 million in the first quarter of 2009 as compared to the first quarter of 2008. This decrease primarily related to the decrease in income over the same period. Our overall effective tax rate was 41.9% for the first quarter of 2009 and 39.9% for the first quarter of 2008.

	March 31, 2009	March 31, 2008	$ Change	% Change
	(Amounts in thousands)
Net income	$3,967	$12,809	$(8,842)	(69.0)%

Net income for the first quarter of 2009 was $4.0 million, a decrease of $8.8 million from the first quarter of 2008. This decrease was attributable to the various factors discussed above.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Primary sources of liquidity are cash provided by operations and availability under our bank credit facility. At March 31, 2009, Cox Radio held cash and cash equivalents of $0.8 million. Neither our access to, nor the value of, our cash equivalents has been materially affected by the recent liquidity problems of financial institutions. If the banking system or the financial markets continue to deteriorate or remain volatile, additional financing to fund potential acquisitions may not be available at all or on terms acceptable to us.

In comparing the three months ended March 31, 2009 to the three months ended March 31, 2008, net cash provided by operating activities increased $4.4 million primarily due to a decrease in accounts receivable. In comparing the three months ended March 31, 2009 to the three months ended March 31, 2008, net cash used by investing activities decreased $4.9 million due to a decrease in cash outlays for capital expenditures and signal upgrades, and net cash used by financing activities increased $8.5 million due to repayments under our revolving credit facility. During the three months ended March 31, 2009, we repaid $20.0 million under our revolving credit facility, as compared to $20.0 million of net borrowings during the three months ended March 31, 2008. Cox Radio expects future net cash provided by operating activities to provide sufficient funding for operations in the foreseeable future.

Daily cash management needs have been funded through intercompany advances from Cox Enterprises. Any borrowings from Cox Enterprises are due on demand, but typically repaid within 30 days. Cox Enterprises continues to perform day-to-day cash management services for us. Amounts due to and from Cox Enterprises accrue interest at Cox Enterprises’ current commercial paper borrowing rate or a London Interbank Offered Rate (LIBOR) based rate (1.2% at March 31, 2009 and 1.8% at December 31, 2008) dependent upon Cox Radio’s credit rating. We owed Cox Enterprises approximately $4.4 million at March 31, 2009 and Cox Enterprises owed us $1.4 million at December 31, 2008.

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

The credit facility includes commitment fees on the unused portion of the total amount available, which fees range from 0.070% to 0.225% depending on the credit rating of Cox Radio’s senior secured long-term debt. The credit facility contains, among other provisions, specified leverage and interest coverage requirements, the terms of which are defined within the credit facility. At March 31, 2009, Cox Radio was in compliance with these covenants. The credit facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other material debt, misrepresentation or breach of warranty, violation of certain covenants and change of control.

At March 31, 2009, Cox Radio had $380.1 million of outstanding indebtedness under the credit facility. The interest rate applied to amounts due under the credit facility was 1.2% at March 31, 2009. At December 31, 2008, Cox Radio had $400.1 million of outstanding indebtedness under the credit facility. The interest rate applied to amounts due under the facility was 1.8% at December 31, 2008. Since the interest rate under the credit facility is variable, the recorded balance of the credit facility approximates fair value.

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

In February 2005, we agreed to guarantee the borrowings of a third party up to $5 million to enable that party to purchase two stations and assist us in a signal upgrade project for one of our stations. In August 2007, we amended this agreement to increase the guarantee to up to $6 million and to extend the expiration to June 2009. If our signal upgrade is approved by the FCC, then we are likely to purchase the stations and performance under the guarantee will not be necessary. If the signal upgrade is not approved, our guarantee will be extinguished either through sale of the stations or through new financing arranged by the owner of the stations. At both March 31, 2009 and December 31, 2008, the carrying value of this guarantee was $0.7 million.

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

The estimated fair values of debt instruments are based on discounted cash flow analyses using our borrowing rates for similar types of borrowing arrangements and dealer quotations. The revolving credit facility and borrowing from, or amounts owed to, Cox Enterprises bear interest based on current market rates and, thus, approximate fair value. We are exposed to interest rate volatility with respect to this variable rate debt instrument. If the LIBOR borrowing rates were to increase 1% above the current rates at March 31, 2009, our interest expense on the revolving credit facility would increase approximately $3.8 million on an annual basis.

ITEM 4.	Controls and Procedures

Evaluation of Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of Cox Radio (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2009, the end of the fiscal quarter to which this report relates, that Cox Radio’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox Radio in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox Radio in such reports is accumulated and communicated to Cox Radio’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cox Radio’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox Radio’s desired disclosure objectives and are effective in reaching that level of reasonable assurance.

Changes in Internal Controls

There were no changes in Cox Radio’s internal control over financial reporting during the period covered by this report that materially affected, or were reasonably likely to materially affect, Cox Radio’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

Cox Radio is a party to four material legal proceedings, consisting of three actions filed by purported stockholders of Cox Radio with respect to the tender offer by Cox Enterprises and Cox Media Group for all outstanding shares of Class A common stock of Cox Radio not owned by Cox Media Group and one patent infringement claim filed by Alday LLC. See Note 4 to the Unaudited Consolidated Financial Statements included in this report for additional information.

Cox Radio is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any of these other legal proceedings will have a material adverse impact on Cox Radio’s consolidated financial position, consolidated results of operations or cash flows.

ITEM 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the Risk Factors). There have been no material changes the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our Class A common stock.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	During the three-month period ended March 31, 2009, we had one share repurchase program pursuant to which shares of our Class A common stock could be repurchased in the open market or through privately negotiated transactions, with the amount and timing of repurchases to be determined by our management. The program was authorized in March 2008. Repurchased shares are held in treasury, and the current program has no expiration date. Cox Radio may commence, suspend or terminate repurchases at any time, without prior notice, depending on market conditions and various other factors. We suspended this program in March 2009. For more information regarding our repurchase programs, see Note 6 to our Consolidated Financial Statements.

The following table sets forth certain information concerning the repurchase of Cox Radio’s Class A common stock during the three-month period ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 to January 31, 2009	302,553	$5.39	302,553	$37.0 million
February 1, 2009 to February 28, 2009	497,811	$5.30	475,500	$34.5 million
March 1, 2009 to March 31, 2009	184,031	$4.59	164,900	$33.7 million

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Listed below are the exhibits, which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
(1) 2.1	—	Asset Purchase Agreement, dated as of February 4, 2008, by and among Cox Radio, Inc., Southern Broadcasting of Athens, Inc., Southern Broadcasting of Pensacola, Inc., New Broadcast Investment Properties, Inc. and Southern Broadcasting Companies, Inc.
(2) 3.1	—	Amended and Restated Certificate of Incorporation of Cox Radio, Inc.
(3) 3.2	—	Certificate of Amendment to Certificate of Incorporation of Cox Radio, Inc.
(4) 3.3	—	Amended and Restated Bylaws of Cox Radio, Inc.
(5) 4.1	—	Form of Specimen Class A common stock certificate.
(6) 10.1	—	Credit Agreement, dated as of July 26, 2006, by and among Cox Radio, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Lehman Brothers Inc. and Citibank, N.A., as Syndication Agents, Wachovia Capital Markets, LLC and Bank of Tokyo-Mitsubishi UFJ Trust Company, as Documentation Agents and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunners.
(7) 10.2	—	First Amendment and Limited Waiver to Credit Agreement, dated as of December 29, 2008.
31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Exhibit 2.1 of Cox Radio’s Form 8-K dated February 4, 2008 and filed February 6, 2008.
(2)	Incorporated by reference to the corresponding exhibit of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(3)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(4)	Incorporated by reference to Exhibit 3.2 of Cox Radio’s Registration Statement on Form S-1 (SEC File No. 333-08737).
(5)	Incorporated by reference to Exhibit 4.1 of Cox Radio’s Form 8-A/A filed February 15, 2002.
(6)	Incorporated by reference to Exhibit 10.1 of Cox Radio’s Form 8-K dated July 26, 2006 and filed July 31, 2006.
(7)	Incorporated by reference to Exhibit 10.2 of Cox Radio’s Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Radio, Inc.

May 11, 2009	/s/ Charles L. Odom
Charles L. Odom
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and duly authorized officer)